Form 10QSB
period 1996-06-30
GLOBAL VENTURE FUNDING INC
filed 1996-08-26
CIK 774454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-QSB

  (Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1996

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT
  OF 1934

  For the transition period from        to

  Commission File Number 0-14213


                       GLOBAL VENTURE FUNDING, INC.

    (exact name of small business issuer as specified in its charter)



    Colorado                               84-0990371
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)



                   2712 Echo Mesa Drive
                   Las Vegas,  NV  89134
              (Address of Principal Executive Offices)



                             (702) 233-6638
                       (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter period that the
issuer was required to file such report), and (2) has been
subject to such filing requirements for the past 90
days.  Yes   x    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
  Class                       Outstanding at July 15, 1996
Common Stock $.0001 par value        2,782,513



    GLOBAL VENTURE FUNDING, INC.
(Formerly Venture Funding Corporation)

    CONSOLIDATED BALANCE SHEETS
As of June 30, 1996 and September 30, 1995

    UNAUDITED


    ASSETS
                                      June 30, 1996       Sept 30, 1995
                                        Unaudited             Audited
CURRENT ASSETS
      Cash                            $      61,904        $        367
      Accounts receivable                    22,679                 150
      Inventory                               7,874                   0
      Investment in subsidiary                    0                   0
      Prepaids & deposits                    34,596                   0
      Other current assets                      916                   0
          Total Current Assets                127,969               517

FIXED ASSETS
      Fixed assets                           23,980               1,158
      Accumulated depreciation/amortization   1,163                 723
        Total Fixed Assets                   22,817                 435

OTHER ASSETS
      Organization costs                     50,625              50,625
      Accumulated amortization               50,625              50,625
        Net Organization Costs                    0                   0
      Intangibles (See attached)                  0           1,773,433
      Goodwill (See attached)                   550                   0
        Total Other Assets                      550           1,773,433

TOTAL ASSETS                          $     151,336         $ 1,774,385

See accompanying notes to these financial statements.


(Formerly Venture Funding Corporation)


CONSOLIDATED BALANCE SHEETS (Continued)

As of June 30, 1996 and September 30, 1995

   UNAUDITED

LIABILITIES AND STOCKHOLDERS' EQUITY
                                     June 30, 1996       Sept 30, 1995
                                      Unaudited             Audited
CURRENT LIABILITIES
  Accounts payable                  $      57,050       $      32,444
  Accrued expenses                          6,754                   0
  Interest payable                            818                   0
    Total Current Liabilities              64,622              32,444

LONG-TERM LIABILITIES
  Notes payable                           160,000                   0
    Total Long-Term Liabilities           160,000                   0

Total Liabilities                         224,622              32,444


STOCKHOLDERS' EQUITY
Common stock, shares authorized 150,000,000
 par value $.0001, 2,782,513 and
 1,582,513 were issued and outstanding
 at par, respectively                         278                  158
Preferred stock, shares authorized 20,000,000:
 Series II, $.10 par value, 500,000 shares
 authorized; 500,000 shares issued and
 outstanding; $500,000 liquidation
 value                                     50,000               50,000
 Series B, $.10 par value, 500,000 shares
 authorized; 398,317 shares issued and
 outstanding; $398,317 liquidation
 value                                     39,832               39,817
 Series C, $.10 par value, 50,000 shares
 authorized; 5,500 and 12,000 shares were
 issued and outstanding, respectively;
 $1,650,000 liquidation value                 550                1,200
 Series D, $.10 par value, 50,000 shares
 authorized; 500 shares issued and
 outstanding; $-0- liquidation value           50                   50
Additional paid-in capital                450,710            2,223,078
Retained earnings                        (614,706)            (572,362)
Total Stockholders' Equity                (73,286)           1,741,941

TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                 $  151,336         $  1,774,385

See accompanying notes to these financial statements.



    GLOBAL VENTURE FUNDING, INC.
(Formerly Venture Funding Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS
For the Third Quarter Ended June 30, 1996 and 1995

    UNAUDITED

                                For the Nine              For the Three
                            Months Ended June 30,     Months Ended June 30,
                            1996         1995         1996         1995
                            Unaudited   Unaudited     Unaudited   Unaudited
REVENUE:
 Sales                    $   142,643  $       0      $       0  $        0
 Other income                       0      1,146              0           0
  TOTAL REVENUE               142,643      1,146              0           0

COST OF GOODS SOLD:            36,315      7,405              0           0

GROSS PROFIT:                 106,328     (6,259)             0           0

OPERATING EXPENSES:
 Salaries and wages            72,740          0              0           0
 Professional fees             18,930          0              0           0
 General and administrative    30,731      3,850            404         952
 Rents and leases              11,297          0              0           0
 Licenses and filing fees       8,212          0              0           0
 Taxes                          5,168          0              0           0
 Depreciation                     440          0              0           0
 Interest                         818      3,018              0       1,006
 Other                            337          0              0           0
TOTAL OPERATING EXPENSES      148,672      6,868            404       1,958

NET (LOSS) FROM OPERATIONS: $ (42,344)  $(13,127)      $   (404)   $ (1,958)

(LOSS) PER SHARE:

(Loss) per common share     $  (0.02)   $  (0.01)      $  (0.00)   $  (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        2,236,208   1,581,263       2,781,263  1,581,263

See accompanying notes to these financial statements.


        GLOBAL VENTURE FUNDING, INC.
(Formerly Venture Funding Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Third Quarter Ended June 30, 1996 and 1995

        (UNAUDITED)
                                                     For the Nine
                                                 Months Ended June  30,
                                                  1996         1995
CASH FLOW FROM
OPERATING ACTIVITIES:
 Net (loss)                                   $  (42,344)  $    (13,127)
 Depreciation                                        440            174
 (Loss) on equipment disposition
 Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
  (Increase) decrease in:
    Inventory                                     (7,874)         7,405
    Accounts receivable & notes receivable       (22,529)             0
    Prepaids, deposits, other assets
     & miscellaneous                             (35,512)             0
    Intangibles/other assets                   1,772,883       (573,433)
   Increase (decrease) in:
    Accounts payable                              24,606          5,807
    Accrued expenses/interest payable              7,572              0
      Total adjustments                        1,739,146       (560,221)
Net cash provided (used) by operating
  activities                                   1,697,242       (573,174)


CASH FLOW FROM INVESTMENT ACTIVITIES:
  Purchase/sale of property and equipment
   and other assets                              (22,822)             0
Net cash (used) by investment activities         (22,822)             0

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from current and long term debt   160,000              0
  Proceeds from the sale of stock & adjustment
   to additional paid-in capital              (1,772,883)       573,433
  Net change in minority interests and
   other assets                                        0              0
  Net cash provided (used) by financing
   activities                                 (1,612,883)       573,433


INCREASE (DECREASE) IN CASH                       61,537            259
CASH AT BEGINNING OF YEAR                            367            159
CASH AT END OF YEAR                          $    61,904      $     418

See accompanyings notes to these financial statements.



        GLOBAL VENTURE FUNDING, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           June 30, 1996

1. Basis of Presentation: The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and based upon instructions to Form 10-QSB and Regulation SX. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

2. Acquisition of AllCell Communications, Inc.: On May 7, 1996, the company entered into an Acquisition Agreement Stock for Stock exchange with AllCell Communications, Inc. (ACI). all the stock of ACI was exchanged for 5,500 shares of Series C Preferred Convertible stock. The Series C Preferred Shares are convertible at the rate of 100 shares of Common Stock for each share of Preferred. The Company valued, for purposes of the acquisition, the common shares at $3.00 thereby giving a value of the shares issued to ACI of $1,650,000.

     Because ACI is a start up company and has a limited operating history, management has elected to reserve the goodwill at 100% and carry the acquisition at a cost of $550. Management will, at such time as operations of ACI justify the $1,650,000 asset, add it to the Company's balance sheet.

3. Related Party Transaction: Roger K. Knight, President of the Company, has loaned the company $160,000 since May 1996. Said loans are being used for financing ACI operations. The interest on these long-term notes will accrue at the rate of 10% per annum.

4. Restatement of Intangible Asset(s)/Goodwill: The Company applied for quotation on the OTC Bulletin Board. Because the NASD compliance department and management disagreed on the accounting treatment of $1,773,433 of intangibles/goodwill, the Company determined that the intangible assets were based on the future utilization of the intellectual property/goodwill of the food business and that the Company would now reserve this amount until such time as they reenter and develop the food business.

     The Company acquired AllCell Communications in May 1996, as described more fully in Note 1. Because ACI is a start up company and has a limited operating history, management has elected to reserve the goodwill at 100% and carry the acquisition at a cost of $550. Management will, at such time as operations of ACI justify the $1,650,000 asset, will add it to the Company's balance sheet.



  GLOBAL VENTURE FUNDING, INC.
(Formerly Venture Funding Corporation)


   CONSOLIDATING BALANCE SHEETS
      As of June 30, 1996

          UNAUDITED

          ASSETS

                                GVF       ALLCELL       AJE'S      CONSOL.
                              June 30,    June 30,     June 30,    June 30,
                               1996         1996         1996       1996
                             Unaudited   Unaudited   Unaudited   Unaudited
CURRENT ASSETS
 Cash                        $  37,037   $  24,867   $       0   $  61,904
 Accounts receivable                 0      22,679           0      22,679
 Inventory                           0       7,874           0       7,874
 Investment in subsidiary      114,800           0    (114,800)          0
 Prepaids & deposits               150      34,446           0      34,596
 Other current assets                0         916           0         916
   Total Current Assets        151,987      90,782    (114,800)    127,969

FIXED ASSETS
 Fixed assets                    1,158      22,822           0     23,980
 Accumulated depreciation
   /amortization                   897         266           0      1,163
Total Fixed Assets                 261      22,556           0     22,817

OTHER ASSETS
 Organization costs             50,625           0           0     50,625
 Accumulated amortization       50,625           0           0     50,625
  Net Organization Costs             0           0           0          0
 Intangibles (See attached)          0           0           0          0
 Goodwill (See attached)     1,650,000           0  (1,649,450)       550
   Total Other Assets        1,650,000           0  (1,649,450)       550

TOTAL ASSETS               $ 1,802,248    $113,338 $(1,764,250) $ 151,336

GVF - Global Venture Funding, Inc.
ALLCELL - AllCell Communications, Inc.
AJE'S - Adjusting Journal Entries/Intercompany Eliminations
CONSOL. - Consolidated Financial Statement(s) after AJE'S


See accompanying notes to these financial statements.



  GLOBAL VENTURE FUNDING, INC.
(Formerly Venture Funding Corporation)

CONSOLIDATING BALANCE SHEETS (Continued)
       As of June 30, 1996

          UNAUDITED

LIABILITIES AND STOCKHOLDERS' EQUITY
                                     GVF      ALLCELL     AJE'S    CONSOL.
                                   June 30,   June 30,   June 30,  June 30,
                                     1996       1996       1996      1996
                                   Unaudited  Unaudited Unaudited Unaudited
CURRENT LIABILITIES
 Accounts payable                 $   51,490  $   5,560  $      0  $ 57,050
 Accrued expenses                          0      6,754         0     6,754
 Interest payable                        818          0         0       818
   Total Current Liabilities          52,308     12,314         0    64,622

LONG-TERM LIABILITIES
 Notes payable                       160,000          0         0   160,000
   Total Long-Term Liabilities       160,000          0         0   160,000

Total Liabilities                    212,308     12,314         0   224,622

STOCKHOLDERS' EQUITY
 Common stock, shares authorized
 150,000,000 par value $.0001,
 2,782,513 were issued and
 outstanding at par, respectively       278           0         0       278
 Preferred stock, shares authorized
 20,000,000:
 Series II, $.10 par value, 500,000
 shares authorized; 500,000 shares
 issued and outstanding; $500,000
 liquidation value                   50,000           0          0   50,000
 Series B, $.10 par value, 500,000
 shares authorized; 398,317 shares
 issued and outstanding; $398,317
 liquidation value                   39,832           0          0   39,832
 Series C, $.10 par value, 50,000
 shares authorized; 5,500 shares issued
 and outstanding; $1,650,000
 liquidation value                      550           0          0      550
 Series D, $.10 par value, 50,000
 shares authorized; 500 shares issued
 and outstanding; $-0- liquidation
 value                                   50           0          0       50
Additional paid-in capital        2,100,160     114,800 (1,764,250) 450,710
Retained earnings                  (600,930)    (13,776)         0 (614,706)
Total Stockholders' Equity        1,589,940     101,024 (1,764,250) (73,286)

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                          $ 1,802,248   $113,338 $(1,764,250) $151,336

GVF - Global Venture Funding, Inc.
ALLCELL - AllCell Communications, Inc.
AJE'S - Adjusting Journal Entries/Intercompany Eliminations
CONSOL. - Consolidated Financial Statement(s) after AJE'S

See accompanying notes to these financial statements.


  GLOBAL VENTURE FUNDING, INC.
(Formerly Venture Funding Corporation)

 CONSOLIDATING STATEMENT OF OPERATIONS
 For the Nine Month Period June 30, 1996

         UNAUDITED

                                   GVF      ALLCELL      AJE'S     CONSOL.
                                 June 30,   June 30,    June 30,   June 30,
                                   1996       1996        1996       1996
                                Unaudited   Unaudited   Unaudited  Unaudited
REVENUE:
 Sales                          $       0   $ 142,643   $       0  $ 142,643
TOTAL REVENUE                           0     142,643           0    142,643

COST OF GOODS SOLD:                     0      36,315           0     36,315

GROSS PROFIT:                           0     106,328           0    106,328

OPERATING EXPENSES:
 Salaries and wages                     0      72,740           0     72,740
 Professional fees                 18,930           0           0     18,930
 General and administrative           521      30,210           0     30,731
 Rents and leases                       0      11,297           0     11,297
 Licenses and filing fees           8,125          87           0      8,212
 Taxes                                  0       5,168           0      5,168
 Depreciation                         174         266           0        440
 Interest                             818           0           0        818
 Other                                  0         337           0        337
TOTAL OPERATING EXPENSES           28,568     120,104           0    148,672

NET (LOSS) FROM OPERATIONS      $ (28,568)  $ (13,776)  $       0  $ (42,344)

GVF - Global Venture Funding, Inc.
ALLCELL - AllCell Communications, Inc.
AJE'S - Adjusting Journal Entries/Intercompany Eliminations
CONSOL. - Consolidated Financial Statement(s) after AJE'S



See accompanying notes to these financial statements.


      GLOBAL VENTURE FUNDING, INC.

NOTES TO UNAUDITED CONSOLIDATING FINACIAL STATEMENTS
            June 30, 1996

  1. Basis of Presentation: The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and based upon instructions to Form 10-QSB and Regulation SX. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

  2. Acquisition of AllCell Communications, Inc.: On May 7, 1996, the company entered into an Acquisition Agreement Stock for Stock exchange with AllCell Communications, Inc. (ACI). all the stock of ACI was exchanged for 5,500 shares of Series C
Preferred Convertible stock. The Series C Preferred Shares are convertible at the rate of 100 shares of Common Stock for each share of Preferred. The Company valued, for purposes of the acquisition, the common shares at $3.00 thereby giving a value of the shares issued to ACI of $1,650,000.

    Because ACI is a start up company and has a limited operating history, management has elected to reserve the goodwill at 100% and carry the acquisition at a cost of $550. Management will, at such time as operations of ACI justify the $1,650,000 asset, add it to the Company's balance sheet.

  3. Related Party Transaction: Roger K. Knight, President of the Company, has loaned the company $160,000 since May 1996. Said loans are being used for financing ACI operations. The interest on these long-term notes will accrue at the rate of 10% per annum.

  4. Restatement of Intangible Asset(s)/Goodwill: The Company applied for quotation on the OTC Bulletin Board. Because the NASD compliance department and management disagreed on the accounting treatment of $1,773,433 of intangibles/goodwill, the Company determined that the intangible assets were based on the future utilization of the intellectual property/goodwill of the food business and that the Company would now reserve this amount until such time as they reenter and develop the food business.

    The Company acquired AllCell Communications in May 1996, as described more fully in Note 1. Because ACI is a start up company and has a limited operating history, management has elected to reserve the goodwill at 100% and carry the acquisition at a cost of $550. Management will, at such time as operations of ACI justify the $1,650,000 asset, will add it to the Company's balance sheet.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   GLOBAL VENTURE FUNDING, INC.


  Date: July 15, 1996             By:     /s/  Roger K. Knight
                                         President