Form 10QSB/A
period 1996-06-30
GLOBAL VENTURE FUNDING INC
filed 1996-08-26
CIK 774454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-QSB/A

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


PART I - FINANIAL INFORMATION

Item 1. Financial Statements

    GLOBAL VENTURE FUNDING, INC.
(Formerly Venture Funding Corporation)

    CONSOLIDATED BALANCE SHEETS
As of June 30, 1996 and September 30, 1995

    UNAUDITED


    ASSETS
                                      June 30, 1996       Sept 30, 1995
                                        Unaudited             Audited
CURRENT ASSETS
      Cash                            $      61,904        $        367
      Accounts receivable                    22,679                 150
      Inventory                               7,874                   0
      Investment in subsidiary                    0                   0
      Prepaids & deposits                    34,596                   0
      Other current assets                      916                   0
          Total Current Assets              127,969                 517

FIXED ASSETS
      Fixed assets                           23,980               1,158
      Accumulated depreciation/amortization   1,163                 723
        Total Fixed Assets                   22,817                 435

OTHER ASSETS
      Organization costs                     50,625              50,625
      Accumulated amortization               50,625              50,625
      Net Organization Costs                      0                   0
        Total Other Assets                      550                   0

TOTAL ASSETS                          $     151,336         $       952

See accompanying notes to these financial statements.


GLOBAL VENTURE FUNDING, INC.
(Formerly Venture Funding Corporation)


CONSOLIDATED BALANCE SHEETS (Continued)

As of June 30, 1996 and September 30, 1995

   UNAUDITED

LIABILITIES AND STOCKHOLDERS' EQUITY
                                     June 30, 1996       Sept 30, 1995
                                      Unaudited             Audited
CURRENT LIABILITIES
  Accounts payable                  $      57,050       $      32,444
  Accrued expenses                          6,754                   0
  Interest payable                            818                   0
    Total Current Liabilities              64,622              32,444

LONG-TERM LIABILITIES
  Notes payable                           160,000                   0
    Total Long-Term Liabilities           160,000                   0

Total Liabilities                         224,622              32,444


STOCKHOLDERS' EQUITY
Common stock, shares authorized 150,000,000
 par value $.0001, 2,782,513 and
 1,582,513 were issued and outstanding
 at par, respectively                         278                  158
Preferred stock, shares authorized 20,000,000:
 Series II, $.10 par value, 500,000 shares
 authorized; 500,000 shares issued and
 outstanding; $500,000 liquidation
 value                                     50,000               50,000
 Series B, $.10 par value, 500,000 shares
 authorized; 398,317 shares issued and
 outstanding; $398,317 liquidation
 value                                     39,817               39,817
 Series C, $.10 par value, 50,000 shares
 authorized; 5,50 and 12,000 shares were
 issued and outstanding, respectively;
 $550,000 liquidation value                   550                1,200
 Series D, $.10 par value, 50,000 shares
 authorized; 500 shares issued and
 outstanding; $-0- liquidation value           50                   50
Additional paid-in capital                450,725              449,645
Retained earnings                        (614,706)            (572,362)
Total Stockholders' Equity                (73,286)             (31,492)

TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                 $  151,336         $        952

See accompanying notes to these financial statements.




    GLOBAL VENTURE FUNDING, INC.
(Formerly Venture Funding Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS
For the Third Quarter Ended June 30, 1996 and 1995

    UNAUDITED

                                For the Nine              For the Three
                            Months Ended June 30,     Months Ended June 30,
                            1996         1995         1996         1995
                            Unaudited   Unaudited     Unaudited   Unaudited
REVENUE:
 Sales                    $   142,643  $       0      $       0  $        0
 Other income                       0      1,146              0           0
  TOTAL REVENUE               142,643      1,146              0           0

COST OF GOODS SOLD:            36,315      7,405              0           0

GROSS PROFIT:                 106,328     (6,259)             0           0

OPERATING EXPENSES:
 Salaries and wages            72,740          0              0           0
 Professional fees             18,930          0              0           0
 General and administrative    30,731      3,850            404         952
 Rents and leases              11,297          0              0           0
 Licenses and filing fees       8,212          0              0           0
 Taxes                          5,168          0              0           0
 Depreciation                     440          0              0           0
 Interest                         818      3,018              0       1,006
 Other                            337          0              0           0
TOTAL OPERATING EXPENSES      148,672      6,868            404       1,958

NET (LOSS) FROM OPERATIONS: $ (42,344)  $(13,127)      $   (404)   $ (1,958)

(LOSS) PER SHARE:

(Loss) per common share     $  (0.02)   $  (0.01)      $  (0.00)   $  (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING        2,241,842   1,581,263       2,782,513  1,581,263

See accompanying notes to these financial statements.


        GLOBAL VENTURE FUNDING, INC.
(Formerly Venture Funding Corporation)

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Third Quarter Ended June 30, 1996 and 1995

        (UNAUDITED)
                                                     For the Nine
                                                 Months Ended June  30,
                                                  1996         1995
CASH FLOW FROM
OPERATING ACTIVITIES:
 Net (loss)                                   $  (42,344)  $    (13,127)
 Depreciation                                        440            174
 (Loss) on equipment disposition
 Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
  (Increase) decrease in:
    Inventory                                     (7,874)         7,405
    Accounts receivable & notes receivable       (22,529)             0
    Prepaids, deposits, other assets
     & miscellaneous                             (35,512)             0
    Intangibles/other assets                           0       (573,433)
   Increase (decrease) in:
    Accounts payable                              24,606          5,807
    Accrued expenses/interest payable              7,572              0
      Total adjustments                          (33,737)       (560,221)
Net cash provided (used) by operating
  activities                                     (75,641)       (573,174)


CASH FLOW FROM INVESTMENT ACTIVITIES:
  Purchase/sale of property and equipment
   and other assets                              (22,822)             0
Net cash (used) by investment activities         (22,822)             0

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from current and long term debt   160,000              0
  Proceeds from the sale of stock & adjustment
   to additional paid-in capital                       0        573,433
  Net change in minority interests and
   other assets                                        0              0
  Net cash provided (used) by financing
   activities                                    160,000        573,433


INCREASE (DECREASE) IN CASH                       61,537            259
CASH AT BEGINNING OF YEAR                            367            159
CASH AT END OF YEAR                          $    61,904      $     418

See accompanying notes to these financial statements.


        GLOBAL VENTURE FUNDING, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           June 30, 1996

1. Basis of Presentation: The accompanying condensed financial statements are unaudited, however, in the opinion of management have been prepared in accordance with generally accepted accounting principles for interim financial information and based upon instructions to Form 10-QSB and Regulation SX. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and notes inlcuded in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 1995.

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

4. On May 29, 1996, the Company entered into an exclusive licensing agreement with Cellular 99, Inc. a Nevada corporation for the purpose of renting cellular phones within the State of Illinois. The
Company expects to secure additional licenses for other states.
The cellular phone would be supplied by Cellular 99 and it is estimated that they would rent for 99 cents per day. The Company is in the process of determining its capital requirements to launch this venture.

  GLOBAL VENTURE FUNDING, INC.
(Formerly Venture Funding Corporation)


   CONSOLIDATING BALANCE SHEETS
      As of June 30, 1996

          UNAUDITED

          ASSETS

                                GVF       ALLCELL       AJE'S      CONSOL.
                              June 30,    June 30,     June 30,    June 30,
                               1996         1996         1996       1996
                             Unaudited   Unaudited   Unaudited   Unaudited
CURRENT ASSETS
 Cash                        $  37,037   $  24,867   $       0   $  61,904
 Accounts receivable                 0      22,679           0      22,679
 Inventory                           0       7,874           0       7,874
 Investment in subsidiary      114,800           0    (114,800)          0
 Prepaids & deposits               150      34,446           0      34,596
 Other current assets                0         916           0         916
   Total Current Assets        151,987      90,782    (114,800)    127,969

FIXED ASSETS
 Fixed assets                    1,158      22,822           0     23,980
 Accumulated depreciation
   /amortization                   897         266           0      1,163
Total Fixed Assets                 261      22,556           0     22,817

OTHER ASSETS
 Organization costs             50,625           0           0     50,625
 Accumulated amortization       50,625           0           0     50,625
 Net Organization Costs              0           0           0          0
 Goodwill                          550           0           0        550
   Total Other Assets              550           0           0        550

TOTAL ASSETS               $   152,798    $113,338 $  (114,800) $ 151,336

GVF - Global Venture Funding, Inc.
ALLCELL - AllCell Communications, Inc.
AJE'S - Adjusting Journal Entries/Intercompany Eliminations
CONSOL. - Consolidated Financial Statement(s) after AJE'S


See accompanying notes to these financial statements.


  GLOBAL VENTURE FUNDING, INC.
(Formerly Venture Funding Corporation)

CONSOLIDATING BALANCE SHEETS (Continued)
       As of June 30, 1996

          UNAUDITED

LIABILITIES AND STOCKHOLDERS' EQUITY
                                     GVF      ALLCELL     AJE'S    CONSOL.
                                   June 30,   June 30,   June 30,  June 30,
                                     1996       1996       1996      1996
                                   Unaudited  Unaudited Unaudited Unaudited
CURRENT LIABILITIES
 Accounts payable                 $   51,490  $   5,560  $      0  $ 57,050
 Accrued expenses                          0      6,754         0     6,754
 Interest payable                        818          0         0       818
   Total Current Liabilities          52,308     12,314         0    64,622

LONG-TERM LIABILITIES
 Notes payable                       160,000          0         0   160,000
   Total Long-Term Liabilities       160,000          0         0   160,000

Total Liabilities                    212,308     12,314         0   224,622

STOCKHOLDERS' EQUITY
 Common stock, shares authorized
 150,000,000 par value $.0001,
 2,782,513 were issued and
 outstanding at par, respectively       278           0         0       278
 Preferred stock, shares authorized
 20,000,000:
 Series II, $.10 par value, 500,000
 shares authorized; 500,000 shares
 issued and outstanding; $500,000
 liquidation value                   50,000           0          0   50,000
 Series B, $.10 par value, 500,000
 shares authorized; 398,317 shares
 issued and outstanding; $398,317
 liquidation value                   39,817           0          0   39,817
 Series C, $.10 par value, 50,000
 shares authorized; 5,500 shares issued
 and outstanding; $1,200,000
 liquidation value                      550           0          0      550
 Series D, $.10 par value, 50,000
 shares authorized; 500 shares issued
 and outstanding; $-0- liquidation
 value                                   50           0          0       50
Additional paid-in capital          450,725     114,800          0  450,725
Retained earnings                  (600,930)    (13,776)         0 (614,706)
Total Stockholders' Equity          (73,286)    101,024          0  (73,286)

TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                            $ 152,798    $113,338  $(114,800) $151,336

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

4. On May 29, 1996, the Company entered into an exclusive licensing agreement with Cellular 99, Inc., a Nevada corporation for the purpose of renting cellular phones within the State of Illinois. The Company expects to secure additional licenses for other states. The cellular phone would be supplied by Cellular 99 and it is estimated that they would rent for 99 cents per day. The Company is in the process of determining its capital requirements to launch this venture.


Item 2. - Management's Discussion and Analysis or Plan of Operation

The Company recorded net losses of $404 and $42,344 for the respective three and nine months periods ended June 30, 1996, as compared to net losses of $1,958, and $3,127, for the respective three and nine months ended June 30, 1995. During the current three and nine month periods, the Company, through its wholly owned subsidiary ACI incurred significant start-up costs, in the form of inventory, equipment, personnel, advetising and other related overhead and operating costs, in connection with its new focus on the cellular telephone leasing and cellular airtime business.

Gross profit for the nine months ended June 30, 1996 increased by $112,578 to $106,328, the increase in sales revenues was attributable to the acquisition of ACI.

General and administrative expenses for the three months ended
June 30, 1996 decreased by $548 from June 30, 1995 to $404, the decrease as attributable to the Company's suspended operations.

General and administrative expenses for the nine months ended
June 30, 1996 increased by $26,881 from June 30, 1995 to
$30,031 the increase was attributable to the start up costs of ACI.

Interest expense for the three and nine months ended June 30, 1996 was $-0- and $818 respectively, compared to $1,006 and $7,018, respectively for the comparable 1995 periods due to debt being converted to equity.


Liquidity and Capital Resources

Net working capital at June 30, 1996 was $63,347 as compared to $(278,965) of net working capital at June 30, 1995.

Operating activities used $75,641 of cash during the nine months ended June 30, 1996, principally as a result of the Company's net loss, and increase in start up costs and expenses.

Investing activities used $22,822 of cash during the nine months ended June 30, 1996, principally due to the Company's expenditures in connection with its acquisition of ACI, as more fully described in Notes to Financial Statements contained herein.

Financing activities provided $160,000 of cash during the nine months ended June 30, 1996, attributable to loans made to the Global Venture Funding, Inc. by its President.

The Company has financed its growth and the growth of its subsidiary as more fully described in Notes to Financial Statements contained herein.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes In Securities
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission Of Matter To A Vote Of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
         None

(b) Reports On Form 8-K
   The Company filed a Form 8-K Current Report, dated July 15, 1996, which stated that on May 7, 1996, the Company entered into a Stock for Stock Acquisition Agreement with AllCell Communications, Inc.,
(ACI) a Georgia corporation, located in Jonesboro, Georgia. ACI provides cellular telephones, pagers, and cellular telephone services including airtime, in the Atlanta, Georgia area. ACI sells pre-paid airtime to customers. The Report also stated that the Company entered into a ten year Exclusive License Agreement with Cellular 99, Inc., for the purpose of selling cellular telephones in the State of Illinois. The Report also stated that it changed accountants in April 1996 for the fiscal years ended September 30, 1994 and 1995.

   The Company filed unaudited consolidated financial statements on the Form 8-K and intends to file an Amended Form 8-K concurrently with this filing to include information regarding a change in accountants effective April 1996 for the fiscal years ended September 30, 1994 and 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  GLOBAL VENTURE FUNDING, INC.


Date: August 22, 1996             BY:   /s/  Roger K. Knight
                                      President