Form 10KSB/A
period 1995-09-30
GLOBAL VENTURE FUNDING INC
filed 1996-10-24
CIK 774454

FORM 10-KSB/A

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(FEE REQUIRED)

For the year fiscal year ended September 30, 1995

                                       OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(NO FEE REQUIRED)
For the transition period from ......to.........

Commission file number 0-14213


                            GLOBAL VENTURE FUNDING, INC.

          (Exact name of registrant as specified in its charter)


 Colorado                                       84-0990371
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)                Identification Number)

                   2712 Echo Mesa Drive, Las Vegas, NV  89134
                    (Address of principal executive offices)

Registrant's telephone number, including area code (702) 233-6638


     Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $.0001 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(g) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes             No   X

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [x]

Common Stock $.0001 par value - 2,782,513 shares outstanding as of April
30, 1996.

Aggregate market value of voting Common Stock held by non-affiliates:$-0-

                                     PART I

Item 1.   Description of Business

Venture Funding Corporation (The "Company") was incorporated in the state of Colorado on December 7, 1984. The Company was formed for the purpose of acquiring or merging with a privately held business. The Company completed its registered offering on form S-18 on October 17, 1985. The stock was traded in the OTC market.

On May 8, 1992, a Certificate of Assumed or Trade Name was filed with the Colorado Secretary of State to record the trade name of Global Venture Funding, Inc. Global Venture Funding Inc. (GVF) is the name under which the Company transacts its business. On June 18, 1993, the Articles of Incorporation were amended and the name of the Company was changed to Global Venture Funding, Inc.

Effective August 4, 1992, the company acquired, through its wholly owned subsidiary, GVF/Global Foods, Inc., all of the issued and outstanding stock of American West Foods, Inc. (AWF) in a tax free stock for stock acquisition agreement. AWF, located in Denver, Colorado, was a wholesale distributor of fresh fruits and vegetables and hauled freight in its trucking operation. Effective at the inception for the beginning of the fiscal year ended September 30, 1994, AWF ceased operations and subsequently filed for bankruptcy. This business segment operation no longer exists as a part of GVF effective with the beginning of the fiscal year ended September 30, 1994.

In June 1993, GVF acquired Macrologic, Inc. (MLI). GVF exchanged 4,200 shares of GVF s convertible Series C preferred shares and 380,000 shares of GVF s $.0001 par value common shares for 80% of the outstanding shares of MLI's common stock. The total cost of the acquisition was as follows:

  Value of net assets acquired            $3,345,146
  Minority interests                        (113,146)
  Total cost                              $3,232,000

The value acquired exceeded the recorded amounts by $2,779,418. This excess was allocated to computer software based on appraisal values and was to be amortized over the five year estimated remaining useful life of the software. As of December 31, 1993, the acquisition agreement with MLI was rescinded.

In late 1993, the management of the Company did a feasibility study of the telephone debit card industry, to determine whether to enter this market. To enter this market the Company would have to raise a minimum of $100,000 of working capital. GVF did not raise the necessary working capital to succeed in this actively, and after a brief pilot program, discontinued its efforts in selling telephone debit cards in December of 1994.

On May 8, 1996, GVF acquired 100% of the common stock of AllCell Communications, Inc.(ACI), a Georgia Corporation, in exchange for 5,500 shares of the Company s newly issued preferred stock of which 5,000 shares have been placed in escrow pending achievement by ACI of certain earnings levels as specified in the purchase agreement. The Company valued the acquisition on the basis of $.10 par value of the preferred stock issued times the number of shares or $550. ACI is in the debit cellular phone communications industry.

The cellular communications industry has been rapidly growing during recent years. As of June 1994, the cellular industry served more than 19 million users within the United States, with industry revenues for 1993 aggregating in excess of $12 billion. Usage has nearly doubled since 1992, and two of every three new telephone numbers have been assigned to cellular phones since that year. It is projected that there will be 58.5 million cellular phone subscribers in the United States by 1999.

The explosive need and the abuse of cellular service have caused many of the cellular carriers to stop selling service to people with bad or no credit. There are many extenuating circumstances that cause a person to have bad credit. Many are trying to work their way back to good credit. There are approximately 70,000,000 Americans that do not have sufficient credit to have a cellular phone. In addition to the 19 million people in the United States who currently have cellular service, 6 million have applied for service and have been turned down. At a rate of $.50 to $.75 per minute usage, a person can easily run up a bill of $500 or more. By the time the customer has two months of service, they may never be able to catch up with the payments due.

ACI has discovered two forms of technology to supply a needed service to this market niche. They have found a cellular telephone that will control the amount of air time used by a customer. In this way, the customer can prepay for the usage. When air time is programmed into the telephone and it is used, the telephone will disable itself until more air time is paid for. ACI also has a switch that can interact with the cellular carriers switch. Buy using this method, it is possible to activate any cellular phone.
By using these technologies, ACI is protected from air time abuse and the customer is also protected from having a cellular bill that they cannot pay.

The Company has continued it efforts in identifying a company in the telecommunications industry and/or to establish its own activity in the telecommunications industry. Toward this end, on May 29, 1996, the Company, entered into an agreement with Cellular 99, a Nevada Corporation, whereby it obtained an exclusive license to rent cellular phones within the state of Illinois. The company expects to secure additional licenses for other states. The cellular phone would be supplied by Cellular 99 and it is estimated that they would rent for 99 cents per day. The Company is in the process of determining its capital requirements to launch this venture.

In order for GVF to be successful, additional funding will be required. The Company had no significant revenues or other types of cash infusion during the past two years. The failure of the company to successfully obtain additional funds may jeopardize its existence. The company is proceeding with raising additional working capital by the sale of common stock, borrowings and/or possible licensing of its developed business arrangements.

GVF has two employees of which all are full time employees and ACI has fourteen employees of which all are full time employees.

Item 2.   Properties

The Company shares approximately 1,000 square feet of office space in Las Vegas Nevada. ACI rents approximately 3,000 square feet of office space in Jonesboro, Georgia.

Item 3.   Legal Proceedings

There are no known legal proceedings to which the Company is a party as of September 30, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders.

None. No matters were submitted to a vote of the Registrant's Security holders during the year ended September 30, 1995.

     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.

The Registrant's stock is not currently traded on any exchange.

The Registrant effected a 1 for 20 reverse stock split on October 31, 1991. All references to stock or warrant prices and to the number of shares or units are restated to the reverse split numbers.

On January 13, 1986, the Company completed a successful public offering of 5554,825 units consisting of one share of common stock, one class A warrant exercisable at $1.20 and one class B warrant exercisable at $2.50. The Company received net proceeds of $165,633 from this offering.

On February 14, 1986, in a private transaction, Vintage Group, Inc., purchased 512,500 shares of the Company s common stock from eight of the principal shareholders. The shares were purchased for cash at a price of $.10 per share and the number of shares purchased represented approximately 46 percent of the Company s issued and outstanding common stock.

On March 18, 1986, the Company filed a post-effective Registration statement in order to allow the warrants to be exercised. A total of 100 warrants were exercised for a total of $120.00.

The Company has authorized 20,000,000 shares of preferred stock with a $.10 par value. Shares of preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.

In October 1991, the Board of Directors of GVF authorized the issuance of 500,000 shares of Series II Convertible Preferred Stock, with a par value of $.10, at $1.00 per share. Each share of Series II preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted stock. The Series II preferred stock may be converted to common stock after a one year holding period as follows: after the first year the shareholder may convert each share of preferred stock for two shares of common stock; after the second year the shareholder may convert each share of preferred stock for five shares of common stock; and after the third year the shareholder may convert each share of preferred stock for ten shares of common stock.

In March 1992, the Board of Directors authorized the issuance of 500,000 shares of Series B Convertible Preferred Stock, with a par value of $.10, at $1.00 per share. Each share of Series B preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted stock. The Series B stock may be converted to common stock after a one year holding period as follows: after one year the shareholder may convert each share of preferred stock for two shares of common stock; after the second year the shareholder may convert each share of preferred stock for five shares of common stock.

In June of 1992, the Board of Directors authorized the issuance of 50,000 shares of Series C Convertible Preferred Stock, with a par value of $.10. Each share of Series C convertible preferred stock is entitled to preference upon liquidation of $100 per share for any unconverted shares and the liquidation preference is junior only to that of all previously issued preferred stock. Each share of Series C preferred stock may be converted into 100 shares of common stock no sooner than one year after the exchange of purchase date.

In June 1992, the Board of Directors authorized the issuance of 50,000 shares of Series D Convertible Preferred Stock, with a par value of $.10. No shares of the Series D convertible preferred stock is entitled to preference upon liquidation and the stock is subject to forfeiture prior to conversion.
Each share of Series D preferred stock may be converted into 100 shares of common stock no sooner than one year after the acquisition or purchase date.

Prior to the merger between GVF and AWF, GVF issued 500,000 and 245,000 shares of Series II preferred stock and Series B preferred stock, respectively, for cash of $620,000 and for services associated with the offerings, valued at $100,000.

In September of 1993, the Company issued 12,000 shares of Series C preferred stock for $1,200 in the acquisition of AWF. In February 1996 the 12,000 shares of Series C preferred stock was converted to 1,200,000 shares of common stock. No other shareholders of any series of preferred shares have converted their shares.

                               Bid and Ask Prices
    Period                          Bid Price      Ask Price

  Year ended September 30, 1995      None            None
  Year ended September 30, 1994      None            None
  Year ended September 30, 1993      None            None

On May 8, 1996, the Company issued 5,500 shares Series C preferred stock with 5,000 shares being held in escrow to acquire 100% of the outstanding common stock of Allcell Communications, Inc., a Georgia corporation, which is the debit phone telecommunications industry. Also in March and April of 1996, the Company issued 133,317 shares of Series B preferred stock to certain creditors in exchange for debts owed by the Company in the amount $133,165.

Holders

The Company has approximately 569 owners of record and, it believes in excess of 1,000 beneficial owners of the Company s stock exist as of September 30, 1995.

The Company has not paid cash dividends on its common stock and has no present plans to do so. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings, if any, of the Company, as well as other factors which the Board of Directors may deem relevant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Since October of 1993, GVF has allocated its efforts towards seeking a viable business venture to acquire and/or develop internally. Based upon the status of the Company, its lack of operating cash and its working capital deficit, additional funding will be required in order for the Company to complete any business ventures whether through an acquisition, merger, or developed internally. The Company will also require additional funds in order to maintain its ongoing operations.

The Company had net losses from operations of $11,384, and $207,582 for the years ended September 30, 1995 and 1994, respectively. The Company is attempting to establish profitable operations as noted in Item 1 and below.

The Company anticipates that with the acquisition of Allcell Communication, Inc. and with the exclusive license agreement from Cellular 99 to rent cellular phones by-the-day, that it will be able to attract the additional working capital it needs to generate profits and cash flows to the Company.

Liquidity and Capital Resources

The Company had a current working capital deficit of $31,927 and $266,012, respectively, as of September 30, 1995 and 1994. The Company will need additional capital to continue its existence and will endeavor to raise sufficient funds through sale of shares, or other means.

The audited financial statements for the fiscal year ended September 30, 1995 and 1994, were prepared assuming that the Company would continue as a going concern. The Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern.

Subsequent Events

In March and April of 1996, the Company issued 102,800 shares of Series B preferred stock to certain creditors in exchange for debts owed by the Company in the amount $116,100.

On May 8, 1996, the Company issued 5,500 shares of it common stock with 5,000 shares being held in escrow to acquire 100% of the outstanding common stock of Allcell Communications, Inc. a Georgia corporation, which is in the debit cellular phone communications industry.

On May 29, 1996, the Company entered into a License Agreement with Cellular 99, Inc. whereby Cellular 99, Inc. granted a ten year license for the exclusive right to engage in the merchandising, marketing, distribution, promotion and renting of cellular telephones in the State of Illinois and the right to use the trade name Cell Phone 99.

Subsequent Adjustments To Financial Statements Effective September 30, 1995

The Company made the following adjustments to the Form 10-KSB for the fiscal year ended September 30, 1995 which was filed on May 16, 1996:

     The intangibles, which management had valued after cancellation of the merger between AWF and the Company, have been reevaluated by management based upon requests from regulatory agencies and said intangibles have been eliminated as an asset for the fiscal year ended September 30, 1995. Such adjustment has been included in the financials as a reduction in the original intangible ($1,773,433 in 1995 and 1,200,000 in 1994) and as a reduction in additional paid-in capital. Beyond elimination of the intangible asset(s) on the balance sheet, the related value has been fully eliminated on the Statement of Change's In Stockholder's Equity.

     Debt relief which had originally been reported as "other income" has been adjusted and is now presented as an Extraordinary Item. This debt relief ($116,100) is related to third parties only. The Statement of Cash Flows has been adjusted, as necessary, to reflect that although cash was not exchanged between the parties, the transactions clearly maintained the characteristics of a cash transaction. In essence, the Company and the creditor(s) alleviated a step and simplified the transaction. Had the transaction occurred with cash actually being exchanged it would have simply been given to the creditor(s) and then simultaneously given back to the Company.

     The weighted average number of shares for the fiscal year ended September 30, 1995, has been adjusted to 1,581,263.

Item 7.   Financial Statements and Supplementary Data.

Please refer to pages F-1 through F-14.


Item 8.   Changes In and Disagreements on Accounting and Financial Disclosure.

During the period from inception (December 7, 1984) to September 30, 1995, the Company had no disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure.

John M. Hanson & Company, P.C., Certified Public Accountants, Denver,
Colorado conducted their independent audit for fiscal year ended September
30, 1993. The accounting firm was dismissed due to the fact that the Company was in an inactive status and had no funds available for the audit for fiscal years ended September 30, 1994 and 1995. The accountant's report for the fiscal year ended September 30, 1993 did not contain an adverse opinion or disclaimer of opinion, nor were there any disagreements with the accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, the decision to change auditors was approved by the Board of Directors in 1996.

On April 24, 1996, the Company engaged the current accounting firm of Gilbert & Company, Certified Public Accountants, for the purpose of conducting an independent audit of the Company for fiscal years ended September 30, 1994 and 1995, respectively.

PART III

Item 9.   Directors and Executive Officers of the Registrant.

The Directors and Executive Officers of the Company are as follows:

   Name               Age                      Position

Roger K. Knight       72        Chief Executive Officer and Director
Silas A. Phillips     25        Secretary, Vice President and Director

Each director holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Each executive officer holds office at the pleasure of the Board of Directors and until his or her successor has been elected and qualified.

There are no family relationships among the directors and executive officers of the Company.

Roger K. Knight has served as a Director of the Company since February 1, 1990. Mr Knight has experience in identifying business candidates for acquisitions. He has served as president since January of 1995. Mr. Knight retired from the U.S. Navy as a Captain in July, 1965. Mr. Knight has been involved in retail operations since the mid-1970's and his experience will be beneficial to the Company.

Silas A. Phillips has served as Director of the Company since January 1, 1995. Mr. Phillips holds a degree from Wichita State University in International Business. Mr. Phillips uses his analytical skills in assisting the President in evaluating possible business mergers and acquisitions.

Item 10.  Executive Compensation.

There was no compensation paid to any of the officers or directors for the fiscal years ended September 30, 1995 and 1994.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information, as of September 30, 1995, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock of the Company and by Directors and executive officers of the Company, both individually and as a group:

                              Post Stock Split

                             Shares
                          Beneficially
Beneficial Owner              Owned           Percent of Class

Vintage Group, Inc.           307,500              11%
1625 Broadway
Suite 770
Denver, CO 94920

James A. Merriam              500,000              18%
138 Lyford Drive
Tiburon, CA 94970

All officers and Directors
as a group (1 person)          None                 0%


Item 12.  Certain Relationships and Related Transactions.

Related parties to the Company have at various times loaned funds to the corporation which funds are interest bearing. The balance due at September 30, 1995, was $13,500.00 and was converted to Series B preferred stock (see Subsequent Events).

In addition to the above related party notes, the Company owed various related parties (individual and business entity) as September 30, 1995, $20,820. This debt was converted to Series B preferred stock (See Subsequent Events).

     PART IV

Item 13.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

     (a)  Document filed as part of this report.

     (b) All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

Exhibit
Number                Description
3.1       Articles of Incorporation (1)

3.2       Bylaws (1)

4         Specimen stock certificate (1)


(1) Incorporated by reference to the Company's Registration
Statement on form S-18 (Registration No. 33-19327)


                               GILBERT & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANT

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Global Venture Funding, Inc.

     I have audited the accompanying balance sheets of Global Venture Funding, Inc. (formerly Venture Funding Corporation) as of September 30, 1995 and
1994, and the related statements of operations, changes in stockholders' equity and cash flows for the fiscal years ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Global Venture Funding, Inc. for the fiscal year ended September 30, 1993, were audited by other auditors whose report dated December 8, 1993, expressed an unqualified opinion on those statements.

     I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Venture Funding, Inc. (formerly Venture Funding Corporation) as of September 30, 1995 and 1994, and the results of its operations and its cash flows for the fiscal years ended September 30, 1995 and 1994, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern, and effective December 31, 1994, officially suspended operations due to lack of capital and managements' decision to utilize its time in pursuing alternative business opportunities within the Corporation. The continuation of the Company as a going concern is dependent on future developments, including the successful completion of additional future funding and/or profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Gilbert & Company

May 10, 1996
(Except for Note 9, as to which the date is August 17, 1996)

1 MARITIME PLAZA, SUITE 1300, SAN FRANCISCO, CALIFORNIA 94111
(415) 576-1300 FAX (415) 491-4141

                            GLOBAL VENTURE FUNDING, INC.
                       (Formerly Venture Funding Corporation)

                                    BALANCE SHEETS
                            As of September 30, 1995 and 1994


                                        ASSETS

                                                      September 30,
                                                    1995          1994
                                                 ______________________
CURRENT ASSETS
 Cash (Note 3)                                   $   367      $    159
 Inventory (Note 3)                                    0         7,405
 Prepaids & deposits                                 150           150
  Total Current Assets                               517         7,714


FIXED ASSETS (Note 3)
 Fixed assets                                      1,158         1,158
 Accumulated depreciation                            723           495
  Total Fixed Assets                                 435           663


OTHER ASSETS
 Organization costs                               50,625        50,625
 Accumulated amortization                         50,625        50,625
   Net Organization Costs                              0             0
   Total Other Assets                                  0             0


TOTAL ASSETS                                    $    952     $   8,377



The accompanying notes are an integral part of these financial statements

                           GLOBAL VENTURE FUNDING, INC.
                      (Formerly Venture Funding Corporation)

                            BALANCE SHEETS (Continued)
                         As of September 30, 1995 and 1994

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       September 30,
                                                  1995             1994
                                             ___________________________
CURRENT LIABILITIES
 Accounts payable                            $   32,444     $    164,619
 Accrued liabilities (Note 5)                         0           78,387
 Advances from affiliates (Note 1)                    0           18,720
 Notes payable - related party (Note 1)               0           12,000
Total Current Liabilities                        32,444          273,726

Total Liabilities                                32,444          273,726

STOCKHOLDERS' EQUITY (Note 2)
 Common stock, shares authorized 150,000,000
  par value $.0001, 1,582,513 and 1,582,513
  were issued and outstanding at par,
  respectively                                      158             158
 Preferred stock, shares authorized 20,000,000:
 Series II, $.10 par value, 500,000 shares
  authorized; 500,000 shares issued and
  outstanding; $500,000 liquidation value        50,000          50,000
 Series B, S.10 par value, 500,000 shares
  authorized; 398,317 shares issued and
  outstanding; $398,317 liquidation value        39,817          26,500
 Series C, $.10 par value, 50,000 shares
  authorized; 12,000 shares issued and
  outstanding; $1,200,000 liquidation value       1,200           1,200
 Series D, $.10 par value, 50,000 shares
  authorized; 500 shares issued and
  outstanding; $-0- liquidation value                50              50
 Additional paid-in capital                     449,645         329,797
 Retained earnings                             (572,362)       (673,054)
 Total Stockholders' Equity                     (31,492)       (265,349)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $     952     $     8,377

The accompanying notes are an integral part of these financial statements.

                       GLOBAL VENTURE FUNDING, INC.
                   (Formerly Venture Funding Corporation)

                           STATEMENT OF OPERATIONS
             For the Years Ended September 30, 1995, 1994, and 1993

                                               Years Ended
                                              September 30,
                                              1995         1994          1993
                                         ____________________________________
REVENUE:
Produce sales                            $       0     $      0   $ 8,099,041
Billing revenues                                 0            0        94,079
Debit card sales                             1,000        3,630             0
Miscellaneous                                  146            0             0
TOTAL REVENUE                                1,146        3,630     8,193,120

COST OF GOODS SOLD:                          8,080        6,018     7,001,954

OPERATING EXPENSES:                          4,450      205,194     1,563,776
Net (Loss) From Operations                 (11,384)    (207,582)     (372,610)
OTHER INCOME (EXPENSE):
Interest income                                  0        1,022         1,422
Interest expense                            (4,024)      (7,872)      (70,330)
(Loss) on sale of fixed assets                   0      (12,701)            0
(Loss) on investment                             0     (208,027)            0
Other income                                     0            0         9,528
TOTAL OTHER (EXPENSE)                       (4,024)    (227,578)      (59,380)
Net (Loss) from Operations                 (15,408)    (435,160)     (431,990)
Net Income from Minority interest                0            0        42,039
Net (Loss) After Minority Interest         (15,408)    (435,160)     (389,951)
Net (Loss) From Discontinued Operations          0            0      (239,768)
Net (Loss) After Discontinued Operations (15,408) (435,160) (629,719) Net Income from Extraordinary Item
 (Relief of Third Party Debt)              116,100            0             0

Net Income (Loss) After Extraordinary
 Item                                   $  100,692  $  (435,160)  $  (629,719)

INCOME (LOSS) PER COMMON SHARE:

(Loss) from continuing operations       $    (0.01) $     (0.28)  $     (0.26)
Income from minority interest           $     0.00  $      0.00   $      0.03

(Loss) from net discontinued
operations                              $     0.00  $      0.00   $     (0.14)
Income from extraordinary item          $     0.07  $      0.00   $      0.00

Income (Loss) per common share          $     0.06  $     (0.28)  $     (0.38)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                              1,581,263    1,581,263     1,677,513

The accompanying notes are an integral part of these financial statements.

                       GLOBAL VENTURE FUNDING, INC.
                   (Formerly Venture Funding Corporation)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
             For the Years Ended September 30, 1995, 1994, and 1993

                                                                                            Total
                                     *         Common Stock      Additional             Stockholders'
                                 Preferred                Par      Paid-in    Retained      Equity
                                   Stock       Shares    Value     Capital    Earnings    (Deficit)
                                _____________________________________________________________________
Balance at September 30, 1990   $   1,200   1,082,513  $  108   $ 104,800  $  123,263   $  229,371
Net loss - September 30, 1991          -           -       -           -     (197,495)    (197,495)
Balance at September 30, 1991       1,200   1,082,513     108     104,800     (74,232)      31,876

Merger between GVF and AWF         72,000          -       -      204,191          -       276,191
Shares issued in connection
 with employment contract              -      500,000      50          -           -            50
Net loss - September 30, 1992          -           -        -          -     (374,869)    (374,869)
Balance at September 30, 1992      73,200   1,582,513     158     308,991    (449,101)     (66,752)

Merger between GVF and MLI            420     380,000      38   3,231,542          -     3,232,000
Sale of stock                       2,500          -       -       22,500          -        25,000
Stock bonus                            40          -       -           -           -            40
Merger adjustment-September 1992       -           -       -       31,518          -        31,518
Net loss - September 30, 1993          -           -       -           -     (629,719)    (629,719)
Balance at September 30, 1993      76,160   1,962,513     196   3,594,551  (1,078,820)   2,592,087

Cancellation of merger between
 GVF and MLI/AWF                     (420)   (380,000)    (38) (3,292,744)    840,926   (2,452,276)
Stock issuance for payment of
 account payable                    2,000          -       -       18,000          -        20,000
Stock issuance for payment of
 account payable                       10          -       -        9,990          -        10,000
Net loss - September 30, 1994          -           -       -           -     (435,160)    (435,160)
Balance at September 30, 1994      77,750   1,582,513     158     329,797    (673,054)    (265,349)

Stock issuance for payment of
 account payable                   13,317          -       -      119,848          -       133,165
Net income - September 30, 1995        -           -       -           -      100,692      100,692
Balance at September 30, 1995    $ 91,067   1,582,513   $ 158   $ 449,645  $ (572,362)  $  (31,492)

* - See detail on the following page.


The accompanying notes are an integral part of these financial statements.

                    GLOBAL VENTURE FUNDING, INC.
                 (Formerly Venture Funding Corporation)


            STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Continued)
             For the Years Ended September 30, 1995, 1994, and 1993

                                                                                                      Total
                                  Series II          Series B         Series C        Series D      Preferred
                               Shares   Amount    Shares   Amount  Shares  Amount  Shares  Amount     Stock
                               ______________________________________________________________________________
Balance at September 30, 1990      -   $    -         -   $    -   12,000 $ 1,200      -  $    -    $  1,200
Balance at September 30, 1991      -        -         -        -   12,000   1,200      -       -       1,200

Merger between GVF and AWF    500,000   50,000   220,000   22,000      -       -       -       -      72,000
Balance at September 30,1992  500,000   50,000   220,000   22,000  12,000   1,200      -       -      73,200

Merger between GVF and MLI         -        -         -        -    4,200     420      -       -         420
Sale of stock                      -        -     25,000    2,500      -       -       -       -       2,500
Stock bonus                        -        -         -        -       -       -      400      40         40
Balance at September 30,1993  500,000   50,000   245,000   24,500  16,200   1,620     400      40     76,160

Cancellation of merger between
 GVF and MLI                       -        -          -       -   (4,200)   (420)      -       -       (420)
Stock issuance for payment
 of account payable                -        -      20,000   2,000      -       -        -       -      2,000
Stock issuance for payment
 of account payable                -        -          -       -       -       -       100      10        10
Balance at September 30,1994  500,000   50,000    265,000  26,500  12,000   1,200      500      50    77,750

Stock issuance for payment
 of account payable                -        -     133,317  13,317      -       -        -       -     13,317
Balance at September 30,1995  500,000 $ 50,000    398,317 $39,817  12,000  $1,200      500    $ 50    91,067


The accompanying notes are an integral part of these financial statements.

                          GLOBAL VENTURE FUNDING, INC.
                    (Formerly Venture Funding Corporation)

                            STATEMENT OF CASH FLOWS
             For the Years Ended September 30, 1995, 1994, and 1993

                                                            Years Ended
                                                           September 30,
                                                 1995         1994          1993
                                            _______________________________________
CASH FLOW FROM
OPERATING ACTIVITIES:
 Net cash paid/applied to suppliers,
  employees and settlement                   $ (132,957)  $(1,020,411)  $ (164,859)
 Interest received                                    0         1,022        1,422
 Interest paid                                        0             0      (63,899)
  Net cash (used) by operating activities      (132,957)   (1,019,389)    (102,382)
CASH FLOW FROM
INVESTMENT ACTIVITIES:
 Minority interests                                   0        71,107      (42,039)
 Cash acquired in merger                              0             0        9,304
 Purchase/sale of property and equipment              0     4,397,813   (2,961,596)
 Principal collected on loans                         0             0       75,500
  Net cash provided (used) by investment
   activities                                         0     4,468,920   (2,918,831)
CASH FLOW FROM
FINANCING ACTIVITIES:
 Net proceeds from current and long term debt         0      (257,927)    (231,956)
 Proceeds from the sale of stock & adjustment
  to additional paid-in capital                       0    (3,263,202)   3,288,558
 Stock issued in lieu of accounts payable
  & stock issued for services                   133,165             0           40
 Net cash provided (used) by financing
  activities                                    133,165    (3,521,129)   3,056,642
INCREASE (DECREASE) IN CASH                         208       (71,598)      35,429
CASH AT BEGINNING OF YEAR                           159        71,757       36,328
CASH AT END OF YEAR                         $       367   $       159   $   71,757
Reconciliation of net income (loss) to
net cash (used) by operating activities:
Net Income (Loss)                           $   100,692   $  (435,160)  $ (629,719)
Adjustments to reconcile net income
(loss) to net cash (used) by operating
activities:
 (Increase) decrease in:
  Inventory                                      7,405        104,006       53,191
  Accounts receivable & notes receivable             0        522,953       13,761
  Prepaids, deposits, other assets &
   miscellaneous                                     0         53,684      135,818
  Accumulated depreciation                         228        353,284     (243,859)
 Increase (decrease) in:
  Accounts payable                            (132,175)      (931,368)      78,771
  Accrued expenses                             (78,387)      (231,323)     102,896
  Current notes payable/Advances
   from affiliates                             (30,720)      (455,465)     386,759
    Total adjustments                         (233,649)      (584,229)     527,337

Net cash (used) by operating activities   $   (132,957)  $ (1,019,389)  $ (102,382)

The accompanying notes are an integral part of these financial statements.

                        GLOBAL VENTURE FUNDING, INC.
                   (Formerly Venture Funding Corporation)

                      Notes to the Financial Statements
                        September 30, 1995 and 1994

Organization:

Organization

Global Venture Funding, Inc. ("GVF") (the "Company"), formerly Venture Funding Corporation, was incorporated in the State of Colorado on December 7, 1984. In August of 1992 the Company merged with American West Foods, Inc. ("AWF") (see Note 4), which had been incorporated on October 4, 1989, in Colorado. AWF's primary business had been the marketing and distribution of vegetables and fruits and also generated revenues from a trucking operation.

Effective at the inception for the fiscal year ended September 30,1994, AWF ceased operations, and subsequently filed for bankruptcy effectively resulting in the cancellation of the merger. This business segment operation no longer exists as a part of GVF effective with the inception of the September 30, 1994, fiscal year.

Effective June 30, 1993, GVF acquired 80% of the outstanding stock of Macrologic, Inc. ("MLI") (see Note 4). In December of 1993, this merger was canceled and appropriate adjustments were made to the financial statements to reflect this matter.

Since October of 1993, GVF has allocated its efforts towards seeking a viable business venture to acquire and/or develop internally. Based upon the status of the Company, its lack of operating cash and its working capital deficit, additional funding will be required in order for the Company to complete any business ventures whether through an acquisition, merger, or developed internally. The Company will also require certain funds in order to maintain the ongoing operations of the Company which will also require additional funding. Based upon the capital needs of the Company, the Company is subject to all of the risks inherent in a business enterprise that is restructuring itself and the likelihood of success of the Company must be considered in light of the fact that the Company has had no significant revenues or other types of cash infusion during the two years presented in this audit report.
The financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

The Company had a current working capital deficit of $266,012 as of fiscal September 30, 1994, and $31,927 as of fiscal September 30, 1995. Additional funding will be required in order for the Company to complete its proposed operations. The failure of the Company to successfully obtain additional future funding may jeopardize the existence of the Company. The Company is also contemplating that the necessary funding to maintain its existence may come from the sale of common stock, borrowing's, and/or possible licensing of its developed business arrangements.

Basis of Presentation

The financial statements are presented on the accrual basis, which is the accounting method the corporation uses to file its federal tax returns. Under this basis of accounting, revenue and related assets are recognized when earned and expenses and related liabilities are recognized when the obligations are incurred.

Net Income (Loss) Per Common Share

The net income (loss) per common share is computed using an weighted average number of shares outstanding during the period as follows:

     Period                  Average No.
     Ending                   of Shares
     09/94                    1,581,263
     09/95                    1,581,263

The weighted average shares are based upon the cumulative common stock outstanding. As a result of the antidilutive effect that conversion of preferred stock to common stock would have in fiscal 1994 and fiscal 1995, these shares have not been included in the computation of the net income
(loss) per share.

Related Party Transactions

Related parties to the Company have, at various times, loaned funds to the corporation which funds are interest bearing. As of September 30, 1994, the principal balance was $12,000, which balance was considered due on demand, as of September 30, 1995, the principal balance was $-0-. The balance during the fiscal year ending September 30, 1995, increased to $13,500, and was converted into Series B preferred stock.

In addition to the above related party notes, the Company has received various interest bearing advances from various related parties (individual and business entity). As of September 30, 1994, the net advances balance was $18,720, which balance was considered due on demand, as of September 30, 1995, the net advances balance was $-0-. The balance during the fiscal year ending September 30, 1995, increased to $20,820, and was converted into Series B preferred stock.

2. Stockholders' Equity:

The Company has authorized 20,000,000 shares of preferred stock with a $.10 par value. Shares of preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.

Each share of Series II preferred stock is convertible into two shares of common stock during year one, five shares of common stock during year two, and ten shares of common stock during year three, calculated from the date of purchase.

Each share of Series B preferred stock is convertible into two shares of common stock during year one and five shares of common stock during year two, calculated from the date of purchase.

Prior to the merger between GVF and AWF, GVF issued 500,000 and 220,000 shares of Series II Preferred stock and Series B Preferred stock, respectively, for cash of $620,000 and for services associated with the offerings, valued at $100,000.

Each share of Series C preferred stock is convertible into 100 shares of common stock, commencing one year after issuance.

Each share of Series D preferred stock is convertible into 100 shares of common stock. Series D preferred stock may be subject to forfeiture.

Prior to the merger between GVF and AWF, GVF issued 500,000 shares of its $.0001 par value common stock to the President of GVF as part of an employment agreement with the Company, valued at $50,000.

The Company has reserved 10,500,000 shares of its $.0001 par value common stock for conversion of preferred stock.

As discussed in Note 4, all effects to the stockholders' equity section of the Company's financial statement relating to the initial merger of GVF and MLI, and its subsequent cancellation, were appropriately included.

The Company has not paid any ordinary and operating cash dividends on its common or preferred stock and has no plans to do so. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings, if any, of the Company, as well as other factors which the Board of Directors may deem relevant.

3. Summary of Significant Accounting Policies:

The most significant accounting policies followed by the Company are summarized as follows:

Basis of Subsidiary Status

See Note 4.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories consisted of telephone debit cards which existed at the inception of the fiscal tax year beginning October 1, 1993, and which such debit telephone cards were sold in their entirety by the end of the following fiscal year, September 30, 1995.

Income Taxes

At September 30, 1995, the Company had an estimated tax loss carryforward of approximately $572,000,which "may" be available to offset future taxable income, if any, through the fiscal tax years ending between 2002 and 2007.

The Company had carried back tax losses and investment tax credits, for the fiscal year ended September 30, 1991, which resulted in a tax benefit of $94,360.

The net operating loss carryforward for tax purposes may be severely limited with respect to its availability based on changes in ownership which occurred. In addition, the tax loss carryforward may be further limited due to certain consolidation tax return rules.

Statement of Financial Accounting Standards ("SFAS")#109 - Accounting for Income Taxes - established financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and a liability approach for financial accounting and reporting for income taxes. Adoption of this statement is required for fiscal years beginning after December 15, 1992. The Company has not determined the impact of Statement 109 on the Company's consolidated financial statements. The Company presently employs APB 11 to account for its income taxes.

Fixed Assets

Fixed assets represent computer equipment, machinery and equipment, and furniture and equipment. All assets are stated at cost with depreciation calculated over the estimated useful lives using the straight line method.

4. Business Acquisitions:

In August of 1992, GVF merged with AWF (see Note 1). For financial statement purposes, AWF was considered the acquiring company, and this transaction had been treated as a purchase by AWF of GVF. For legal purposes, however, GVF remained the surviving entity. Therefore, the combined entity retained GVF's capital structure. Based upon the fact that AWF no longer exists, GVF continues to act as the surviving entity legally, and also for operational purposes. Therefore, the fiscal September 30, 1992 adjustments to additional paid-in capital has appropriately been reversed which originally represented cash received for the sale of stock. All outstanding shares of AWF's common stock were exchanged for 12,000 shares of GVF's convertible Series C preferred shares. The net assets of GVF acquired in the merger were recorded at their net historical value, which approximated their fair market value.

In November of 1994, AWF filed for bankruptcy and the merger was effectively canceled. In February of 1995, the case was dismissed. The balance sheet effects of the discontinuation of this business/cancellation of the merger, which also included the nonjudicial foreclosure of its land and building, have been appropriately reflected in the attached financial statements.

In June of 1993, GVF acquired MLI (see Note 1). GVF exchanged 4,200 shares of GVF's convertible Series C preferred shares and 380,000 shares of GVF's $.0001 par value common shares for 80% of the outstanding shares of MLI's common stock. The total cost of the acquisition was as follows:

Value of the net assets acquired   $3,345,146
Minority interests                   (113,146)
Total cost                         $3,232,000

The value of the MLI net assets excluded any adjustment to fair value of the minority interest. The value acquired exceeded the recorded amounts by $2,779,418. This excess was allocated to computer software based on appraisal values and was to be amortized over the five year estimated remaining useful life of the software.

As discussed in Note 1, the above described merger transaction was canceled and fully rescinded in December of 1994. Therefore, all initial and subsequent financial statement effects were reversed as if the merger had not occurred, except as discussed in Note 5.

5. Organization Costs:

Organization costs incurred represent original and subsequent costs required to organize the Corporation. Such costs have been amortized over a period of five years and as of September 30, 1994, such costs were amortized in full and charged to expense.

6. Accrued Liabilities:

The details of accrued liabilities is as follows:

September 30, 1994:

     Compensation        $ 77,764
     Taxes               $    623
     Total               $ 78,387

September 30, 1995:

     Compensation        $     -O
     Taxes               $     -O
     Total               $     -O

7. Going Concern:

As discussed in Note 1, the financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are outlined in the following paragraph. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is in the process of arranging and obtaining private and public financing for additional equity to provide working capital for current overhead costs as well as to finance start-up costs of planned telecommunications projects. The Company intended to divest itself of AWF, which it has, and concentrate on telecommunications opportunities. There is no assurance that the Company will be successful in obtaining additional equity, that satisfactory financing can be obtained, or that planned telecommunications operations will be located, implemented, and succeed.

8. Subsequent Events:

As discussed in Note 7 above, the Company has continued its efforts in identifying a company in the telecommunications industry and/or to establish its own activity in the telecommunications industry. Toward this end, in the spring of 1996, the Company entered into an agreement with Cellular 99, a Nevada Corporation, whereby it obtained an exclusive license to rent cellular phones within the State of Illinois. The Company expects to secure additional licenses for other states. The cellular phone would be supplied by Cellular 99 and it is estimated that they would rent for 99 cents per day.
The Company is in the process of determining its capital requirements to launch this venture.

On May 8, 1996, GVF acquired 100% of the common stock of Allcell
Communications (ACI) a Georgia Corporation, in exchange for 5,500 shares of the Company's newly issued preferred stock, of which 5,000 shares have been placed in escrow pending achievement by ACI of certain earnings levels as specified in the purchase agreement. ACI is in the debit phone tele-communications industry.

9. Subsequent Adjustments to the Financial Statements Effective September 30, 1995:

This report includes the following adjustments made to the original September
 30, 1995 report dated May 10, 1996:

a) Intangibles which management had valued after the cancellation of the merger with AWF have been analyzed by management based upon requests from regulatory agencies and have been eliminated as an asset. Such adjustment has been included herein as a reduction in the original intangible ($1,773,433) and as a reduction in additional paid-in capital.

b) Debt relief which had been originally reported as "other income" has been adjusted and is now presented as an Extraordinary Item. This debt relief is related to third parties only. All other debt relief, including debt relief to related parties, has been included in the Stockholder's Equity section of this report as a reduction in the current liability and as an increase in par value and additional paid-in capital.

c) The weighted average number of shares for the fiscal year ended September 30, 1995, has been appropriately adjusted to 1,581,263.

d) The Statement of Cash Flows has been appropriately adjusted for the effects of the revision in the financial statements as discussed above in footnote 9, sub-item a).

e) Beyond the elimination of the intangible asset(s) on the attached balance sheet, the related value has been fully eliminated on the Statement of Changes in Stockholder's Equity, see footnote 9, sub-item a).


                               SIGNATURES


Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Global Venture Funding, Inc.


Date: Aug 22, 1996                          By:    /s/ ROGER K. KNIGHT

                                                Roger K. Knight, CEO



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    /s/ ROGER K. KNIGHT            CEO and Director             Aug 22, 1996
   Roger K. Knight


   /s/  SILAS A. PHILLIPS          Secretary, VP and            Aug 22, 1996
   Silas A. Phillips                Director