Form 10QSB/A
period 1996-06-30
GLOBAL VENTURE FUNDING INC
filed 1996-10-25
CIK 774454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-QSB/A1

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



_____________________________________________________________________
                   EXHIBIT TO AMENDMENT

Item 6. Exhibits and Reports on Form 10-QSB/A1

(a) Exhibits
         EX-27 Financial Data Schedule

______________________________________________________________________

______________________________________________________________________

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  GLOBAL VENTURE FUNDING, INC.


Date: October 25, 1996             BY:   /s/  Robert M. Dolan
                                      President