Form 10KSB
period 1996-09-30
GLOBAL VENTURE FUNDING INC
filed 1996-10-30
CIK 774454

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                  TO THE 1934 ACT REPORTING REQUIREMENTS

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the year fiscal year ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from       to

Commission file number    0-14213

                            GLOBAL VENTURE FUNDING, INC.
                 (Name of small business issuer in its charter)

   Colorado                                             84-0990371
(State or other jurisdiction of incorporation    (IRS Employer Identification
  or organization)                                       Number)

628 Las Vegas Blvd. S., Las Vegas, NV                    89101
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number (702) 233-6638

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                Name of each exchange on which registered
     None                                             None

Securities registered under Section 12(g) of the Exchange Act:
                                  Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X        No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year $-0-.

Aggregate market value of voting Common Stock held by non-affiliates: $  -0-

Common Stock: $.0001 par value - 3,282,513 shares outstanding as of October 25, 1996

                                     PART I

Item 1.   Description of Business

General

Global Venture Funding, Inc. was incorporated in Colorado on December 7, 1984 under the name of Venture Funding Corporation. The Company was formed for the purpose of acquiring or merging with a privately held business. The Company completed its registered offering on form S-18 on October 17, 1985. The stock was traded in the OTC market.

On May 8, 1992, a "Certificate of Assumed or Trade Name" was filed with the Colorado Secretary of State to record the trade name of "Global Venture Funding, Inc.". Global Venture Funding Inc. (GVFI) is the name under which the Company transacts its business. On June 18, 1993, the Articles of Incorporation were amended and the name of the Company was changed to Global Venture Funding, Inc.

In late 1993, the management of the Company did a feasibility study of the telephone debit card industry, to determine whether to enter this market. To enter this market the Company needed to raise a minimum of $100,000 of working capital. GVFI did not raise the necessary working capital to succeed in this activity, and after a brief pilot program, discontinued its efforts in selling telephone debit cards in December of 1994.

Since October of 1993, GVFI has allocated its efforts towards seeking a viable business venture to acquire and/or develop internally. Based upon the status of the Company, its lack of operating cash and its working capital deficit, additional funding will be required in order for the Company to complete any business ventures whether through an acquisition, merger, or developed internally. The Company is attempting to establish profitable operations in the telecommunications industry as noted below.

The Company is in the process of arranging and obtaining private and public financing for additional equity to provide working capital for current overhead costs as well as to finance start-up costs of planned tele-communications opportunities. There is no assurance that the Company will be successful in obtaining additional equity, that satisfactory financing can be obtained, or that planned telecommunications operations will be located, implemented, and succeed.

The Company has continued its efforts in identifying a company in the tele-communications industry and/or to establish its own activity in the tele-communications industry. Toward this end, on May 29, 1996, the Company entered into a License Agreement with Cellular 99, Inc. whereby Cellular 99, Inc. granted a ten year license for the exclusive right to engage in the merchandising, marketing, distribution, promotion and renting of cellular telephones in the State of Illinois and the right to use the trade name Cell Phone 99. The company expects to secure additional licenses for other states. The cellular phone services would be sold through retail outlets and it is estimated that they would rent for 99 cents per day.

On May 7, 1996, the Company entered into a Stock For Stock Acquisition with AllCell Communications, Inc., ("AllCell") a Georgia corporation, whereby
AllCell exchanged 100% of its stock for 5,500 shares of Series C Preferred
Stock of the Company. The Series C Preferred Stock is convertible at the rate of 100 shares of common stock for each share of preferred stock. The share-holder of AllCell, Walt Phillips, was given 500 shares of Series C Preferred and the remaining 5,000 shares were placed in escrow, to be distributed pursuant to the Agreement based upon certain performance requirements. Mr. Phillips did not meet those performance requirements and due to the substantial losses of AllCell and lack of performance on Mr. Phillips part the shares held in escrow were cancelled.

The Company is a fully reporting public company and has applied for listing on the OTC Bulletin Board.

The Company's offices are located at 628 Las Vegas Blvd. South, Las Vegas, NV 89101, Phone 702/233-6638.

Company Strategy

GVFI has chosen to participate in the largest untapped segment of the cellular market: selling prepaid cellular services to users who have been turned down due to unsatisfactory credit. Industry statistics indicate that the number of cellular customers grew by 9.7 million (40% growth) in 1995 to a record total of 33.8 million and has subsequently grown to 39.6 million according to results from the Cellular Telecommunications Industry Association's 1996 wireless industry survey. Industry sources estimate that this number represents only 70% of those wanting to use cellular service. The estimated 30% who were turned down, numbered approximately 17 million. Since the average US cellular phone bill is $50 per month, these cellular prospects represent over $10 billion in untapped potential annual sales revenue.

The Company's objective is to establish itself as a leading provider of prepaid and rental cellular services in major metropolitan areas of the country. To achieve this objective, the Company's growth strategy is focused on the following three principal elements: (i) capturing a significant share of the prepaid cellular market prior to competitors, by utilizing aggressive marketing; (ii) expand the rental of pagers, cellular equipment and personal communication devices to short term business and personal users in high traffic locations and; (iii) seek additional market opportunities based on the Company's proprietary technology and marketing expertise.

To test market acceptance of prepaid cellular operations, GVFI acquired 100% of the common stock of AllCell Communications, Inc. (AllCell) in May 1996. AllCell was an Atlanta, Georgia based startup retailer selling prepaid cellular time to "credit impaired" individuals turned down by conventional cellular service retailers.

GVFI used AllCell to test its marketing and retail plan by introducing prepaid cellular services to Atlanta based customers. AllCell used a combination of direct retail sales and agents to build up a client base of approximately 700 retail customers through September 1996. The success of the marketing results proved to be better than expected. However, the experience of the management of AllCell proved to be disappointing because they did not control the expenses resulting from significant sales growth achieved in a short period of time. Therefore, the management of GVFI decided to discontinue the Atlanta operations and move to another market and hire managers with successful experience in high growth retail operations.

The Company is currently undertaking market studies to determine where the next retail operations could possibly open. Possible locations under consideration include California, Illinois, Nevada, Texas, Florida and Pennsylvania. Based on the results of the market study and the receipt of proceeds from an anticipated Private Placement Offering (described below) GVFI plans to expand its operations in potentially lucrative markets.

Industry

The cellular communications industry has been rapidly growing during recent years. As of June 1996, estimates indicate the cellular industry served more than 39.6 million users within the United States, with industry revenues aggregating in excess of $16 billion. Usage has nearly doubled since 1992, and two of every three new telephone numbers have been assigned to cellular phones since that year. According to industry sources, it is projected that there will be 58.5 million cellular phone subscribers in the United States by 1999.

Company Products and Services

The Company intends to offer two distinct services: Rental of communication devices such as pagers and cellular phones, to unique business segments such as conventioneers, the elderly, and transient or short term business and personal users. The Company will target its prepaid cellular services to "credit impaired" individuals or others desiring prepaid services including teenagers, college students, and military personnel.

The cellular phone services will also be sold through retail outlets and it is estimated that they would rent for 99 cents per day. GVFI has discovered two forms of technology needed to service this market niche. One type of technology is a Self-Decrementing cellular telephone that will control the amount of air time used by a customer. The use of a Self-Decrementing telephone allows for the prepayment of minutes, and in return limits liability to the Company. As the user makes calls, the pre-purchased amount of time is debited in relation to the type and duration of the call. When the user depletes the prepaid account time, the service terminates until the account is replenished. GVFI also has plans to utilize Switch-Based service that will interact with the cellular carriers Mobile Telephone Switching Office. Using Switch-Based technology provides the Company greater flexibility by enabling the activation of any cellular phone. The ability to utilize Self-Decrementing as well as Switch-Based phones provides the Company with the opportunity to capture the largest market share possible, while keeping exposure to a minimum.

Equipment supplied to customers may utilize, but is not limited to, vendors such as Sprint, Motorola, Nokia, and other top selling brands. The unique benefit offered to customers is that any legitimate phone brought into the retail outlet can usually be activated for a prepaid customer. Test market results indicate that over fifty percent of the Atlanta customers brought in their own cell phone for activation.

Marketing and Advertising

GVFI plans to promote its products and services using five, time-proven methods, including regional and national television as well as radio advertising, and regional print media. The media may include, but is not limited to the "Penny Saver", "Thrifty Nickel", and other newspapers which are freely distributed. Other methods may include direct mail, bus stop shelter advertising, and incentive plans for customer referral by GVFI's existing customers. The advertising campaigns stress No credit checks, free voice mail, no long term contracts, no identification required, bankruptcies OK, and you can bring your own phone.

GVFI plans to actively promote its products and services by direct mail and advertising in selected publications in the market it serves. GVFI plans to offer customer appreciation events and other special promotional events, and also provide a toll-free telephone number that refers prospects to GFVI's retail store or outlet closest to the caller. Furthermore, to increase its market penetration, GVFI plans to print selected marketing materials in Spanish to address the Hispanic customer base in many markets across the United States. The marketing strategy is aimed at the credit impaired, and the short term business or personal user for trips, emergencies, events or everyday needs. Rentals will be offered for daily, weekly or monthly periods.

Agents. In certain markets, the Company intends to offer prepaid services through agents. Agents are independent contractors who solicit customers for the Company's prepaid service, and typically will include, but not be limited to, specialized cellular and paging stores. The Company is planning to pay a commission to the agent for each customer they activate. The Company will make residual payments to agents based on the customer s ongoing service charges and length of usage. The Company is taking steps to align sales costs with revenues by emphasizing residual payments to agents over up front commissions and utilizing Company controlled distribution channels such as direct sales and telemarketing.

Telemarketing. GVFI's telemarketing department anticipates startup operations in Fiscal 1997. The primary objective of the telemarketers are (1) to generate rental prospect leads and open new accounts for sales personnel in retail outlets by calling on companies in targeted geographical areas; and (2) to call on inactive accounts to review whether they have current or near term service needs for both rental and prepaid services, and (3) to perform market research which will enable them to focus and refine their success.

National Corporate Accounts Program. GVFI anticipates implementing a National Corporate Accounts department in fiscal 1997 at its headquarters in Las Vegas. This department will be dedicated to marketing corporate customers with employees who travel extensively and need rental or prepaid phone services. This department supplements the effort of the sales force whose members may deal directly with the management of the local facilities of national firms. National Corporate Account marketers may call on the corporate headquarters of GVFI's main commercial customers in order to expand existing business relationships to include additional rental or prepaid units.

Sales Force. GVFI anticipates marketing its products and value-added services through a regional sales force, consisting of sales managers who oversee the sales representatives. Operating directly from the local retail locations, sales managers will call regularly on industrial facilities, construction sites, corporate prospects and others in their sales territories assisting customers in planning for their airtime and rental requirements. Members of GFVI's sales team will earn commissions on all equipment rentals and airtime sales that they generate.

Proprietary Rights

The Company intends to protect its proprietary information and trade secrets, through proprietary agreements with its employees, and restricted access to its facilities by third parties.

Retail Operations

The Company anticipates opening several new retail operations in Illinois in the next fiscal year. Prior to commencing the Illinois operation, a trial retail store is being established in Las Vegas by the Company's Licensor, Cellular
99, Inc. It is anticipated that the Illinois stores will be modeled after the success of the Las Vegas store and the experience gained from the Atlanta operations. The Las Vegas store is expected to open prior to the end of calendar 1996. Each retail operation is forecast to break-even after less than six months of operation and will offer cellular, pager and accessories for rent for as low as 99 cents per day.

GVFI plans to establish a national retail store support center in Las Vegas in fiscal 1997. This center's mission is to provide assistance with store locations setup, hiring, training materials, store operations, and cellular technical support. The center would have personnel experienced in retail operations, marketing, and customer support. This center would also coordinate the regional advertising efforts with local radio and television stations. The plan is to aggressively promote the opening of each store with radio ads for prepaid cellular and follow-up with advertising and promotion of rental phone services. Advertising would be negotiated on a national basis and supplied to each region as necessary. This technique should help to establish a key presence of the local retail outlet. Since marketing and advertising plays an important part in differentiating providers of prepaid and rental cellular services, much emphasis will be placed in this area and aggressive advertising at startup and follow-up stages will be targeted until revenue and profit objectives are attained for each store, region, and territory.

Competition

The cellular services market is highly competitive. The leading service providers include AT & T, Cellular One, Air Touch, GTE Mobilnet and Excel. These companies have only recently started to test market the "credit
impaired" cellular niche identified by the Company.   However management's
experience with prior rollouts of major retail store chains selling consumer products should allow it to create unique service products which are highly differentiated from the competition.

Many of the Company's competitors have longer operating histories and are substantially larger, better financed and better situated in the market than the Company.

Historically the cellular services market has been competitive with little differentiation between products. In addition to price, excellent service, retail convenience and consumer awareness are important factors which will help the Company compete for market share. GVFI believes its marketing plan will help establish a major consumer awareness and retail purchasing convenience.

Several of the Company's competitors concentrate on specific technologies like 800 and 900 Mhz cellular, Personal Communication Services, and Specialized Mobile Radio. GVFI, on the other hand is targeting its initial efforts at cellular services, on various frequencies, with a long term strategy to become a retailer of multiple technologies involved with personal communication services of many modalities including voice and data transmission. This differentiation offers a "one-stop shop" for consumers who desire to rent these services for short periods of time without entering into long-term contracts in a particular location. GVFI is thus not locked into a single communication service whose hardware may become obsolete in a short period of time. In fact, the ability to utilize a customer's existing cellular phone provides a significant advantage over services offered by cellular phone manufacturers who require the customer purchase the phone from them.

Cellular Phone Fraud

The Cellular industry continues to be the subject of fraudulent activity. Cloning, which is one form of such fraud, refers to the use of scanner and other electronic devices to illegally obtain telephone numbers and electronic serial numbers sent during cellular transmission. These stolen telephone and serial number combinations can be programmed into a cellular phone and used to obtain fraudulent access to cellular networks including the Company's.
The Company as well as the Common Carrier will work on a continuing basis to reduce the negative impact of fraud on the income statement. The cost of cellular fraud could have a significant impact on the Company's operating results in the future.

Future Market Opportunities

The Company will seek to enter additional territories and markets in situations where it believes that it can gain significant market share based on its technology or by capitalizing on its sales channels for complimentary products within the field of personal communication services. There can be no assurances that the Company will enter additional markets until existing ones have proven successful.

Strategic Alliances

The Company has established alliances with a company called 360
Communications, Inc. and is negotiating with various other key companies in the Cellular industry.

Research and Development

The Company continually monitors industry announcements and technological innovations. With this new information the Company hopes to create new marketing themes and products with unique selling propositions to improve upon its planned product line. Currently the company is investigating the use of the 220 Mhz band for the transmission of voice and data and how these new products could be integrated into planned retail operations. The Company has been presented with an opportunity to purchase a significant number of 220 Mhz licenses which would give them the ability to control air time charges over certain frequencies and thus set their own profit margins rather than reacting to cost increases from cellular time suppliers.

Government Regulations

Government regulation is a significant factor in the development and marketing of the Company's services, products and sales activities. The Government, through the Federal Communications Commission, controls access to cellular communications channels, determines tariffs, and sets communications policy that effects the Company's customers and their access and cost for cellular services. There is no assurance that future government actions will not preclude the company from enjoying profitable operations.

Environmental Matters

The Company believes its operations are currently in compliance in all material respects with applicable Federal, state and local laws, rules, regulations and ordinances regarding the discharge of materials into the environment. Such compliance has no material impact on the Company's capital expenditures, earnings, competitive position, and no capital expenditures for environmental control facilities are planned.

Continuation Of Business

In order for the Company to be successful, additional funding will be required. The Company had no significant revenues and has borrowed over $300,000 during the past nine months. The failure of the company to successfully obtain additional funds may jeopardize its existence. The company intends to raise additional working capital by the sale of common stock, borrowings and/or possible licensing of its developed business arrangements (See further discussion under "Management Discussion and Analysis Of Financial Condition And Results Of Operations" section).

Employees

As of September 30, 1996, the Company had 2 full-time employees. By December 31, 1996, the Company expects to significantly increase the number of employees, principally in retail operations, sales and marketing. The planned increase in personnel is based primarily on expected increases in sales of prepaid cellular services and the rental of cellular phones. The Company's employees are not represented by a labor union and the Company believes its employee relations are good.

Two new officers were appointed as of October 1, 1996. They are Robert M. Dolan, President and CEO and Robert C. Brehm, Treasurer. Each brings significant experience in the franchise and financial areas respectively. Their addition to the company could significantly enhance operating results in fiscal 1997.

Item 2.   Properties

The Company shares approximately 1,000 square feet of office space with Cellular 99, Inc. at 628 Las Vegas Blvd. So. in Las Vegas, Nevada. It is anticipated that a larger headquarters facility will be established in Las Vegas in 1997. The new headquarters will house management, customer support, administrative and marketing personnel.

Item 3.   Legal Proceedings

There are no known legal proceedings to which the Company is a party as of September 30, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders.

None. No matters were submitted to a vote of the Registrant's Security holders during the year ended September 30, 1996.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The Registrant's stock is not currently traded on any exchange, nor has the Registrant's stock traded on any exchange in the past three years.
                               Bid and Ask Prices
               Period                        Bid Price      Ask Price

               Year ended September 30, 1996      None           None
               Year ended September 30, 1995      None           None
               Year ended September 30, 1994      None           None

The Company has approximately 569 owners of record and, it believes in excess of 1,000 beneficial owners of the Company's stock existed as of September 30, 1996.

The Company has not paid cash dividends on its common stock or preferred stock and has no present plans to do so. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings, if any, of the Company, as well as other factors which the Board of Directors may deem relevant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since October of 1993, GVFI has allocated its efforts towards seeking a viable business venture to acquire and/or develop internally. Based upon the status of the Company, its lack of operating cash and its stockholder's deficit, additional funding will be required in order for the Company to complete any business ventures whether through an acquisition, merger, or developed internally.

The Company has continued in its efforts to identify a company in the tele-communications industry and/or to establish its own activity in the tele-communications industry. Toward this end, on May 29, 1996, the Company entered into a License Agreement with Cellular 99, Inc. whereby Cellular 99, Inc. granted a ten year license for the exclusive right to engage in the merchandising, marketing, distribution, promotion and renting of cellular telephones in the State of Illinois and the right to use the trade name Cell Phone 99. The company expects to secure additional licenses for other states. The cellular phone services would be sold through retail outlets and it is estimated that they would rent for 99 cents per day.

On May 8, 1996, GVFI acquired 100% of the common stock of AllCell Communications, Inc., (AllCell) a Georgia corporation, in exchange for 5,500 shares of the Company's Series C Preferred Stock, of which 5,000 shares were placed in escrow pending achievement by AllCell of certain earnings levels as specified in the purchase agreement. AllCell was acquired to test market the Company's prepaid cellular products prior to a regional and national rollout of retail stores offering cellular and related products.The Company cancelled the shares and the losses have been accounted for as discontinued operations.

Results of Operations

Year Ended September 30, 1996 Compared to Year Ended September 30, 1995

The audited Balance Sheets, Statements of Operations, Changes In Stock-holder's Deficit, and Cash Flows Statement for the years ending September 30, 1996 and 1995, are fully described in Item 7 of this Form 10-K Annual Report.

The Company has had no sales from continuing operations for the years ended September 30, 1996 and 1995. Revenues from AllCell were previously reported on a consolidated basis on the Company's Form 10-QSB/A for the quarter ended June 30, 1996 (as amended) with AllCell as a wholly owned subsidiary. When the decision was made in September 1996 to discontinue the AllCell operations, these revenues were included in the loss from discontinued operations for the year ended September 30, 1996.

Selling, general and administrative expenses for 1996 increased $94,700 over 1995 to $107,700. Selling, general and administrative expenses for 1996 are comprised mainly of legal and accounting expenses arising from the preparation of SEC reporting forms for public disclosure, consulting fees, filing fees and general office expenses incurred in starting up an on-going operation which has been dormant for several years.

Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years.
During the years ended September 30, 1996 and 1995, fees and other expenses charged by these firms totaled approximately $31,700 and $4,800 respectively. As of September 30, 1996, amounts due these firms totaled $27,900.

Interest expense for related parties increased $5,800 in 1996 to $10,400 up from $4,600 in 1995. This increase was primarily due to interest incurred for related parties including loans from Roger Knight, President of a corporation which he controls, which were made to the company for the purpose of funding the Atlanta operations and the Las Vegas headquarters operations. These notes, due in 18 months from the date of issuance, bear interest at the rate of 10% per annum.

Primarily, as a result of the above mentioned expenses, Net Losses from Operations increased $98,800 in 1996 to ($119,200), up from a loss of ($20,400) in 1995.

There was no provision for income taxes in either 1995 or 1996 due to the existence of net operating loss carry forwards from prior years, and the likelihood of the Company being able to utilize these net operating losses in the future.

There was a loss from discontinued operations in 1996 totaling $217,100 representing investments and advances to AllCell. On May 8, 1996, the Company completed the acquisition of AllCell in a transaction accounted for in a manner similar to a purchase. In accordance with accounting principals associated with a transaction where the acquired company has been acquired by a development stage company and the acquired company is considered a promoter in the funding and organizing of the business, the acquired business assets were recorded at the historical cost basis of the predecessor. AllCell became a wholly owned subsidiary of the Company through the exchange of 5,500 series C preferred shares for all the outstanding stock of AllCell. 5,000 of the shares were placed in escrow to be released to the former stockholder of AllCell based upon the achievement of certain performance criteria as the President of AllCell. AllCell was formed on April 29, 1996 and had no significant operations prior to its acquisition by the Company.

As of September 30, 1996, the Company abandoned its telecommunications test market operations through its subsidiary, AllCell, which suffered substantial financial losses and was unable to sustain operations without continued financial support from the Company. Investment and advances to AllCell as of September 30, 1996, totaled $217,100 which has been charged to the current period as a loss from discontinued operations.

For the period from acquisition, May 8, 1996, until September 30, 1996, the date of abandonment, AllCell had revenues totaling $120,600. As of September 30, 1996, AllCell's net liabilities exceeded net assets by $491,900. In addition, a substantial creditor of AllCell has threatened litigation against AllCell and the Company in order to collect amounts allegedly owed by AllCell which include significant contractual default penalties, totaling approximately $200,000. Management of the Company believes that it has no obligation in regards to these or any other liabilities or commitments of AllCell and has no plans to satisfy them in the future.

Because AllCell experienced substantial financial losses and the Company has abandoned any plans to fund the future operating deficits of the subsidiary, as of September 30, 1996, the financial statements do not include the accounts of the subsidiary on a consolidated basis. Rather the investment in the subsidiary is carried on the books of the Company using the cost method. Prior to the abandonment, the consolidated financial statements included the accounts of the Company and AllCell. All material intercompany transactions have been eliminated in consolidation in 1996.

There was an increase in the Extraordinary item in 1996 of $16,800. There was no extraordinary item in 1995. In September 1996, the Company exchanged, on terms favorable to the Company, a trade accounts payable debt for an agreed upon installment obligation totaling $12,900 over the next 13 months. The installment obligation is unsecured and bears no interest. A gain of $16,800, net of tax, has been recognized on this debt restructuring transaction. As part of this transaction, the Company issued post-dated checks to a collection agency. These post-dated checks, in the amount of $11,300 are included in the cash balance on the Balance Sheet for 1996.

The Company has experienced losses from discontinued operations of $217,100 for the year ended September 30, 1996, and has experienced losses from continuing operations of $119,200 and $20,400 for the years ended September 30, 1996 and 1995 respectively, and has a stockholder's deficit of $280,400 as of September 30, 1996. The Company is planning on raising additional capital through the issuance of additional stock in a private placement or public offering. The Company is also seeking new business opportunities that may be acquired or developed internally. Based on the current status of the Company, additional capital will be required in order for the Company to complete any business acquisitions or development, or to maintain their ongoing operations.

Liquidity and Capital Resources

Cash and equivalents totaled $49,800 and $100 at September 30, 1996 and 1995, respectively. During the year ending September 30, 1996, net cash used by operating activities totaled $241,800, which includes results primarily from losses from discontinued operations of $217,100 and the payment for accounting and legal fees.

Net cash provided by financing activities for the year ending September 30, 1996 totaled $291,500 which is comprised of ($25,000) used to repay long term debt to related parties, ($1,400) for repayment of notes payable, and $317,900 from issuance of long term debt to related parties.

The above cash flow activities provided a net cash increase of $49,700 in 1996 or $49,800 increase over the ($100) decrease experienced in 1995.

Net Working Capital (Current Assets less Current Liabilities) was $17,300 in 1996 and ($120,700) in 1995. The significant increase in 1996 was due primarily to the exchange of trade accounts payable for preferred stock and the increase in cash from the issuance of long term debt to related parties.

Stockholders' deficit decreased to ($280,400) at September 30, 1996 from ($120,300) at September 30, 1995 due primarily to the net loss for the 1996 year of ($319,500), offset by various issuances of preferred stock and stock options totaling $151,500.

Non-cash investing and financing activities

In March and April 1996, the Company issued 93,350 shares of Series B preferred stock to certain creditors in exchange for trade accounts payable debts owed by the Company in the amount of $92,200. All exchanges were valued at approx-imately $1.00 per share.

In February and September 1996, certain stockholders exercised their preferred stock conversion rights and the Company issued 1,700,000 shares of common stock in exchange for the cancellation of 25,000 shares of Series II preferred stock, 50,000 shares of Series B preferred stock and 12,000 shares of Series
C preferred stock for a combined value of $8,700.

In May 1996, 5,500 of Series C Preferred stock was issued in exchange for the acquisition of AllCell for a total value of $28,300. An additional 550 shares was paid to a related party stockholder as a finder's fee. In September 1996, the Company cancelled 5,000 shares of Series C Preferred stock due to the discontinuation of AllCell's operations.

During the quarter ended June 30, 1996, the Company entered into an agreement with Cellular 99, a Nevada corporation under the control of the president of the Company, whereby it obtained an exclusive license to rent cellular phones in the State of Illinois, using the proprietary marketing technology of Cellular 99. The Company exchanged 10,000 shares of Series D Convertible Preferred stock for these licensing rights. These rights were valued at $1,000 or $.10 per share.

On July 26, 1996, the Company issued options to purchase 300,000 common shares to Robert Brehm Consulting, in exchange for a management consulting agreement scheduled to terminate May 26, 1997. The option agreement provides for an exercise price of $.10 per share commencing July 26, 1996 until July 26, 1998 or 24 months after the filing and acceptance of the issuance with the Securities and Exchange Commission, whichever date is later. The number of shares issuable under the agreement are subject to adjustment to take into account reorganization, recapitalization, mergers or other corporate events. In addition, the Company has agreed to reserve 300,000 shares of its $.0001 par value common stock for the exercise of this option. This agreement was valued at $30,000 and is being amortized over the life of the consulting agreement.

To date the Company has financed its operations principally through borrow-ings and private placements of equity securities and debt. The Company will need additional capital to continue its existence and will endeavor to raise sufficient funds through the sale of shares, or other means.

Future Funding Requirements

The Company's working capital and other capital requirements during the next year or more will vary based on a number of factors, including the rate at which retail stores are opened and generate profits, the level of sales and marketing activities for prepaid cellular services, and the level of effort needed to develop additional retail outlets in Illinois and elsewhere to the point of commercial viability. The Company believes that the funds from the net proceeds of the Offering and funds generated from the retail sales operations, will be sufficient to support the Company's operations through at least September 30, 1997.

The Company's failure either to ramp up sales sufficiently in Illinois or elsewhere and receive additional funds from its Private Placement Offering, could adversely affect the Company's cash flows. In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds. There can be no guarantees that the Company can raise the required capital necessary to continue with its plans for growth and expansion.

Restatement of prior period financial statements

Subsequent to the issuance of the September 30, 1995 financial statements, the Company determined that the financial statements contained errors relating to the following matters :

                                        Preferred Stock
                                        and additional      Accumulated
                                        Paid in Capital       Deficit
Overstatement of advances from
affiliates and notes payable-related
party due to failure to relieve
liabilities assumed as a result of
the sale of a wholly owned subsidiary,
American West Foods, Inc. in June 1994.    $    --        $     27,300

Overstatement of compensation payable
due to failure to reduce salary
accruals payable to former officer to
contractual amount.                        $    --        $     80,800

Understatement of preferred stock and
additional paid-in-capital due to
omission of stock issued for in-kind
services and cash.                         $    113,800   $    (63,700)

Net Change as of September 30, 1994        $    113,800   $     44,400

The previously reported financial results for the year ended September 30, 1995 have been restated to reflect the above and other changes, net loss and net loss per common share for the year ended September 30, 1995 has been restated as follows :
                                                                  1995
Net Income (loss) as previously reported                   $    100,700
Adjustments for advances and notes payable
  to related parties                                            (27,300)
Adjustments for accrued compensation                            (80,800)
Adjustments for trade accounts payable                          (13,000)
Net Loss, as restated                                      $    (20,400)

Net income (loss) per common share, as previously reported    $    0.06

Net loss per common share, as restated                        $    (0.01)

Atlanta Test Market

On May 7, 1996, GVFI entered into an Acquisition Agreement stock for stock with AllCell, located in Jonesboro, Georgia. AllCell was a startup business solely owned by Walt Phillips. Mr. Phillips does not have any prior relationship with the Registrant or any of GVFI's affiliates, officers, directors or any associate of any officers or directors. The Agreement involved the exchange of 100% of the stock in AllCell for 5,500 shares of Series C Preferred Convertible stock of the Registrant. The Series C Preferred stock is convertible at the rate of 100 shares of Common stock for each share of Preferred stock. The Company, in September 1996, after discontinuing
AllCell's operations, cancelled 5,000 shares of Preferred Stock which had been issued to Mr. Phillips pursuant to the Agreement.

GVFI, through its acquisition of AllCell instituted market feasibility testing of prepaid cellular telephone services in the Atlanta, Georgia area. AllCell had a retail store to test management operations, cash control, sales techniques, customer interfacing, price structure and customer marketing techniques. Customers would pre-pay for the airtime needed, thereby avoiding the risk of incurring airtime which the customer could not pay for later.
Once the airtime was used, the telephone disabled itself and the customer could have the telephone reactivated with pre-paid airtime. AllCell also successfully tested a technology that allowed them to activate almost any type of cellular telephone, brought in by a potential customer.

AllCell operations were discontinued in September 1996 after successful market results were obtained. At that time it was determined that it was in the best interests of the company to halt operations and move them to more lucrative locations under tighter controls and more experienced management.

The discontinued operations for the 1996 fiscal year ended September 30, 1996 have resulted in a write-off of $217,100.

Factors Affecting Future Performance

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the impact of competitive products and services, technological changes in the Company's industry, the ability of the Company to develop and successfully deploy it's Dealer Network, the Company's ability to attract and retain customers, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products and services and other risks detailed from time to time in GVFI's filing with the Securities and Exchange Commission. These risks could cause the company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, GVFI.

Although the cellular market, and in particular, the prepaid cellular market segment, has experienced rapid growth in the recent year, there can be no assurance that similar growth will continue at similar rates, or at all, or that cellular customers will be attracted to the Company's services through its sales and marketing efforts. In addition, the prepaid cellular market will have significant competition from the emerging Personal Communication Service (PCS) carriers who are offering prepaid services. These services will include wireless communication for voice, fax, paging, and Internet connection. The prepaid market is in its initial stage of development, and if these markets do not grow as expected or if the customers in these markets do not use the Company's services, the Company's business, financial condition and results of operations could be materially and adversely affected.

Significant Accounting Issues

Accounting Treatment of Discontinued Operations:

The discontinuance of the AllCell operations in Atlanta have been treated as discontinued operations expense of $217,100 for the 1996 fiscal year.

Private Placement Offering Anticipated

GVFI intends, in the near future, to offer for sale Common Stock and Warrants. The expected offering price has not yet been determined. The shares sold in the offering will be restricted shares subject to Rule 144 with certain registration rights. The Company intends to sell the Units (consisting of Common Stock and Warrants) solely to accredited investors (as the term is defined under Rule 501(a) of Regulation D adopted by the Securities and Exchange Commission).

THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL ACTUALLY MAKE THE OFFERING, OR IF IT IS DOES MAKE THE OFFERING, THAT IT CAN RAISE ALL OR A PORTION OF THE FUNDS PRESENTED IN THE PRIVATE OFFERING MEMORANDUM. FAILURE TO RAISE THESE FUNDS COULD HAVE A MAJOR ADVERSE EFFECT ON THE OPERATION OF THE COMPANY.

Subsequent Events

Company hires new CEO and Treasurer
Robert M. Dolan was hired as President and CEO effective October 1, 1996. For the past 24 years Mr. Dolan has been associated with many retail operations including: Vice President of Franchise Support and Development for Franklin Systems, Inc., CEO and Chairman of The Blarney Group, Inc., associated with
Sir Speedy Printing Centers operation, Gamma Graphics (Florida State
Franchisor for Sir Speedy Printing Centers), as Vice President of Franchise Sales, and Business Cards Tomorrow, Inc., as Vice President of Franchise Sales. Mr. Dolan's experience in multiple retail store operations and new store opening brings a rich resource for the company which should be translated into increased revenues and profits in 1997 and future years.

Robert C. Brehm was hired as Treasurer effective October 1, 1996. Mr. Brehm has a double engineering degree in electrical engineering and computer science and an MBA from UC Berkeley in Finance and Accounting. Mr. Brehm has owned several software companies, a finance company and fully understands the technical issues of the personal communications services business as well as the business, marketing and financial requirements for success in a public enterprise. His skill, knowledge and experience will be invaluable for the rollout of the company. His responsibilities include business development, financial and marketing program development and strategic planning.

Mr. Brehm also worked as a consultant to the Company through his consulting firm, Robert C. Brehm Consulting, Inc. Under the terms of the Consulting Agreement between Robert C. Brehm Consulting, Inc. and GVFI, he will be compensated for services with stock options which are convertible into shares of Common Stock.

GVFI as a Going Concern

The Company has aggressive plans to open regional retail stores in Illinois and Texas, prior to embarking on a national rollout campaign. To establish the viability of this game plan, the Company choose to test market the feasibility of the prepaid concept in Atlanta. While the revenues obtained in the Atlanta test market were quite acceptable, the management controls and experience were contrary to expectations. Consequently it became apparent that the Company needed help in this area and decided to hire a new
President, Robert Dolan, whose prior experience in establishing successful, profitable, multiple retail outlets of consumer goods could be used to generate bottom-line profits as was originally expected in Atlanta. The
Company has proved that the market exists, has hired a new experienced CEO, and intends to offer through a Private Placement Offering $3,999,999 which will provide the necessary working capital to fund the plans now in progress. These funds, when realized, together with existing cash and assets, will allow the Company to continue its operations as planned. The existing losses in fiscal 1996 ending September 30, while not anticipated, have been acceptable from the Company's standpoint, as an opportunity to determine the feasibility of entering this lucrative market.

With the new efforts in effect, the Company anticipates higher revenues and income in fiscal 1997. There can be no assurances that the Company will be able to raise the necessary financing to continue its operations.

Item 7.   Financial Statements and Supplementary Data.

    Please refer to pages F-1 through F-12.


Item 8.   Changes In and Disagreements on Accounting and Financial Disclosure.

During the period from inception (December 7, 1984) to September 30, 1996, the Company had no disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure.

John M. Hanson & Company, P.C., Certified Public Accountants, Denver, Colorado conducted their independent audit for fiscal year ended September 30, 1993. The accounting firm was dismissed due to the fact that the Company was in an inactive status and had no funds available for the audit for fiscal years ended September 30, 1994 and 1995. The accountant's report for the fiscal year ended September 30, 1993 did contain a qualified going concern opinion, however, there were no disagreements with the accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, the decision to change auditors was approved by the Board of Directors in 1996.

On April 24, 1996, the Company engaged the accounting firm of Gilbert & Company, Certified Public Accountants, for the purpose of conducting an independent audit of the Company for fiscal years ended September 30, 1994 and 1995, respectively. On August 30, 1996, the Company received a letter of resignation from the accounting firm of Gilbert & Company. The accountant's reports for the fiscal years ending September 30, 1994 and 1995 contained a going concern opinion. At this time the Company is unaware of any disagreements with the accountant on any matter of accounting principles or practices, or financial statement disclosure in connection with the reports for those two years.

The previous accountant believes that the resignation was necessary because of post-audit accounting fees unpaid at the time he dual dated the audit report for the fiscal year ended September 30, 1995 and filed with an Amended Form 10-KSB, and therefore placing the accountant in a position whereby there could be a possibility that the firm was not independent. The Company does not agree with the accountant on the issue of whether or not the firm was independent.

The Company subsequently engaged the accounting firm of Bradshaw, Smith & Co. Las Vegas, Nevada for the purpose of auditing the financial statements for the fiscal years ended September 30, 1995 and 1996.

PART III
Item 9.   Directors and Executive Officers of the Registrant.

The Directors and Executive Officers of the Company are as follows:


      Name               Age                      Position
Robert M. Dolan          46        President and Director
Roger K. Knight          72        Chairman of the Board and Director
Robert C. Brehm          48        Treasurer
Silas A. Phillips        25        Secretary, Vice President and Director

Each director holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Each executive officer holds office at the pleasure of the Board of Directors and until his or her successor has been elected and qualified.

There are no family relationships among the directors and executive officers of the Company.

Robert M. Dolan has served as President, CEO and Director of the Company since October 1, 1996. For the past 24 years Mr. Dolan has been associated with many retail operations including: Vice President of Franchise support and Development for Franklin Systems, Inc., CEO and Chairman of The Blarney Group, Inc., associated with Sir Speedy Printing Centers operation, Gamma Graphics (Florida State Franchisor for Sir Speedy Printing Centers), as Vice President of Franchise Sales, and Business Cards Tomorrow, Inc., as Vice President of Franchise Sales. Mr. Dolan's experience in multiple retail store operations and new store opening brings a rich resource for the company which should provide be translated into increased revenues and profits in the 1997 and future years.

Robert C. Brehm was hired as Treasurer effective October 1, 1996. Mr. Brehm has a double engineering degree in electrical engineering and computer science and an MBA from UC Berkeley in Finance and Accounting. Mr. Brehm has owned several software companies, a finance company and fully understands the technical issues of the personal communications services business as well as the business, marketing and financial requirements for success in a public enterprise. His skill, knowledge and experience will be invaluable for the rollout of the company. His responsibilities include business development, financial and marketing program development and strategic planning.

Roger K. Knight has served as a Director of the Company since February 1, 1990. Mr Knight has experience in identifying business candidates for acquisitions. He served as president from January of 1995 through October 1996. Mr. Knight retired from the U.S. Navy as a Captain in July, 1965. Mr. Knight has been involved in retail operations since the mid-1970's and his experience will be beneficial to the Company.

Silas A. Phillips has served as a Director of the Company since January 1, 1995. Mr. Phillips holds a degree from Wichita State University in International Business. Mr. Phillips uses his analytical skills in assisting the President in evaluating possible business mergers and acquisitions.

Item 10.     Executive Compensation.

There was no compensation paid to any of the officers or directors for the fiscal years ended September 30, 1996, 1995 and 1994. Mr. Knight, the President and CEO through September 30, 1996, did not receive any compensation from the Company and no other officers or directors were paid in excess of $100,000.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information, as of September 30, 1996, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock of the Company and by Directors and executive officers of the Company, both individually and as a group:

                                                          Shares
                                 Title of                 Beneficially      Percent of
Beneficial Owner                 Class                    Owned*            Class

Roger K. Knight                  Series B Stock(6)        30,000(1)         (1) 7.5%
2712 Echo Mesa Drive
Las Vegas,  NV  89134

Cellular 99, Inc.                Series D Stock(7)        10,000(1)             95%
628 Las Vegas Blvd., South
Las Vegas,  NV  89101

Global Management Group, Inc.    Common Stock             200,000(1)            6%
2712 Echo Mesa Drive
Las Vegas, NV  89134

First Venture Group, Inc.        Common Stock             81,000(1)             3%
2712 Echo Mesa Drive
Las Vegas, NV  89134

Vintage Group, Inc.              Common Stock             307,543(1)            9%
1625 Broadway
Suite 770
Denver, CO 94920

Robert Brehm                     Common Stock             300,000(2)            8%
6965 El Camino Real, #102-279
Carlsbad,  CA  92009

BJM, Inc.                        Common Stock             250,000(4)            8%
P.O. Box 3235
Cheyenne,  WY  82003

Blair J. Merriam                 Common Stock             337,500(4)           10%
P.O. Box 3235
Cheyenne,  WY  82003

James A. Merriam                 Common Stock             500,000(5)           15%
138 Lyford Drive
Tiburon, CA 94970

Silas Phillips                   Series II Stock(8)       4,000(3)    less than 1%
628 Las Vegas Blvd., South
Las Vegas,  NV  89101

The Arapahoe Trust               Series II Stock          20,000(8)             4%
7301 E Jarvis Place
Denver, CO  80237

Creative Invest Serv Inc. (9)    Series II Stock          30,000(8)             6%
14 Red Tail Drive
Highlands Ranch,  CO  80176

GJM Trading Partners Ltd. (9)    Series II Stock          10,000(8)             2%
14 Red Tail Drive
Highlands Ranch, CO  80176

The Brian/Kevin McAdam Trust(9)  Series II Stock          20,000(8)             4%
Lou Cangilla Trustee
7108 S. Lafayette Way
Littleton,  CO  80122

David & Lucinda Ellsworth        Series II Stock          25,000(8)             5%
459 Wianno Avenue, Box 35
Osterville,  MA  02655

Quality Surplus                  Series II Stock          25,000(8)             5%
P.O. Box 15549
Del City,  OK  73155

All officers and Directors
 as a group (3 persons)          Common Stock             2,078,543(10)        44%

* Unless otherwise indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

(1) Mr. Knight is a Director of the Company and holds sole voting and dispositive power over 588,543 shares of stock for 18% of the Percent of Class of common stock due to the fact that he is President of Global
Management Group, Inc., First Venture Group, Inc., and Vintage Group, Inc.
If Mr. Knight and Cellular 99, Inc. (a company for whom Mr. Knight is President) were to convert their shares of Preferred stock to common stock, Mr. Knight would have sole voting and dispositive power over a total of 1,738,543 shares of stock for 39% of the Percent of Class of common stock. For purposes of determining percent of class of beneficial owners, the Company calculated each of the corporation's percentage of ownership individually. See Notes (6) and (7) for the conversion rate of each of the series of preferred shares for Mr. Knight and Cellular 99, Inc., respectively.

(2) Mr. Brehm is Treasurer of the Company and these shares consist of an option to purchase 300,000 shares of common stock for $.10 per share pursuant to a consulting agreement with the Company.

(3) Silas Phillips is Secretary and Director of the Company and has no sole voting and dispositive power over any shares at this time, however, if Mr. Phillips converted his Series II Preferred Stock to common stock at the conversion rate of 10 shares of common stock for each share of Series II Preferred stock, Mr. Phillips would control 40,000 shares of stock of the Company. Mr. Phillips has not converted any of his preferred stock.

(4) Blair J. Merriam is President of BJM, Inc. and holds sole voting and dispositive power over 587,500 shares of stock.

(5) James A. Merriam holds sole voting and dispositive power over 500,000 shares of common stock and also holds 550 shares of Series C Preferred Stock. The Series C Preferred Stock, can be converted to common stock at the conversion rate of 100 shares of common stock for each share of Series C Preferred
Stock. Mr. Merriam is not eligible to convert his Series C Preferred Stock until after May 1998.

(6) The Series B Preferred Stock can be converted to common stock at the conversion rate of 5 shares of common stock for each share of Series B Preferred stock. The shareholder has not converted his Series B Preferred Stock.

(7) The Series D Preferred Stock can be converted to common stock at the conversion rate of 100 shares of common stock for each share of Series D Preferred stock. The shareholder is not eligible to convert its shares until after May 1998.

(8) The Series II Preferred Stock, can be converted to common stock at the conversion rate of 10 shares of common stock for each share of Series II Preferred stock. These shareholders have not converted their preferred shares however, for purposes of determining percentage of ownership, the Company assumed the preferred shares were converted to common.

(9) These shares are controlled by the same individual and if that shareholder converted all of the preferred stock to common stock the shareholder would hold sole voting and dispositive power over 600,000 shares of common stock for 15% of the common stock of the Company.

(10) For purposes of determining the percentage of class, the Company assumed that all officers and directors converted preferred stock to common stock and/ or exercised options to purchase additional shares.

Item 12. Certain Relationships and Related Transactions.

Related parties to the Company have at various times loaned funds to the corporation which funds are interest bearing. The balance due at September 30, 1996, was $ 298,700.

In addition to the above related party notes, the Company owed various related parties (individual and business entity) as September 30, 1995, $20,820. This debt was converted to Series B preferred stock (See subsequent events).

                                   PART IV

Item 13. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

    (a) Financial Statements - Independent Auditors Report; Balance Sheets as of September 30, 1996 and 1995; Statements of Operations for the years ended September 30, 1996 and 1995; Condensed Statements of Changes In Stockholders' Equity for the years ended September 30, 1996, 1995, and 1994; Statements of Cash Flows for the years ended September 30, 1996 and 1995; Notes to Financial Statements for the years ended
         September 30, 1996 and 1995

    (b) Reports on Form 8-K - On August 21, 1996, the Company filed a Form 8-K/A Items 2, 4 and 5, disclosing that on May 7, 1996, the Company acquired in a stock for stock exchange AllCell Communications, Inc., a Georgia company, that the Company had changed accountants from John M. Hanson & Company to Gilbert & Company, and that on May 29, 1996, the Company entered into a ten year exclusive License Agree-ment with Cellular 99, Inc.

         On September 9, 1996, the Company filed a Form 8-K/A for the purpose of filing the John M. Hanson accountant's letter.

         On September 17, 1996, the Company filed a Form 8-K Item 4 disclosing that Gilbert & Company resigned as accountants for the Company.

         On October 17, 1996, the Company filed a Form 8-K/A for the purpose of filing the Gilbert & Company accountant's letters.

         On October 21, 1996, the Company filed a Form 8-K Item 5 disclosing that Roger K. Knight has resigned as President of the Company and that Robert M. Dolan was elected as President effective October 1, 1996.


    (c)  Exhibits
Exhibit
Number               Description
3.1      Articles of Incorporation (1)

3.2      Bylaws (1)

4        Specimen stock certificate (1)


(1) Incorporated by reference to the Company's Registration Statement on form S-18 (Registration No. 33-19327)


                          GLOBAL VENTURE FUNDING, INC.

                   REPORT ON AUDITS OF FINANCIAL STATEMENTS

                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995







                          GLOBAL VENTURE FUNDING, INC.

                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995




                                    CONTENTS
                                                                   PAGE


Independent auditors' report                                         1

 Financial  statements:
     Balance  sheets                                                 2
     Statements of operations                                        3
     Statements of changes in stockholders'  deficit                 4
     Statements of cash flows                                        5
     Notes to  financial  statements                                6-12




Bradshaw, Smith & Co.
CPA's, Business Advisors & Consultants
5851 West Charleston
Las Vegas,  NV  89102
(702)878-9788   FAX (702)878-4510

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Global Venture Funding, Inc.

          We have audited the accompanying balance sheets of Global Venture Funding, Inc. as of September 30, 1996 and 1995, and the related statements of operations, changes in stockholders deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Venture Funding, Inc. as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net stockholders' deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Bradshaw, Smith & Co.

Las Vegas, Nevada
October 23, 1996


                              GLOBAL VENTURE FUNDING, INC.

                                     BALANCE SHEETS

                               SEPTEMBER 30, 1996 AND 1995

                                      1996                    1995
                               ______________________________________________
 ASSETS                                                  (as restated)
Current assets:
     Cash (Note 7)             $     49,800               $      100
     Prepaid expenses                26,600                       --
       Total current assets          76,400                      100

Investment in and advances to
 unconsolidated subsidiary(Note 3)       --                       --
Licensing rights (Note 6)             1,000                       --
Deferred tax assets (Note 5)             --                       --
Other assets                             --                      400

                               $     77,400                $     500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Notes payable (Note 7)   $     11,300                $      --
     Accounts payable and
      accrued liabilities            47,800                  120,800
  Total current liabilities          59,100                  120,800

Long-term debt, related
  parties (Note  6)                 298,700                       --
                                    357,800                  120,800

Contingencies (Note 3)                   --                       --

Stockholders' deficit (Note  4):
Convertible preferred stock,
 $.10 par value; authorized
 20,000,000 shares:
 Series II; authorized 500,000
  shares; issued and outstanding
  475,000 and 500,000 shares
  (aggregate liquidation preference
  of $475,000 and $500,000)          47,500                    50,000
 Series B; authorized 500,000
  shares; issued and outstanding
  397,800 and 355,000 shares
  (aggregate liquidation preference
  of $397,800 and $355,000)          39,800                    35,500
 Series C; authorized 50,000
  shares; issued and outstanding
  1,050 and 12,000 shares
  (aggregate liquidation preference
  of $105,000 and $1,200,000)           100                      1,200
 Series D; authorized 50,000
  shares; issued and outstanding
  10,500 and 500 shares
  (no liquidation preference)         1,100                        100
                                     88,500                     86,800

Common stock $.0001 par value;
 authorized 150,000,000 shares;
 issued and outstanding 3,282,513
 and 1,582,513 shares                   300                         200
Additional paid-in capital          569,400                     441,800
Stock options                        30,000                          --
Accumulated deficit                (968,600)                   (649,100)

                                   (280,400)                   (120,300)

                                $    77,400                 $       500



    The Notes to Financial Statements are an integral part of these statements.
                                          F2


                              GLOBAL VENTURE FUNDING, INC.

                                STATEMENTS OF OPERATIONS

                                                Year ended September 30,
                                                   1996                1995
                                               ___________________________
                                                               (as restated)
Revenues                                       $     --         $       --
Cost of revenues                                     --                 --
Gross profit                                         --                 --
Selling, general and administrative expenses    107,700             13,000
Loss  from operations                          (107,700)           (13,000)
Other  expense:
  Interest expense, related parties             (10,400)            (4,600)
  Interest expense                               (1,100)            (2,800)
                                                (11,500)            (7,400)

Net loss from continuing operations
  before taxes                                 (119,200)           (20,400)
Provision for income taxes (Note 5)                  --                 --
Net loss from continuing operations            (119,200)           (20,400)
Discontinued operations (Note 3)               (217,100)                --
Net loss before extraordinary item             (336,300)           (20,400)
Extraordinary item (Note 7)                      16,800                 --
Net loss                                     $ (319,500)       $   (20,400)

Net loss per common share:
  Net loss from continuing operations        $    (0.05)       $     (0.01)
  Discontinued operations                         (0.09)                --
  Net loss before extraordinary item              (0.14)             (0.01)
  Extraordinary item                               0.01                 --
  Net loss                                   $    (0.13)       $     (0.01)

Weighted average common shares outstanding    2,424,180          1,582,513


   The Notes to Financial Statements are an integral part of these statements.

                                         F3

                              GLOBAL VENTURE FUNDING, INC.

                   STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                  Preferred Stock        Common Stock    Additional                            Total
                                  _____________________________________   Paid-In     Stock    Accumulated  Stockholders'
                                 Shares     Amount     Shares   Amount    Capital    Options     Deficit      Deficit
                                 ______     ______     ______   ______    ________   _______   ___________  _____________
Balance, September 30, 1994 as
  previously reported            777,500  $ 77,800   1,582,513  $  200   $ 329,700   $    --   $ (673,100)  $  (265,400)
Adjustment in connection with
  prior period adjustments
   (Note 2)                       90,000     9,000          --      --     104,800        --       44,400       158,200
Balance,September 30, 1994
  as restated                    867,500    86,800   1,582,513     200     434,500        --     (628,700)     (107,200)

Forgiveness of liabilities by
  stockholders                        --        --          --      --       7,300         --          --         7,300
Net loss for the year                 --        --          --      --          --         --      (20,400)     (20,400)
Balance, September 30, 1995,
   as restated                   867,500    86,800   1,582,513     200     441,800         --     (649,100)    (120,300)

Issuance of preferred stock
   in exchange for extinguish-
   ment of debt (Note 4)          93,350     9,300          --      --       82,900         --          --       92,200
Conversion of preferred stock
     (Note 4)                    (87,000)   (8,700)  1,700,000     100        8,600         --          --           --
Issuance of preferred stock for
   licensing agreement (Note 6)   10,000     1,000          --      --           --         --          --         1,000
Acquisition of Allcell (Note 3)      500       100          --      --       28,200         --          --        28,300
Contributed capital for services
     (Note  6)                        --        --          --      --        7,900         --          --         7,900
Issuance of stock options (Note 4)    --        --          --      --           --     30,000          --        30,000
Net loss for the year                 --        --          --      --           --         --    (319,500)     (319,500)

Balance, September 30, 1996      884,350  $ 88,500   3,282,513   $ 300    $ 569,400   $ 30,000   $(968,600)   $ (280,400)

    The Notes to Financial Statements are an integral part of these statements.

                                             F4


                              GLOBAL VENTURE FUNDING, INC.

                                STATEMENTS OF CASH FLOWS



                                              Year ended September 30,
                                                 1996            1995
                                              ___________________________
                                                            (as restated)

Cash flows from operating activities:
  Net loss                                    $ (319,500)    $   (20,400)
  Adjustments to reconcile net income
   to cash provided (used) by operating
   activities:
     Depreciation and amortization                 9,400             200
     Stock and contributed capital for
       services                                   10,700              --
     Write-off acquisition costs of
       unconsolidated subsidiary                  28,300              --
     Extraordinary gain                          (16,800)             --
     Decrease (increase) in:
       Inventory                                      --           7,400
       Prepaid expenses                           (5,600)            200
     Increase (decrease) in:
       Accounts payable and accrued
         liabilities                              51,700           8,900

Net cash used by operating activities           (241,800)         (3,700)

Cash flows from financing activities:
  Advances from stockholders                          --           3,600
  Proceeds from issuance of long-term
    debt to related parties                      317,900              --
  Repayment of long-term debt to
    related parties                              (25,000)             --
  Repayments of notes payable                     (1,400)             --

Net cash provided by financing activities        291,500           3,600

Net increase (decrease) in cash                   49,700            (100)

Cash, beginning of period                            100             200

Cash, end of period                           $   49,800         $   100

Supplemental disclosure of cash flow
   information:
  Cash paid for income taxes                  $       --         $    --

Schedule of non-cash investing and
  financing activities:
   Preferred stock issued in exchange
     for satisfaction of trade accounts
     payable (Note 4)                         $    92,200        $    --
   Preferred stock issued in exchange
     for acquisition of Allcell
     Communications, Inc. (Note 3)            $    28,300        $    --
   Conversion of preferred stock to
     common stock (Note 4)                    $     8,700        $    --
   Stock options issued in exchange for
     a management consulting contract
     (Note 4)                                 $    30,000        $    --


    The Notes to Financial Statements are an integral part of these statements.

                                         F5



                           GLOBAL VENTURE FUNDING, INC.

                          NOTES TO FINANCIAL STATEMENTS

               FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


1.   Basis of presentation and accounting policies:

          Organization and basis of presentation:

          Global Venture Funding, Inc. (the "Company") is a corporation formed under the laws of the State of Colorado on December 7, 1984 under the name
"Venture Funding Corporation."   The Company has been engaged in a variety
of operations since inception, and recently, through its wholly owned subsidiary, Allcell Communications, Inc. ("Allcell"), a Georgia corporation formed on April 29, 1996, has been engaged in the business of reselling cellular time through a distribution network on a prepaid basis. The subsidiary ceased operations during September, 1996 with no immediate plans in the future to resume operations.

         The Company has experienced losses from discontinued operations of $217,100 for the year ended September 30, 1996, and has experienced losses from continuing operations of $119,200 and $20,400 for the years ended September 30, 1996 and 1995, respectively, and has a stockholders deficit of $280,400 as of September 30, 1996. The Company is planning on raising additional capital through the issuance of additional stock in a private placement or public offering. The Company is also currently seeking new business opportunities that may be acquired or developed internally. Based upon the current status of the Company, additional capital will be required in order for the Company to complete any business acquisition or development, or to maintain their ongoing operations.

          These matters raise substantial doubt about the Company's ability
to continue as a going concern.   The accompanying financial statements do
not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

          Unconsolidated subsidiary:

          Because Allcell has experienced substantial financial losses and the Company has abandoned any plans to fund the future operating deficits of the subsidiary, as of September 30, 1996, the financial statements do not include the accounts of the subsidiary on a consolidated basis. Rather, the investment in the subsidiary is carried on the books of the Company using the cost method. Prior to abandonment, the consolidated financial statements included the accounts of the Company and Allcell. All material intercompany transactions have been eliminated in consolidation.

          Inventories:

          Inventories consisted of telephone debit cards and are stated at the lower of cost (first-in, first-out) method. These cards were subsequently disposed of in their entirety during the year ended September 30, 1995.

          Income taxes:

          The Company has implemented the provisions on SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and
liabilities given the provisions of currently enacted tax laws.   The
adoption of this provision by the Company has not required any adjustment to the financial statements presented.

          Net loss per common share:

          Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method). During 1996 and 1995, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

          Reclassifications:

          Certain reclassifications have been made to the September 30, 1995 financial statements in order to conform to the current year presentation.

          Pervasiveness of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Fair value of financial instruments:

          Based on the borrowing rates currently available to the Company, the carrying value of long-term debt, related parties approximates fair value.

2.   Restatement of prior period financial statements:

Subsequent to the issuance of the September 30, 1995 financial statements, the Company determined that the financial statements contained errors related to the following matters:

                                              Preferred
                                              stock and
                                             additional
                                               paid-in          Accumulated
                                               capital             Deficit
                                            ___________       ______________

Overstatement of advances from affiliates
 and notes payable-related party due to
 failure to relieve liabilities assumed
 as a result of the sale of a wholly owned
 subsidiary, American West Foods, Inc. on
 June 8, 1994                               $      --          $     27,300

Overstatement of compensation payable
 due to failure to reduce salary
 accruals payable to former officer to
 contractual amount                                --                80,800

Understatement of preferred stock and
 additional paid-in capital due to
 omission of stock issued for in-kind
 services and cash                            113,800               (63,700)

Net change as of September 30, 1994        $  113,800          $     44,400

The previously reported financial results for the year ended September 30, 1995 have been restated to reflect the above and other changes. Net loss and net loss per common share for the year ended September 30, 1995 have been restated as follows:


                                                                 1995
                                                              __________

Net income, as previously reported                            $  100,700
Adjustment for advances and notes payable to related parties     (27,300)
Adjustment for accrued compensation                              (80,800)
Adjustment for trade accounts payable                            (13,000)
Net loss, as restated                                         $  (20,400)

Net income per common share, as previously reported           $     0.06

Net loss per common share, as restated                        $    (0.01)

3.   Business acquisition and discontinued operations:

          On May 8, 1996, the Company completed the acquisition of Allcell in a transaction accounted for in a manner similar to a purchase. In accordance with accounting principles associated with a transaction where the acquired company has been acquired by a development stage company, and the acquired company is considered a promoter in the founding and organizing of the business, the acquired business assets were recorded at the historical cost basis of the predecessor. Allcell became a wholly owned subsidiary of the Company through the exchange of 5,500 Series C preferred shares for all of the outstanding stock of Allcell. 5,000 of the shares were escrowed, to be released to the former stockholder of Allcell based upon the achievement of certain performance criteria as the President of Allcell. Allcell was formed on April 29, 1996 and had no significant operations prior to its acquisition by the Company.

         During September, 1996, the Company abandoned its telecommunications operation through its subsidiary Allcell. Allcell suffered substantial financial losses and was unable to sustain operations without continued financial support from the Company. Investments and advances to Allcell as of September 30, 1996, totaled $217,100, which has been charged to the current period as a loss from discontinued operations. There was no tax benefit recognized as a result of this loss. For the period from acquisition, May 8, 1996, until September 30, 1996, Allcell had revenues totaling $120,600. As of September 30, 1996, Allcell s net liabilities exceeded net assets by $491,900. In addition, a substantial creditor of Allcell has threatened litigation against Allcell and the Company in order to collect amounts owed by Allcell, which include significant contractual default penalties, totaling approximately $200,000. Management of the Company believes that it has no obligation in regards to these or any other liabilities or commitments of Allcell and has no plans to satisfy them in the future.

4.   Stockholders' deficit:

          Preferred stock:

          The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established. All convertible preferred shares are noncumulative, nonparticipating and do not carry any voting privileges.

          In October, 1991, the Board of Directors authorized the issuance of 500,000 shares of Series II Convertible Preferred Stock. Each share of Series II preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series II preferred share may be converted to common stock after a specified holding period as follows: after one year, two shares of common stock; after two years, five shares of common stock; after three years, ten shares of common stock.

          In March, 1992, the Board of Directors authorized the issuance of 500,000 shares of Series B Convertible Preferred Stock. Each share of Series B preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series B preferred share may be converted to common stock after a specified holding period as follows: after one year, two shares of common stock; after two years, five shares of common stock.

          In June, 1992, the Board of Directors authorized the issuance of 50,000 shares of Series C Convertible Preferred Stock. Each share of Series C preferred stock is entitled to preference upon liquidation of $100 per share for any unconverted shares, and the liquidation preference is junior only to that of all previously issued preferred shares. Each Series C preferred share may be converted to 100 shares of common stock after a specified holding period of one year. In February, 1996, 12,000 shares of Series C preferred stock was converted to 1,200,000 shares of common stock.

          In June, 1992, the Board of Directors authorized the issuance of 50,000 shares of Series D Convertible Preferred Stock. The Series D preferred stock carry no liquidation preferences and is subject to forfeiture prior to conversion. Each Series D preferred share may be converted to 100 shares of common stock after a specified holding period of one year.

          In March, April and May, 1996, the Company issued 93,350 shares of Series B preferred stock to certain creditors in exchange for trade accounts payable debts owed by the Company in the amount of $92,200. All exchanges were valued at approximately $1.00 per share.

          In February and September, 1996, certain stockholders exercised their preferred stock conversion rights and the Company issued 1,700,000 shares of common stock in exchange for the cancellation of 25,000 shares of Series II preferred stock, 50,000 shares of Series B preferred stock and 12,000 shares of Series C preferred stock.

          The Company has reserved 17,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances.

          Stock options:

          On July 26, 1996, the Company issued options to purchase 300,000 common shares to an individual in exchange for a management consulting agreement scheduled to terminate on May 26, 1997. The option agreement provides for an exercise price of $.10 per share commencing July 26, 1996 until July 26, 1998 or 24 months after the filing and acceptance of this issuance with the Securities and Exchange Commission, whichever date is later The number of shares issuable under the agreement are subject to adjustment to take into account reorganizations, recapitalization, mergers or other similar corporate events. In addition, the Company has agreed to reserve 300,000 shares of its $.0001 par value common stock for the exercise of this option. This agreement was valued at $30,000 and is being amortized over the life of the consulting agreement.

5.   Income taxes:

          The benefit for income taxes from continuing operations is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of income tax benefit follows:

                                                Year ended September 30,
                                                  1996            1995
                                                ________________________
Computed tax benefit at federal statutory rate  $  40,500    $    6,900
Change in valuation allowance                     (40,500)       (6,900)
                                                $      --    $       --

The provision for federal and state income taxes consisted of the following:

Current                                         $      --    $       --
Deferred                                               --            --
                                                $      --    $       --

The deferred tax asset consisted of the following:

Net operating loss carryforwards                $  613,600   $   489,000
Valuation allowance                               (613,600)     (489,000)

Net deferred tax asset                          $       --   $        --


The Company has net operating loss carryforwards ("NOLs") for federal income tax reporting purposes of approximately $1,595,000. The NOLs expire at various times through 2011.

Included in the above NOLs are net operating loss carryforwards which may be subject to substantial limitations in accordance with various provisions of the Internal Revenue Code. The Company has not yet determined the amount and nature of these limitations.

6.   Related party transactions:

          Licensing agreement:

          During the quarter ended June 30, 1996, the Company entered into an agreement with Cellular 99, a Nevada corporation under the control of the president of the Company, whereby it obtained an exclusive license to rent cellular phones in the State of Illinois, using the proprietary marketing technology of Cellular 99. The Company exchanged 10,000 shares of Series D Convertible Preferred Stock for these licencing rights. These rights were valued at $1,000 or $.10 per share.

          Office space and administrative support:

          The Company is provided office space and other administrative support services at no cost to the Company by various corporations under the control of the president of the Company, a principal stockholder. The value of these services totals $7,900 and has been recorded as capital contribution by the principal stockholder.

          Notes payable to related party:

          Notes payable to related party consisted of various notes payable to the president of the Company, and a corporation under the control of the president. The notes are unsecured, due in 18 months from the date of issuance, and bear interest at 10%. The maturities range from November, 1997 to March, 1998.

          Legal fees:

          Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years. During the years ended September 30, 1996 and 1995, fees and other expenses charged by these firms totaled approximately $31,700 and $4,800, respectively. As of September 30, 1996, amounts due these firms totaled $27,900.

7 .  Extraordinary item:

           In September, 1996, the Company exchanged on terms favorable to the Company a trade accounts payable debt for an agreed upon installment obligation totaling $12,900 over the next 13 months. The installment obligation is unsecured, and bears no interest. A gain of $16,800, net of tax, has been recognized on this debt restructuring transaction. As part of this transaction, the Company issued post-dated checks to a collection agency. These post-dated checks, in the amount of $11,300, are included in the cash balance.

                                SIGNATURES


Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          Global Venture Funding, Inc.


Date:   10/29/96           By: /s/  Robert M. Dolan
                           Robert M. Dolan, President



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Robert M. Dolan     President, CEO and Director               10/29/96
 Robert M. Dolan



 /s/ Roger K. Knight     Chairman of the Board, Director            10/29/96
 Roger K. Knight



 /s/ Silas A. Phillips   Secretary, Vice President and Director     10/29/96
 Silas A. Phillips



 /s/ Robert Brehm         Treasurer                                 10/29/96
 Robert Brehm