Form 10QSB
period 1996-12-31
GLOBAL VENTURE FUNDING INC
filed 1997-02-18
CIK 774454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1996.

[   ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  To

Commission File Number       0-14213

                         GLOBAL VENTURE FUNDING, INC.
                (Name of small business issuer in its charter)

  Colorado                                   84-0990371
(State or other jurisdiction of      (IRS Employer Identification
incorporation or organization)          No)

            628 Las Vegas Blvd., S., Las Vegas, NV  89101
               (Address of principal executive offices)


            Issuer's telephone number   (702) 233-6638

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the issuer was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.Yes x No


State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

 Class                          Outstanding at February 11, 1997
Common Stock $.0001 par value              3,822,513

                           PART I - Item 1

                     GLOBAL VENTURE FUNDING, INC.
                            BALANCE SHEETS

                                     December 31,   September 30,
                                        1996             1996
                                    (Unaudited)       (Audited)
ASSETS

Current assets:
  Cash (Note 7)                        $   43,025       $  49,800
  Prepaid expenses                         31,485          26,600
Total current asset                        74,510          76,400

Investment in and advances to
 unconsolidated subsidiary (Note 3)           --              --
Licensing rights (Note 6)                   2,000           1,000
Leasehold improvements and
 equipment (Note 8)                         6,225             --
Other assets - deposits                       500             --

                                        $   83,235        $77,400

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable (Note 7)                $    8,231        $11,300
  Current portion of long-term
   debt (Note 6)                           160,000            --
  Accounts payable and accrued
   liabilities                              63,924         47,800
                                           232,155         59,100
Long-term debt, related
  parties (Note 6)                         205,418        298,700
                                           437,573        357,800
Contingencies (Note 3)                         --             --

Stockholders' deficit (Note 4):

Convertible preferred stock, $.10
par value; authorized 20,000,000
shares:
  Series II; authorized 500,000
   shares; issued and outstanding
   465,000 and 475,000 shares
   (aggregate liquidation preference
   of $465,000 and $475,000)                46,500        47,500
  Series B; authorized 500,000 shares;
   issued and outstanding 392,800 and
   397,800 shares (aggregate liquidation
   preference of $392,800 and $397,000)     39,280        39,800
  Series C; authorized 50,000 shares;
   issued and outstanding 3,300 and
   1,050 shares (aggregate liquidation
   preference of $330,000 and $105,000)        330           100
  Series D; authorized 50,000 shares;
   issued and outstanding 20,750 and
   10,500 shares (no liquidation preference) 2,075         1,100
                                            87,185        88,500

Common stock $.0001 par value; authorized
  150,000,000 shares; issued and outstanding
  3,707,513 and 3,282,513 shares               370            300
Additional paid-in capital                 631,146        569,400
Stock options                                              30,000
Accumulated deficit                     (1,074,039)     (968,600)
                                         (354,338)      (280,400)
                                       $   83,235     $   77,400
<TABLE/>

                     GLOBAL VENTURE FUNDING, INC.
                       STATEMENTS OF OPERATIONS

                                      Quarters ended December 31,
                                          1996              1995
                                                    (as restated)
Revenues                               $     --       $     --

Cost of revenues                             --             --

Gross profit                                 --             --

Selling, general and administrative
  expenses                                98,273            --

Loss from operations                     (98,273)            0

Other expense:
 Interest expense, related parties        (7,141)           --
 Interest expense                            --             --

                                           (7,141)            0
Net loss from continuing operations
  before taxes                           (105,414)            0

Provision for income taxes (Note 5)           --            --

Net loss from continuing operations      (105,414)            0

Discontinued operations (Note 3)              --            --

Net loss before extraordinary item        (105,414)            0

Extraordinary item (Note 7)                   --             --

Net loss                                $ (105,414)       $    0

Net loss per common share:
  Net loss                              $    (0.04)       $   --

Weighted average common shares
  outstanding                             2,905,430     1,582,513

<TABLE/>
                     GLOBAL VENTURE FUNDING, INC.
                       STATEMENTS OF CASH FLOWS


                                     Quarters ended December 31,
                                      1996             1995
                                                  (as restated)
Cash flows from operating activities:
  Net loss                             $ (105,414)    $   --
  Adjustments to reconcile net income
   to cash provided (used) by operating
   activities:
     Depreciation and amortization             --         --
     Stock option exercised                 30,000        --
     Write-off acquisition costs of
      unconsolidated subsidiary                --         --
     Extraordinary gain                        --         --
     Decrease (increase) in:
      Inventory                                --         --
      Prepaid expenses and deposits         (6,404)       --
     Increase (decrease) in:
      Accounts payable and accrued
       liabilities                           16,125       --

Net cash used by operating activities       (65,693)        0

Cash flows from financing activities:
  Issuance of preferred stock in
   exchange for services                      1,501       --
  Proceeds from issuance of long-term
   debt to related parties                   98,500       --
  Repayments of long - term debt            (31,789)      --
  Repayments of notes payable                (3,069)      --

Net cash provided by financing activities    65,143         0

Cash flows from investing activities:
  Purchase of leasehold improvements and
         equipment (Note 8)              $   (6,225)         0

Cash, beginning of period                    49,800        100

Cash, end of period                      $   43,025     $  100

Supplemental disclosure of cash
  flow information:
  Cash paid for income taxes             $       --     $   --

Schedule of non-cash investing and
  financing activities:
  Preferred stock issued in exchange
   for services                          $    1,500     $   --
<TABLE/>

             GLOBABAL VENTURE FUNDING, INC.
             NOTES TO FINANCIAL STATEMENTS

1. Basis of presentation and accounting policies:

Organization and basis of presentation:

Global Venture Funding, Inc. (the "Company") is a corporation formed under the laws of the State of Colorado on December 7, 1984 under the name "Venture Funding Corporation". The Company has been engaged in a variety of operations since inception, and recently, through its wholly owned subsidiary, AllCell
Communications, Inc. ("AllCell"), a Georgia corporation formed on April 29, 1996, has been engaged in the business of reselling cellular time through a distribution network on a prepaid basis.
The subsidiary ceased operations during September, 1996 with no immediate plans in the future to resume operations.

The Company has experienced losses from discontinued operations of $217,100 for the year ended September 30, 1996, and has experienced losses from continuing operations of $105,414 and $-0- for the quarters ended December 31, 1996 and 1995, respectively, and has a stockholders' deficit of $354,338 as of December 31, 1996. The Company is planning on raising additional capital through the issuance of additional stock in a private placement or public offering. The Company is also currently seeking new business opportunities that may be acquired or developed internally. Based upon the current status of the Company, additional capital will be required in order for the Company to complete any business acquisition or development, or to maintain their ongoing operations.

These matters raise substantial doubt about the Company' s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Unconsolidated subsidiary:

Because AllCell has experienced substantial financial losses and the Company has abandoned any plans to fund the future operating deficits of the subsidiary. Effective as of September 30, 1996, the financial statements do not include the accounts of the subsidiary on a consolidated basis. Rather, the investment in the subsidiary is carried on the books of the Company using the cost method. Prior to abandonment, the consolidated financial statements included the accounts of the Company and AllCell. All material intercompany transactions have been eliminated in consolidation.

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

Net loss per common share:

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company s stock options (calculated using the treasury stock method). During 1996 and 1995, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Reclassifications:

Certain reclassifications have been made to the December 31, 1995 financial statements in order to conform to the current quarter presentation.

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

2. Restatement of prior period financial statements:

Subsequent to the issuance of the September 30, 1995 financial statements, the Company determined that the financial statements contained errors related to the following matters:
                                    Preferred stock   Accumulated
                                    and additional      deficit
                                    paid-in capital

Overstatement of advances from
affiliates and notes payable-
related party due to failure to
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

The previously reported financial results for the quarter ended
December 31, 1995 have been restated to reflect the above and other changes. Net loss and net loss per common share for the year ended September 30, 1995 have been restated as follows:

                                                           1995
Net income, as previously reported                     $100,700
Adjustment for advances and notes
 payable to related parties                             (27,300)
Adjustment for accrued compensation                     (80,800)
Adjustment for trade accounts payable                   (13,000)

Net loss, as restated                                  $(20,400)

Net income per common share, as previously reported       $0.06

Net loss per common share, as restated                   $(0.01)

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

4. Stockholders' deficit:

Preferred stock:

The Company's preferred stock may be divided into such series as may be established by the Board of Directors may fix and determine the relative rights and preferences of the shares of any series established. All convertible preferred shares are noncumulative, nonparticipating and do not carry any voting privileges.

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

In November of 1996, the Company issued 2,250 shares of Series C and 250 shares of Series D preferred stock in exchange for services received.

The Company has reserved 17,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances.

Stock options:

On July 26, 1996, the Company issued options to purchase 300,000 common shares to an individual in exchange for a management consulting agreement scheduled to terminate on May 26, 1997. The option agreement provides for an exercise price of $.10 per share commencing July 26, 1996 until July 26, 1998 or 24 months after the filing and acceptance of this issuance with the Securities and Exchange Commission, whichever date is later. The number of shares issuable under the agreement are subject to adjustment to take into account reorganizations, recapitalization, mergers or other similar corporate events. In addition, the Company has agreed to reserve 300,000 shares of its $.0001 par value common stock for the exercise of this option. This agreement was valued at $30,000 and is being amortized over the life of the consulting agreement. This option was exercised on December 16, 1996.

5. Income taxes:

The benefit for income taxes from continuing operations is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of income tax benefit follows:

                                    Year ended September 30,
                                     1996             1995

Computed tax benefit at federal
statutory rate                      $ 40,500        $ 6,900
Change in valuation allowance        (40,500)        (6,900)
                                    $    --         $   --

The provision for federal and state income taxes consisted of the following:

Current                              $    --         $   --
Deferred                                  --             --
                                     $    --         $   --

The deferred tax asset consisted of the following:

Net operating loss carryforwards     $ 613,600       $489,000
Valuation allowance                   (613,600)      (489,000)

Net deferred tax asset                $    --        $   --

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

6. Related party transactions:

Licensing agreements:

During the quarter ended June 30, 1996, the Company entered into an agreement with Cellular 99, a Nevada corporation under the control of the president of the Company, whereby it obtained an exclusive license to rent cellular phones in the State of Illinois, using the proprietary marketing technology of Cellular
99.  The Company exchanged 10,000 shares of Series D Convertible
Preferred Stock for these licensing rights. These rights were valued at $1,000 or $.10 per share. In November of 1996, the Company entered into a similar agreement with Cellular 99 for an exclusive license to rent cellular phones in the State of Texas.
The Company exchanged 10,000 shares of Series D Convertible
Preferred Stock for these licensing rights. These rights were valued a $1,000 or $.10 per share.

Office space and administrative support:

The Company is provided office space and other administrative support services at no cost to the Company by various corporations under the control of the president of the Company, a principal stockholder. The value of these services totals $7,900 and has been recorded as capital contribution by the principal stockholder.

Notes payable to related party:

Notes payable to related party consisted of various notes payable to the Chairmen of the Board of the Company, and a corporation under the control of the Chairman of the Board. The notes are unsecured, due in 18 months from the date of issuance, and bear interest at 10%. The maturities range from November, 1997 to March, 1998.

Legal fees:

Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years. During the years ended September 30, 1996 and 1995, fees and other expenses charged by these firms totaled approximately $31,700 and $4,800, respectively. As of December
31, 1996, amounts due these firms totaled $43,150.

7. Extraordinary item:

In September, 1996, the Company exchanged on terms favorable to the Company a trade accounts payable debt for an agreed upon installment obligation totaling $12,900 over the next 13 months.
The installment obligation is unsecured, and bears no interest.
A gain of $16,800, net of tax, has been recognized on this debt restructuring transaction. As part of this transaction, the Company issued post-dated checks to a collection agency. These post-dated checks, are included in the cash balance.

8. Leasehold Improvements and equipment

During the quarter ended December 31, 1996, leasehold improvements and equipment were purchased in preparation for the opening of the Houston retail store in March. No depreciation has been provided for these assets as they have not been put into operation as of December 31, 1996.

                           PART I - Item 2
Management's Discussion and Analysis of Financial Condition and
Results of Operations

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

The Company has continued in its efforts to identify a company in the telecommunications industry and/or to establish its own activity in the telecommunications industry. Toward this end, on May 29, 1996, the Company entered into a License Agreement with
Cellular 99, Inc. whereby Cellular 99, Inc. granted a ten year license for the exclusive right to engage in the merchandising, marketing, distribution, promotion and renting of cellular telephones in the State of Illinois and the right to use the trade name Cell Phone 99. In November 1996, the Company entered into a similar agreement with Cellular 99, Inc. to obtain the exclusive licensing rights to the State of Texas. The stock was valued at $.10 per share with a total value of $1,000. The company expects to secure additional licenses for other states.
The cellular phone services would be sold through retail outlets and it is estimated that they would rent for 99 cents per day.

On May 8, 1996, GVFI acquired 100% of the common stock of AllCell
Communications, Inc., (AllCell) a Georgia corporation, in exchange for 5,500 shares of the Company's Series C Preferred
Stock, of which 5,000 shares were placed in escrow pending achievement by AllCell of certain earnings levels as specified in the purchase agreement. AllCell was acquired to test market the Company's prepaid cellular products prior to a regional and national roll out of retail stores offering cellular and related products. The Company canceled the shares and the losses have been accounted for as discontinued operations.

Results of Operations

Quarter Ended December 31, 1996 Compared to the Quarter Ended
December 31, 1995

During the quarter ended December 31, 1995, the Company was inactive and had no activity.

During the quarter ended December 31, 1996, the Company had no sales because it was in the start-up stage of organizing the National Support Center in Las Vegas and laying the ground work for the opening of its first retail store in Houston, Texas.

Selling, general and administrative expenses for the first quarter were $98,273. The National Support Center began operations on October 1, 1996 Selling, general and administrative expenses for the National Support Center were $80,462 and are comprised mainly of legal and accounting expenses arising from the preparation of SEC reporting forms for public disclosure, consulting fees, filing fees and general office expenses incurred in starting up an on-going operation which has been dormant for several years. An additional $17,811 of expenses were incurred in preparation for the opening of the first retail store in Houston Texas. These expenses were comprised mostly of rent and professional services.

Interest expense for related parties was $7,141 during the first quarter of fiscal 1997. The interest is related to notes payable to related parties. These notes, due in 18 months from the date of issuance, bear interest at the rate of 10% per annum.

Primarily, as a result of the above mentioned expenses, Net
Losses from Operations increased $105,414 in the quarter ended
December 31, 1996. This compares to a net loss of $235 for the quarter ended December 31, 1996.

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

In September 1996, the Company exchanged, on terms favorable to the Company, a trade accounts payable debt for an agreed upon installment obligation totaling $12,900 over the next 13 months.
The installment obligation is unsecured and bears no interest. A gain of $16,800, net of tax, has been recognized on this debt restructuring transaction. As part of this transaction, the Company issued post-dated checks to a collection agency. These post-dated checks are included in the cash balance on the Balance
Sheet for December 31, 1996.

The Company has experienced losses from discontinued operations of $217,100 for the year ended September 30, 1996, and has experienced losses from continuing operations of $119,200 and $20,400 for the quarters ended December 31, 1996 and 1995 respectively, and has a stockholder's deficit of $354,338 as of December 31, 1996. The Company is planning on raising additional capital through the issuance of additional stock in a private placement or public offering. The Company is also seeking new business opportunities that may be acquired or developed internally. Based on the current status of the Company, additional capital will be required in order for the Company to complete any business acquisitions or development, or to maintain their ongoing operations.

Liquidity and Capital Resources

Cash and equivalents totaled $43,025 and $100 at December 31, 1996 and 1995 respectively. During the quarter ending December
31, 1996, net cash used by operating activities totaled $65,693, which includes payments for accounting, legal fees and professional services.

Net Working Capital (Current Assets less Current Liabilities) was
($157,645) as of December 31, 1996.

As of December 31, 1995,  net working capital was ($32,104).

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

In May 1996, 5,500 of Series C Preferred stock was issued in exchange for the acquisition of AllCell for a total value of $28,300. An additional 550 shares was paid to a related party stockholder as a finder's fee. In September 1996, the Company canceled 5,000 shares of Series C Preferred stock due to the discontinuation of AllCell's operations.

During the quarter ended June 30, 1996, the Company entered into an agreement with Cellular 99, a Nevada corporation under the control of the president of the Company, whereby it obtained an exclusive license to rent cellular phones in the State of Illinois, using the proprietary marketing technology of Cellular
99.  The Company exchanged 10,000 shares of Series D Convertible
Preferred stock for these licensing rights. These rights were valued at $1,000 or $.10 per share. In November of 1996, the Company entered into a similar agreement with Cellular 99, Inc.
for the State of Texas. The Company issued 10,000 shares of Series D Preferred Stock to Cellular 99, Inc. to obtain the exclusive licensing rights to the State of Texas. The stock was valued at $.10 per share with a total value of $1,000.00.

On July 26, 1996, the Company issued options to purchase 300,000 common shares to Robert Brehm Consulting, in exchange for a management consulting agreement scheduled to terminate May 26, 1997. The option agreement provides for an exercise price of $.10 per share commencing July 26, 1996 until July 26, 1998 or 24 months after the filing and acceptance of the issuance with the Securities and Exchange Commission, whichever date is later. The number of shares issuable under the agreement are subject to adjustment to take into account reorganization, recapitalization, mergers or other corporate events. In addition, the Company has agreed to reserve 300,000 shares of its $.0001 par value common stock for the exercise of this option. This agreement was valued at $30,000 and is being amortized over the life of the consulting agreement. These options were exercised in full in December of 1996.

In November of 1996 the Company issued 10,000 shares of Series D
Preferred stock to Cellular-99 to obtain the exclusive licensing rights to the State of Texas. The stock was valued a $.10 per share with a total value of $1,000.00

Also in November if 1996 the Company issued stock in exchange for services to the following officers and consultants:

Robert M. Dolan - 1,000 shares of Series C Preferred stock valued at $.20 per share

Roger K. Knight - 1,000 shares of Series C Preferred stock valued at $.20 per share

Silas A. Phillips - 250 shares of Series C preferred stock valued at $.20 per share

Patrick Stephenson - 250 shares of Series D preferred stock valued at $.20 per share

To date the Company has financed its operations principally through borrowings and private placements of equity securities and debt. The Company will need additional capital to continue its existence and will endeavor to raise sufficient funds through the sale of shares, or other means.

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

The Company's failure either to ramp up sales sufficiently in Illinois and Texas or elsewhere and receive additional funds from its Private Placement Offering, could adversely affect the Company's cash flows. In addition, the Company's business plans may change or unforeseen events may occur which require the Company to raise additional funds. There can be no guarantees that the Company can raise the required capital necessary to continue with its plans for growth and expansion.

In order for the Company to be successful, additional funding will be required. The Company had no significant revenues and has borrowed over $350,000 during the year. The failure of the company to successfully obtain additional funds may jeopardize its existence. The company intends to raise additional working capital by the sale of common stock, borrowings and/or possible licensing of its developed business arrangements (See further discussion under "Management Discussion and Analysis Of Financial
Condition And Results Of Operations" section).

Employees

As of December 31, 1996, the Company had 4 full-time employees.
By March 31, 1997, the Company expects to significantly increase the number of employees, principally in retail operations, sales and marketing. The planned increase in personnel is based primarily on expected increases in sales of prepaid cellular services and the rental of cellular phones. The Company's employees are not represented by a labor union and the Company believes its employee relations are good.

Two new officers were appointed as of October 1, 1996. They are Robert M. Dolan, President and CEO and Robert C. Brehm,
Treasurer. Each brings significant experience in the franchise and financial areas respectively. Their addition to the company could significantly enhance operating results in fiscal 1997.

Factors Affecting Future Performance

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance.
Such forward looking statements are subject to risks and uncertainties, including but not limited to, the impact of competitive products and services, technological changes in the Company's industry, the ability of the Company to develop and successfully deploy it's Dealer Network, the Company's ability to attract and retain customers, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products and services and other risks detailed from time to time in GVFI's filing with the Securities and Exchange Commission. These risks could cause the company'sactual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, GVFI.

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

Restatement of prior period financial statements

Subsequent to the issuance of the September 30, 1995 financial statements, the Company determined that the financial statements contained errors relating to the following matters:
                            Preferred Stock
                             and additional    Accumulated
                            Paid in Capital      Deficit
Overstatement of advances
from affiliates and notes
payable-related party due
to failure to relieve
liabilities assumed as a
result of the sale of a
wholly owned subsidiary,
American West Foods, Inc.
in June 1994.                  $     --           $ 27,300

Overstatement of compensation
payable due to failure to
reduce salary accruals
payable to former officer to
contractual amount.            $     --           $ 80,800

Understatement of preferred
stock and additional paid-in-
capital due to omission of
stock issued for in-kind
services and cash.              $ 113,800         $(63,700)

Net Change as of September
30, 1994                        $ 113,800         $ 44,400

The previously reported financial results for the year ended
September 30, 1995 have been restated to reflect the above and other changes, net loss and net loss per common share for the year ended September 30, 1995 has been restated as follows:
                                                       1995

Net Income (loss) as previously reported             $100,700
Adjustments for advances and notes payable
 to related parties                                   (27,300)
Adjustments for accrued compensation                  (80,800)
Adjustments for trade accounts payable                (13,000)
Net Loss, as restated                                $(20,400)

Net income (loss) per common share,
as previously reported                               $    0.06

Net loss per common share, as restated               $   (0.01)

                               PART II

Item 1 - Legal Proceedings

There are no known legal proceedings to which the Company is a party as of December 31, 1996.

Item 2 - Changes In Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters To A Vote Of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits And Reports On Form 8-K

(a)  None

(b)  Reports on Form 8-K
On October 17, 1996, the Company filed a Form 8-K/A for the purpose of filing the Gilbert & Company accountant's letters.

On October 21, 1996, the Company filed a Form 8-K Item 5 disclosing that Roger K. Knight has resigned as President of the Company and that Robert M. Dolan was elected as President effective October 1, 1996.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                Global Venture Funding, Inc.

Date:   02/18/97               By:   /s/  Robert M. Dolan
                               Robert M. Dolan, President




