Form 10QSB
period 1997-03-31
GLOBAL VENTURE FUNDING INC
filed 1997-05-15
CIK 774454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 1997.

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transaction period from                  To
                                 --------------     -------------

Commission File Number       0-14213
                            ---------


                          GLOBAL VENTURE FUNDING, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


         Colorado                                       84-0990371
 --------------------------------                    ------------------
   (State or other jurisdiction                        (IRS Employer
of  incorporation or organization)                   Identificaion No.)


                  628 Las Vegas Blvd., S., Las Vegas, NV 89101
                  --------------------------------------------
                    (Address of principal executive offices)


                    Issuer's telephone number (702) 233-6638
                                              --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such report), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  x     No
                                                                ---       ---


State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.



          Class                                   Outstanding at May 7, 1997
----------------------------                      --------------------------
Common Stock $.0001 par value                           4,182,273



GLOBAL VENTURE FUNDING, INC.
BALANCE SHEETS

                                                                               March 31,   September 30,
                                                                                 1997         1996
     ASSETS                                                                   (Unaudited)   (Audited)
     ------                                                                   -----------   ---------
Current assets:
  Cash                                                                         $   9,366    $  49,800
  Prepaid expenses                                                                21,911       26,600
                                                                               ---------    ---------
     Total current assets                                                         31,277       76,400

Investment in and advances to unconsolidated subsidiary                             --           --
Licensing rights                                                                                1,000
Leasehold improvements and equipment                                              16,620         --
Other assets - deposits                                                              500         --
                                                                               ---------    ---------

     Total assets                                                              $  48,397    $  77,400
                                                                               =========    =========


  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                $   5,144    $  11,300
  Current portion of long-term debt - related parties                            286,376         --
  Accounts payable and accrued liabilities                                        75,282       47,800
  Stock subscriptions payable                                                     81,000         --
                                                                               ---------    ---------
     Total current liabilities                                                   447,802       59,100

Long-term debt, related parties                                                     --        298,700

Contingencies

Stockholders' deficit (Note ):
  Convertible preferred stock, $.10 par value; authorized 20,000,000 shares:
     Series II; authorized 500,000 shares; issued and outstanding
       457,450 and 475,000 shares (aggregate liquidation preference
       of $457,450 and $ 475,000)                                                 45,745       47,500
     Series B; authorized 500,000 shares; issued and outstanding
       389,300 and 397,000 (aggregate liquidation preference
       of $389,300 and $397,000)                                                  38,930       39,800
     Series C; authorized 50,000 shares; issued and outstanding
       6,300 and 1,050 shares (aggregate liquidation preference
       of $630,000 and $105,000)                                                     630          100
     Series D; authorized 50,000 shares; issued and outstanding
       20,750 and 10,500 shares (no liquidation preference)                        2,075        1,100

  Common stock $0001 par value; authorized 150,000,000 shares;
     issued and outstanding                                                          397          300

  Additional paid-in capital                                                     737,234      569,400
  Stock options                                                                     --         30,000
  Accumulated deficit                                                         (1,224,416)     (968,600)
                                                                               ---------    ---------

                    Total stockholders' deficit                                 (399,405)    (280,400)
                                                                               ---------    ---------

            Total liabilities and stockholders' deficit                        $  48,397    $  77,400
                                                                               =========    =========


                                                    2



GLOBAL VENTURE FUNDING, INC.
STATEMENTS OF OPERATIONS

                                               For the Six                 For the Three
                                          Months Ended March 31,       Months Ended March 31,
                                          ----------------------       ----------------------
                                           1997           1996           1997          1996
                                           ----           ----           ----          ----

Revenues                                $      --      $      --      $      --      $      --

Cost of revenues                               --             --             --             --
                                        -----------    -----------    -----------    ----------
Gross profit                                   --             --             --             --
                                        -----------    -----------    -----------    -----------

Selling, general,
  and administrative expenses               239,214            404        140,940            169
                                        -----------    -----------    -----------    -----------

Loss from operations                       (239,214)          (404)      (140,940)          (169)

Other expenses:
  Interest expense, related parties          16,577           --            9,436           --
  Interest expense
                                        -----------    -----------    -----------    -----------

Net loss from continuing operations
  before taxes                             (255,791)          (404)      (150,376)          (169)

Provision for income taxes                     --             --             --             --

Net loss from continuing operations        (255,791)          (404)      (150,376)          (169)

Discontinued operations                        --             --             --             --
                                        -----------    -----------    -----------    -----------

Net loss before extraordinary item         (255,791)          (404)      (150,376)          (169)

Extraordinary item                             --             --             --             --
                                        -----------    -----------    -----------    -----------
Net loss                                $  (255,791)   $      (404)    $  (150,376)   $      (169)
                                        ===========    ===========    ===========    ===========

Net loss per common share
  Net loss                              $     (0.07)      Nil               (0.05)        Nil

Weighted average common shares
  outstanding                             3,853,932     1,581,263       2,905,430     1,581,263


GLOBAL VENTURE FUNDING, INC.
STATEMENTS OF CASH FLOWS

                                                               For the Six          For the Three
                                                          Months Ended March 31,    Months Ended March 31,
                                                          ----------------------    ----------------------
                                                             1997        1996        1997         1996
                                                             ----        ----        ----         ----
CASH FLOWS FROM
OPERATING ACTIVITIES
   Net loss                                               $(255,791)   $    (404)   $(150,376)   $    (169)
   Depreciation                                                              116         --             58
   Adjustments to reconcile net (loss) to
     net cash (used) by operating activities:
     (Increase) decrease in:
       Stock options exercised                               30,000
       Accounts receivable & notes receivable
       Prepaids, deposits, other assets                       5,169                    11,573
       Intangible assets
     Increase (decrease) in:
       Accounts payable                                      27,482                    11,357
       Accrued expenses                                       8,024                     8,059
       Common stock subscriptions payable                    81,000                    81,000
                                                          ---------    ---------    ---------    ---------
   Net cash (used) by opereating activities                (104,116)        (288)     (38,387)        (111)

Cash flows from financing activities:
   Issuance of common stock in exchange for services         25,390                    25,390
   Issuance of preferred stock in exchange for services       1,801                       300
   Proceeds from issuance of common stock net of
     placement fees                                          79,620                    79,620
   Proceeds from issuance of long-term debt to related
     parties                                                 98,500
   Repayments of long-term debt                            (118,889)                  (87,100)
   Repayments of notes payable                               (6,156)                   (3,087)
                                                          ---------    ---------    ---------    ---------
   Net cash provided by financing activities                 80,266         --         15,123         --

Cash flows from investing activities
   Purchase of leasehold improvements and equipment         (16,620)                  (10,395)


INCREASE (DECREASE) IN CASH                                 (40,470)        (288)     (33,659)        (111)
CASH AT BEGINNING OF PERIOD                                  49,836          367       43,025          190
                                                          ---------    ---------    ---------    ---------
CASH AT END OF PERIOD                                     $   9,366    $      79    $   9,366    $      79
                                                          =========    =========    =========    =========


Supplemental disclosure of cash flow information
   Cash paid for income taxes

Schedule of non-cash investing and financing activities
   Preferred stock issued in exchange for services        $   1,801         --      $     300         --
   Common stock issued for placement fees                 $    --           --      $  25,380         --

                                                    4

                          GLOBAL VENTURE FUNDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED DECEMBER 31, 1996 AND 1995






1. Basis of presentation and accounting policies:

     Organization and basis of presentation:

     Global Venture Funding, Inc. (the "Company") is a corporation formed under the laws of the State of Colorado on December 7, 1984 under the name "Venture Funding Corporation". The Company has been engaged in a variety of operations since inception, and recently, through its wholly owned subsidiary, AllCell Communications, Inc. ("AllCell"), a Georgia corporation formed on April 29, 1996, has been engaged in the business of reselling cellular time through a distribution network on a prepaid basis. The subsidiary ceased operations during September, 1996 with no immediate plans in the future to resume operations. To further the Company's ability to Capture market share and establish a retail presence, the Company has located, signed a lease and is in the process of opening a 4,600 sq. ft. retail location in Houston, TX. This center will operate as the Hub for this market, providing support to a Dealer Network as well a Company owned Satellite centers.

     The Company has experienced losses from discontinued operations of $217,100 for the year ended September 30, 1996, and has experienced losses from continuing operations of $ 150,376 and $ 169 for the quarters ended March 31, 1997 and 1996, respectively, and has a stockholders' deficit of $ 399,405 as of March 31, 1997. The Company received proceeds of $216,00 from a private placement during the quarter ended March 31, 1997, and is planning on raising additional capital through the issuance of additional stock in a private placement or public offering. The Company is also currently seeking new business opportunities that may be acquired or developed internally. Based upon the current status of the Company, additional capital will be required in order for the Company to complete any business acquisition or development, or to maintain their ongoing operations.

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

                          GLOBAL VENTURE FUNDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED DECEMBER 31, 1996 AND 1995





1. Basis of presentation and accounting policies (continued):

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

     Net loss per common share:

     Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method). During 1997 and 1996, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

                          GLOBAL VENTURE FUNDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED DECEMBER 31, 1996 AND 1995





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

     Overstatement of compensation  payable due to
     failure to reduce salary accruals  payable to
     former  officer  to  contractual   amount               --         80,800

     Understatement   of   preferred   stock   and
     additional paid-in capital due to omission of
     stock  issued for in-kind  services  and cash       113,800       (63,700)
                                                       ---------     ---------

     Net change as of September 30, 1994               $ 113,800     $  44,400
                                                       =========     =========

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

                          GLOBAL VENTURE FUNDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED DECEMBER 31, 1996 AND 1995





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

                          GLOBAL VENTURE FUNDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED DECEMBER 31, 1996 AND 1995





4. Stockholders' deficit (continued):

     Preferred stock (continued):

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

     In April of 1997, the Company issued 2,500 shares of Series C preferred stock to Roger K. Knight President (2000 shares) and Silas Phillips Vice President/Secretary (500 shares) in exchange for services to the Company.

     The Company has reserved 17,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuance's.

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

                          GLOBAL VENTURE FUNDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED DECEMBER 31, 1996 AND 1995





5. Income taxes:

     The benefit for income taxes from continuing operations is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of income tax benefit follows:

                                                     Year ended   Year ended
                                                    September 30, September 30,
                                                        1996         1995

Computed tax benefit at federal statutory rate       $  40,500    $   6,900
Change in valuation allowance                          (40,500)      (6,900)

                                                     $    --      $    --

The provision for federal and state income taxes consisted of the following:

Current                                              $    --      $    --
Deferred                                                  --           --

                                                     $    --           --

The deferred tax asset consisted of the following:   $ 613,600    $ 489,000

Net operating loss carryforwards
Valuation allowance                                   (613,600)    (489,000)

Net deferred tax asset                               $    --      $    --


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

6. Related party transactions:

     Licensing agreements:

     During the quarter ended June 30, 1996, the Company entered into an agreement with Cellular 99, a Nevada corporation under the control of the president of the Company, whereby it obtained an exclusive license to rent cellular phones in the State of Illinois, using the proprietary marketing technology of Cellular 99. The Company exchanged 10,000 shares of Series D Convertible Preferred Stock for these licensing rights. These rights were valued at $1,000 or $.10 per share. In November of 1996, the Company entered into a similar agreement with Cellular-99 for an exclusive license to rent cellular phones in the State of Texas. The Company exchanged 10,000 shares of Series D Convertible Preferred Stock for these licensing rights. These rights were valued a $1,000 or $.10 per share.

                          GLOBAL VENTURE FUNDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED DECEMBER 31, 1996 AND 1995





6. Related party transactions (continued):

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

     Legal fees:

     Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years. During the years ended September 30, 1996 and 1995, fees and other expenses charged by these firms totaled approximately $31,700 and $4,800, respectively.  As of March  31,  1997,  amounts  due  these  firms  totaled
     $28,353.

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

8. Leasehold Improvements and equipment

     During the quarter ended March 31, 1997 leasehold improvements and equipment were purchased in preparation for the opening of the Houston retail store in April. No depreciation has been provided for these assets as they have not been put into operation as of March 31, 1997.

                                 PART I - Item 2


Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Overview
--------

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

On May 8, 1996, GVF acquired 100% of the common stock of AllCell Communications, Inc., (AllCell) a Georgia corporation, in exchange for 5,500 shares of the Company's Series C Preferred Stock, of which 5,000 shares were placed in escrow pending achievement by AllCell of certain earnings levels as specified in the purchase agreement. AllCell was acquired to test market the Company's prepaid cellular products prior to a regional and national roll out of retail stores offering cellular and related products. The Company canceled the shares and the losses have been accounted for as discontinued operations.

Results of Operations
---------------------

Quarter Ended March 31, 1997 compared to the Quarter Ended March 31, 1996.

During the quarter ended March 31, 1996 the Company was inactive and had an operating loss of $169.

During the quarter ended March 31, 1997, the Company had no sales because it continued in the start-up stage of organizing the National Support Center in Las Vegas and laying the ground work for the opening of its first retail store in Houston, Texas.

Selling, general and administrative expenses for the second quarter were $140,940. The National Support Center began operations on October 1, 1996. Selling, general and administrative expenses for the National Support Center were $89,034.25 and are comprised mainly of legal and accounting expenses arising from the preparation of SEC reporting forms for public disclosure, consulting fees, filing fees and general office expenses incurred in starting up an on-going operation which has been dormant for several years. An additional $60,997 of expenses were incurred in preparation for the opening of the first retail store in Houston Texas. These expenses were comprised mostly of rent, office expenses and professional services.

Interest expense for related parties was $9,436 during the second quarter of fiscal 1997. The interest is related to notes payable to related parties. These notes, due in 18 months from the date of issuance, bear interest at the rate of 10% per annum. Furthermore, all portions of the aforementioned notes are now classified as current debt, and mature by March of 1998.

Primarily, as a result of the above mentioned expenses, Net Losses from Operations increased $150,376 in the quarter ended March 31, 1997. This compares to a net loss of $169 for the quarter ended March 31, 1996.

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

In September 1996, the Company exchanged, on terms favorable to the Company, a trade accounts payable debt for an agreed upon installment obligation totaling $12,900 over the next 13 months. The installment obligation is unsecured and bears no interest. A gain of $16,800, net of tax, has been recognized on this debt restructuring transaction. As part of this transaction, the Company issued post-dated checks to a collection agency. These post-dated checks are included in the cash balance on the Balance Sheet for March 31, 1997.

The Company has experienced losses from discontinued operations of $217,100 for the year ended September 30, 1996, and has experienced losses from continuing operations of $150,376 and $169 for the quarters ended March 31, 1997 and 1996 respectively, and has a stockholder's deficit of $399,405 as of March 31, 1997. The Company is planning on raising additional capital through the issuance of additional stock in a private placement or public offering. The Company is also seeking new business opportunities that may be acquired or developed internally. Based on the current status of the Company, additional capital will be required in order for the Company to complete any business acquisitions or development, or to maintain their ongoing operations.

Liquidity and Capital Resources
-------------------------------

Cash and equivalents totaled $9,366 and $79 at March 31, 1997 and 1996 respectively. During the quarter ending March 31, 1997, net cash used by operating activities totaled $38,387, which includes payments for accounting, legal fees and professional services.

Net Working Capital (Current Assets less Current Liabilities) was ($416,525) as of March 31, 1997. As of March 31, 1996, net working capital was ($32,215).


Non-cash investing and financing activities
-------------------------------------------

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

In May 1996, 5,500 shares of Series C Preferred stock was issued in exchange for the acquisition of AllCell for a total value of $28,300. An additional 550 shares was paid to a related party stockholder as a finder's fee. In September 1996, the Company canceled 5,000 shares of Series C Preferred stock due to the discontinuation of AllCell's operations.

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

In November of 1996 the Company issued 10,000 shares of Series D Preferred stock to Cellular-99 to obtain the exclusive licensing rights to the State of Texas. The stock was valued a $.10 per share with a total value of $1,000.00

During the quarter ended March 31, 1997, 7,550 shares of Series II preferred stock and 3,500 shares of Series B preferred stock were converted into 93,000 shares of common stock. The Company issued 3,000 shares of Series C preferred stock and 100,000 shares of common stock for future consulting services. The contract negotiations were not completed and the stock is in the possession of the Company. These shares will be cancelled. Also the Company issued 27,000 shares of common stock for placement fees in consideration of funds received by the Company from sale of shares under the private placement memorandum.

To date the Company has financed its operations principally through borrowings and private placements of equity securities and debt. During the second quarter of 1997, the Company raised $216,000 in a private placement for which stock was issued for 135,000 shares prior to March 31, and the remaining 81,000 shares were issued in April of 1997. The stock was sold at $1.00 per share. Net proceeds to the company after placement fee's was $160,260. The Company will need additional capital to continue its existence and will endeavor to raise sufficient funds through the sale of shares, or other means.

Future Funding Requirements
---------------------------

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

Continuation Of Business
------------------------

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

Employees
---------

As of March 31, 1997, the Company had 4 full-time employees. By June 30, 1997, the Company expects to significantly increase the number of employees, principally in retail operations, sales and marketing. The planned increase in personnel is based primarily on expected increases in sales of prepaid cellular services and the rental of cellular phones. The Company's employees are not represented by a labor union and the Company believes its employee relations are good.

On February 28, 1997. Robert C. Brehm resigned as Treasurer of the Company. On March 18, 1997, Robert M. Dolan resigned as President and CEO. The Board of Directors of the Company named Roger K. Knight as President and CEO. Mr. Knight has previously served in this capacity for the Company. On April 23, 1997, the Company appointed Conrad B. Nagel to assume the position of Chief Financial Officer and Treasurer. He is a CPA and has substantial experience in the financial and accounting areas.

Factors Affecting Future Performance
------------------------------------

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the impact of competitive products and services, technological changes in the Company's industry, the ability of the Company to develop and successfully deploy it's Dealer Network, the Company's ability to attract and retain customers, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products and services and other risks detailed from time to time in GVF's filing with the Securities and Exchange Commission. These risks could cause the company's actual results for 1997 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, GVF.

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

Restatement of prior period financial statements
------------------------------------------------

Subsequent to the issuance of the September 30, 1995 financial statements, the Company determined that the financial statements contained errors relating to the following matters :
                                                Preferred Stock
                                                and additional      Accumulated
                                                Paid in Capital       Deficit
                                                ---------------       -------

     Overstatement     of    advances    from
     affiliates  and  notes   payable-related
     party   due  to   failure   to   relieve
     liabilities  assumed  as a result of the
     sale  of  a  wholly  owned   subsidiary,
     American West Foods,  Inc. in June 1994.      $    --          $27,300

     Overstatement  of  compensation  payable
     due to failure to reduce salary accruals
     payable to former officer to contractual
     amount.                                       $    --          $80,800

     Understatement  of  preferred  stock and
     additional   paid-in-   capital  due  to
     omission  of stock  issued  for  in-kind
     services and cash.                             $ 113,800      $(63,700)
                                                    ---------      --------

     Net Change as of  September  30,  1994         $ 113,800      $ 44,400
                                                    ---------      ---------



     The previously reported financial results for the year ended September 30, 1995 have been restated to reflect the above and other changes, net loss and net loss per common share for the year ended September 30, 1995 has been restated as follows :
                                                                         1995
                                                                         ----

Net Income (loss) as previously reported                               $100,700
Adjustments for advances and notes payable to related parties           (27,300)
Adjustments for accrued compensation                                    (80,800)
Adjustments for trade accounts payable                                  (13,000)
                                                                      ---------
Net Loss, as restated                                                  $(20,400)

Net income (loss) per common share, as previously reported             $   0.06
                                                                       --------

Net loss per common share, as restated                                 $  (0.01)
                                                                       --------

                                     PART II

Item 1 - Legal Proceedings
--------------------------

There are no known legal proceedings to which the Company is a party as of March 31, 1997

Item 2 - Changes In Securities
------------------------------

None

Item 3 - Defaults Upon Senior Securities
----------------------------------------

None

Item 4 - Submission of Matters To A Vote Of Security Holders
------------------------------------------------------------

None

Item 5 - Other Information - subsequent events
----------------------------------------------

On April 24, 1997 the Company issued preferred stock to certain officers in exchange for compensation.

         Roger K. Knight                     1,000 shares of Series C stock
         Silas A. Phillips                     500 shares of Series C stock

Item 6 - Exhibits And Reports On Form 8-K
-----------------------------------------

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

                    On April 25, 1997, the Company filed a Form 8-K disclosing that Robert M. Dolan resigned as President of the Company and that Roger K. Knight was elected as President effective March 18, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Global Venture Funding, Inc.


Date:   03/14/97                        By:   /s/  Roger K. Knight
                                            ------------------------------------
                                             Roger K. Knight, President