Form 10QSB
period 1997-06-30
GLOBAL VENTURE FUNDING INC
filed 1997-08-18
CIK 774454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  To
                                 --------------     -------------

Commission File Number       0-14213
                            ---------


                          GLOBAL VENTURE FUNDING, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                            84-0990371
        ----------------------------    -----------------------
   (State or other jurisdiction              (IRS Employer
  of incorporation or organization)          Identificaion No.)

                6965 El Camino Real, #105-279, Carlsbad, CA 92009
                  --------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number (760) 436-5485
                                  --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such report), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  x     No
                                                 ---       ---

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

          Class                  Outstanding at August 14, 1997
-----------------------------      --------------------------
Common Stock $.0001 par value              11,182,273
=================================================================
                          PART I - Item 1

                       GLOBAL VENTURE FUNDING, INC.
                               BALANCE SHEETS

                                    June 30,       September 30,
                                      1997             1996
     ASSETS                       (Unaudited)       (Audited)
Current assets:
  Cash                              $   1,373      $  49,800
  Prepaid expenses                     22,041         26,600
                                    ---------       ---------
     Total current assets              23,414         76,400

Investment in and advances to
 unconsolidated subsidiary                --             --
Licensing rights                                       1,000
Leasehold improvements and equipment   18,107            --
Other assets - deposits                  (302)           --
                                    ---------       ---------
     Total assets                   $  44,719       $  77,400
                                    =========        =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                     $  62,508       $  11,300
  Current portion of long-term
   debt - related parties                 --              --
  Accounts payable and accrued
   liabilities                        107,994          47,800
  Stock subscriptions payable             --              --
                                    ---------        ---------
     Total current liabilities        170,052          59,100

Long-term debt, related parties       263,360          298,700

Contingencies

Stockholders' deficit (Note ):
  Convertible preferred stock,
  $.10 par value; authorized
  20,000,000 shares:
  Series II; authorized 500,000
  shares; issued and outstanding
  453,574 and 475,000 shares
  (aggregate liquidation preference
  of $453,574 and $ 475,000)            45,357          47,500
  Series B; authorized 500,000
  shares; issued and outstanding
  384,475 and 397,000 (aggregate
  liquidation preference of
  $384,475 and $397,000)                38,448          39,800
  Series C; authorized 50,000
  shares; issued and outstanding
  5,300 and 1,050 shares (aggregate
  liquidation preference of $530,000
  and $105,000)                            530             100
  Series D; authorized 50,000 shares;
  issued and outstanding 20,250 and
  10,500 shares (no liquidation
  preference)                            2,025           1,100
  Common stock $0001 par value;
  authorized 150,000,000 shares;
  issued and outstanding 4,173,898
  and 3,282,513                            417             300
  Additional paid-in capital           858,834         569,400
  Stock options                            --           30,000
  Accumulated deficit               (1,334,304)       (968,600)
                                     ---------       ---------

Total stockholders' deficit           (388,693)       (280,400)
                                     ---------       ---------

Total liabilities and
stockholders' deficit                $  44,719       $  77,400
                                     =========       =========
                                                    2


<TABLE/>



                             GLOBAL VENTURE FUNDING, INC.
                              STATEMENTS OF OPERATIONS

                           For the Six        For the Three
                      Months Ended June 30  Months Ended June 30
                      --------------------  ---------------------
                      1997         1996     1997          1996
                      ----         ----     ----          ----
Revenues              $  1,385   $ 142,643  $  1,385    $   --
Cost of revenues      $  3,000   $  36,315  $   3,000   $   --
                      ---------  ---------  ---------   ---------
Gross profit          $ (1,615)  $ 106,328  $ (1,615)   $   --
                      --------   ---------  --------    ---------
Selling, general,
and administrative
expenses                337,857    147,414     107,016       404
                       --------   --------   ---------  --------
Loss from operations   (339,472)   (41,086)   (108,631)     (404)
Other expenses:
 Interest expense,
related parties          25,906        818         818        --
 Interest expense
  Depreciation              302        440         440        --
                        -------    -------    --------   -------
Net loss from continuing
operations before
 taxes                 (365,680)   (42,344)   (109,889)    (404)
Provision for income
 taxes                      --         --          --        --
Net loss from
continuing operations   (365,680)   (42,344)   (109,889)   (404)
Discontinued operations      --         --          --       --
                         -------    -------    --------  --------
Net loss before
extraordinary item      (365,680)   (42,344)   (109,889)    (404)
Extraordinary item           --         --          --        --
                        --------    -------    --------   ------
Net loss             $  (365,680)   (42,344)   (109,889)   (404)
                     ===========    =======    ========  =======
Net loss per common share
  Net loss           $     (0.09)     (0.02)      (0.03)     Nil

Weighted average common
shares outstanding     3,909,645   2,241,842  3,909,645 2,241,842
<TABLE/>
                                          3

                          GLOBAL VENTURE FUNDING, INC.
                           STATEMENTS OF CASH FLOWS

                        For the Six              For the Three
                     Months Ended June 30    Months Ended June 30
                     --------------------    --------------------
                      1997        1996        1997         1996
                      ----        ----        ----         ----
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss           $(365,680)  $(42,344)   $(109,889)   $  (404)
 Depreciation             302        440          302         --
 Adjustments to
reconcile net (loss)
to net cash (used)
by operating activities:
 (Increase) decrease in:
  Inventory          (7,874)
  Stock options
   exercised         30,000
  Accounts receivable
   & notes receivable(22,529)
  Prepaids, deposits,
   other assets        1,059     (35,512)        130
  Intangible assets
 Increase (decrease) in:
  Accounts payable    62,996      24,606      32,712
  Accrued expenses     6,492       7,572       8,059
  Common stock
   subscriptions payable --          --
                       -------    -------    -------       -----
Net cash (used) by
operating activities  (264,831)   (75,641)   (68,686)       (404)

Cash flows from financing activities:
 Issuance of common
  stock in exchange
  for services          25,390
 Issuance of preferred
  stock in exchange
  for services           1,801
 Proceeds from issuance
  of common stock net of
  placement fees        76,620
 Proceeds from issuance
  of long-term debt     50,758     160,000     56,944
 Repayments of long-
  term debt             86,098     (85,009)
 Repayments of notes
  payable               (6,156)    (63,123)
                       -------     -------    -------     ------
Net cash provided
 by financing
 activities             234,511    160,000    78,830         --

Cash flows from investing activities
 Purchase of
 leasehold improvements
 and equipment          (18,107)   (22,822)  (18,107)
INCREASE (DECREASE)
 IN CASH                (48,427)    61,537    (7,963)      (404)
CASH AT BEGINNING
 OF PERIOD               49,800        367     9,336     62,308
                      ---------    --------   ------    --------
CASH AT END OF PERIOD $   1,373   $ 61,904   $ 1,373   $ 61,904
                      =========   =========  =======   ========

Supplemental disclosure of cash flow information
 Cash paid for income taxes

Schedule of non-cash
 investing and financing
 activities
 Preferred stock issued
 in exchange for services $   1,801   --      $   300       --
Common stock issued
 for placement fees       $    --     --      $25,380       --

                                                    4
<TABLE/>


                          GLOBAL VENTURE FUNDING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996

1. Basis of presentation and accounting policies:

     Organization and basis of presentation:
Global Venture Funding, Inc. (the "Company") is a corporation formed under the laws of the State of Colorado on December 7, 1984 under the name "Venture Funding Corporation". The Company has been engaged in a variety of operations since inception, and recently, through its wholly owned subsidiary, AllCell
Communications, Inc. ("AllCell"), a Georgia corporation formed on April 29, 1996, has been engaged in the business of reselling cellular time through a distribution network on a prepaid basis.
The subsidiary ceased operations during September, 1996 with no immediate plans in the future to resume operations. To further the Company's ability to capture market share and establish a retail presence, the Company has located, signed a lease and is in the process of opening a 4,600 sq. ft. retail location in Houston, TX. This center will operate as the Hub for this market, providing support to a Dealer Network as well a Company owned
Satellite centers. The Houston store subsequently opened on July
1, 1997.

The Company has experienced losses from discontinued operations of $217,100 for the year ended September 30, 1996, and has experienced losses from continuing operations of $ 109,889 and $404 for the quarters ended June 30, 1997 and 1996, respectively, and has a stockholders' deficit of $388,693 as of June 30, 1997.
The Company received proceeds of $45,00 from a private placement during the quarter ended June 30, 1997, and is planning on raising additional capital through the issuance of additional stock in a private placement or public offering. The Company is also currently seeking new business opportunities that may be acquired or developed internally. Based upon the current status of the Company, additional capital will be required in order for the Company to complete any business acquisition or development, or to maintain their ongoing operations.

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

4. Stockholders' deficit:

Preferred stock:

The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Doirectors may fix and determine the relative rights and preferences of the shares of any series established. All convertible preferred shares are noncumulative, nonparticipating and do not carry any voting privileges.

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

On April 28, 1997, the Company granted Pat Stephenson an option to purchase 100,000 common shares at $1.00 per the Incentive
Stock Option Plan of Global. The option may be exercised after 4/28/98 and continues for five Years.

On July 18, 1997, the Board of Directors granted Robert C. Brehm an option to purchase 2,500,000 shares of restricted common stock at an option price of $.05 per share or an aggregate price for all shares of $125,000 for a period of five years.

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

Notes payable to related party:

Notes payable to related party consisted of various notes payable to a Director of the Company, and a corporation under the control of that Director. The notes are unsecured, due in 18 months from the date of issuance, and bear interest at 10%. The maturities range from November, 1997 to March, 1998.

Legal fees:

Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years. During the years ended September 30, 1996 and 1995, fees and other expenses charged by these firms totaled approximately $31,700 and $4,800, respectively. As of June 30,
1997, amounts due these firms totaled $31,261.

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

8. Leasehold Improvements and equipment

During the quarter ended March 31, 1997 leasehold improvements and equipment were purchased in preparation for the opening of the Houston retail store in April. No depreciation has been provided for these assets as they have not been put into operation as of June 30, 1997.

                                 PART I - Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Overview
---------

Since October of 1993, GVF has allocated its efforts towards seeking a viable business venture to acquire and/or develop internally. Based upon the status of the Company, its lack of operating cash and its stockholder's deficit, additional funding will be required in order for the Company to complete any business ventures whether through an acquisition merger, or developed internally.

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

On July 18, 1997, Robert C. Brehm became President and Treasurer and subsequently was elected Chairman of the Board of Directors.
He moved the company's administrative offices from Las Vegas to 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009. The new phone number is 760-436-5485. Mr. Brehm intends to reorganize and restructure the company so as to include Energy, Communications and Internet components.

Results of Operations
----------------------

Quarter Ended June 30, 1997 compared to the Quarter Ended June
30, 1996.

During the quarter ended June 30, 1997, the Company had sales of $1,385 and it continued laying the ground work for the opening of its first retail store in Houston, Texas in July 1997.

Selling, general and administrative expenses for the second quarter were $107,016. Selling, general and administrative expenses are comprised mainly of legal and accounting expenses arising from the preparation of SEC reporting forms for public disclosure, consulting fees, filing fees and general office expenses incurred in starting up an on-going operation which has been dormant for several years.

Interest expense for related parties was $818 during the third quarter of fiscal 1997. The interest is related to notes payable to related parties. These notes, due in 18 months from the date of issuance, bear interest at the rate of 10% per annum.

Depreciation for the quarter totaled $440.

Primarily, as a result of the above mentioned expenses, Net
Losses from Operations increased $109,889 in the quarter ended
June 30, 1997. This compares to a net loss of $404 for the quarter ended June 30, 1996.

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

In September 1996, the Company exchanged, on terms favorable to the Company, a trade accounts payable debt for an agreed upon installment obligation totaling $12,900 over the next 13 months.
The installment obligation is unsecured and bears no interest. A gain of $16,800, net of tax, has been recognized on this debt restructuring transaction. As part of this transaction, the Company issued post-dated checks to a collection agency. These post-dated checks are included in the cash balance on the Balance
Sheet for June 30, 1997.

The Company has experienced losses from discontinued operations of $217,100 for the year ended September 30, 1996, and has experienced losses from continuing operations of $150,376 and $169 for the quarters ended June 30, 1997 and 1996 respectively, and has a stockholder's deficit of $399,405 as of June 30, 1997. The Company is planning on raising additional capital through the issuance of additional stock in a private placement or public offering. The Company is also seeking new business opportunities that may be acquired or developed internally. Based on the current status of the Company, additional capital will be required in order for the Company to complete any business acquisitions or development, or to maintain their ongoing operations.

Liquidity and Capital Resources
--------------------------------

Cash and equivalents totaled $1,373 and $61,904 at June 30, 1997 and 1996 respectively. During the quarter ending June 30, 1997, net cash used by operating activities totaled $68,686, which includes payments for accounting, legal fees and professional services.

Net Working Capital (Current Assets less Current Liabilities) was ($146,638) as of June 30, 1997. As of June 30, 1996,
net working capital was $63,347.

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

In November of 1996 the Company issued 10,000 shares of Series D
Preferred stock to Cellular-99 to obtain the exclusive licensing rights to the State of Texas. The stock was valued a $.10 per share with a total value of $1,000.00

During the quarter ended June 30, 1997, 3,876 shares of Series II preferred stock and 4,825 shares of Series B preferred stock were converted into 62,885 shares of common stock.

On July 18, 1997, the Company issued options to purchase
2,500,000 restricted common shares to Robert C. Brehm. The option agreement provides for an exercise price of $.05 per share commencing September 1, 1997 and continuing for five years.

In August 1997, certain stockholders exercised their preferred stock conversion rights and the Company issued 2,000,000 shares of common stock in exchange for the cancellation of 20,000 shares of Series D preferred stock.

To date the Company has financed its operations principally through borrowings and private placements of equity securities and debt. During the third quarter of 1997, the Company raised
$45,000 in a private placement for which stock was issued for 45,000 shares. The stock was sold at $1.00 per share. Net proceeds to the company after placement fee's was $39,600. The
Company will need additional capital to continue its existence and will endeavor to raise sufficient funds through the sale of shares, or other means.

Future Funding Requirements
----------------------------

The Company's working capital and other capital requirements during the next year or more will vary based on a number of factors, including the rate at which retail stores are opened and generate profits, the level of sales and marketing activities for prepaid cellular services, and the level of effort needed to develop additional retail outlets in Texas and elsewhere to the point of commercial viability. The Company has closed out the Reg. D, 506 offering as of June 30, 1997 and plans to make an additional offering after the reverse stock split takes affect on August 20, 1997.

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

Continuation Of Business
------------------------

In order for the Company to be successful, additional funding will be required. The Company had no significant revenues and has borrowed over $410,000 during the year. The failure of the company to successfully obtain additional funds may jeopardize its existence. The company intends to raise additional working capital by the sale of common stock, borrowings and/or possible licensing of its developed business arrangements (See further discussion under "Management Discussion and Analysis
Of  Financial  Condition  And  Results Of  Operations" section).

Employees
---------

As of June 30, 1997, the Company had 3 full-time employees.  By
December 31, 1997, the Company expects to significantly increase the number of employees, principally in retail operations, sales and marketing and through acquired operating subsidiaries. The
Company's employees are not represented by a labor union and the Company believes its employee relations are good.

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


                                     PART II

Item 1 - Legal Proceedings
--------------------------

There are no known legal proceedings to which the Company is a party as of March 31, 1997

Item 2 - Changes In Securities
------------------------------

On July 21, 1997, The Board of Directors voted to reverse split all classes of stock on a one for twenty basis with an effective date of August 20, 1997. As a result of the reverse split, the Company will reacquire shares of common stock and all classes of preferred stock. Such shares shall be cancelled and restored to the status of authorized but unissued shares. Each class will have 1/20 of the shares outstanding prior to the split.

Item 3 - Defaults Upon Senior Securities
----------------------------------------

None

Item 4 - Submission of Matters To A Vote Of Security Holders
------------------------------------------------------------

None

Item 5 - Other Information - subsequent events
----------------------------------------------

On July 18, 1997 The Board of Directors elected Robert C. Brehm as President and Treasurer of Global with the task of turning the company around from its then current situation. At the time of his election, Global had a poor financial outlook including a negative net worth, significant accounts payable, long term debt, few current assets and a stock bid price of $0.047 per share as quoted on the Over The Counter Bulletin Board. The company was considering bankruptcy alternatives. Mr. Brehm had been associated with the Company previously as Treasurer, Director and a management consultant. He was responsible for getting the company trading on the Over The Counter Bulletin Board in 1996.
The Board of Directors, after careful consideration of several alternative turn around offers, and after a review of Mr. Brehm's background which includes two engineering degrees, a Master's in Business Administration and significant business experience decided that hiring him as president was the best alternative for a successful company turn around. Mr. Brehm had been working with Mr. Knight and many of the investors on an informal basis since his consulting contract expired in May 1997. Since he had not been compensated for his time and the Board wanted to hire him as President, the Board voted to hire Mr. Brehm and compensate him for past services by issuing five million shares of restricted common stock valued at $.01 per share. As an additional incentive for Mr. Brehm, Global granted Mr. Brehm an option to purchase 2,500,000 shares of restricted common stock at an option price of $.05 per share or an aggregate price for all shares of $125,000 for a period of five years.

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

            On August 15, 1997, the Company filed form 8-K, disclosing that Roger K. Knight resigned as President of the Company and that Robert C. Brehm was elected President, Treasurer and Chairman of the Board. Effective July 18, 1997.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Global Venture Funding, Inc.


Date:   08/15/97                  By:   /s/  Robert C. Brehm
                             ------------------------------------
                                      Robert C. Brehm, President


