Form 10KSB
period 1997-09-30
GLOBAL VENTURE FUNDING INC
filed 1998-02-03
CIK 774454

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                   TO THE 1934 ACT REPORTING REQUIREMENTS

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549
                               FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the year fiscal year ended September 30, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from     to

Commission file number  0-14213

                         GLOBAL VENTURE FUNDING, INC.
                 (Name of small business issuer in its charter)

Colorado                                          84-0990371
(State or other jurisdiction of      (IRS Employer Identification
incorporation or organization)               Number)

       6965 El Camino Real, Suite 105-279, Carlsbad, CA  92009
                (Address of principal executive offices)
                              (Zip Code)

Issuer's telephone number (760) 436-5485

Securities registered under Section 12(b) of the Exchange Act:
Title of each class      Name of each exchange on which
                                    registered
    None                 Over The Counter Bulletin Board
Securities registered under Section 12(g) of the Exchange Act:
Common Stock
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year: $0.

Aggregate market value of voting Common Stock held by non-affiliates: $204,806

Common Stock $.0001 par value - 1,447,929 shares outstanding as of September 30, 1997
================================================================
                      TABLE OF CONTENTS

PART I                                               1
Item 1.
Description of Business                              1
Business Development                                 1
General Business Overview                            2
XyclonyX Business Strategy                           4
Background                                           4
Patented Technology                                  6
Customer Profile/Market Profile                      6
Licensed Technology Targets Billion Dollar Markets   7
Driving Forces in Market                             9
Marketing and Licensing                             11
Competitive Overview                                12
Core Competency                                     12
Success Formula                                     13
Strategic Alliances                                 13
Environmental Matters                               14
Employees                                           14
Continuation Of Business                            14

Item 2.
Description of Properties                           14

Item 3.
Legal Proceedings                                   14
Item 4.
Submission of Matters to a Vote of Security Holders 14

PART II                                             14
Item 5.
Market for Registrant's Common Equity and
   Related Stockholder Matters                      14

Item 6.
Management's Discussion and Analysis of
   Financial Condition and Results of Operations    16
Overview                                            16
Results of Operations                               17
Liquidity and Capital Resources                     18
Non-cash investing and financing activities         18
Future Funding Requirements                         20
Factors Affecting Future Performance                20
Significant Accounting Issues                       20
Private Placement Offering Anticipated              20
Subsequent Events (after 9/30/97)                   20

Item 7.
Financial Statements and Supplementary Data         20

Item 8.
Changes In and Disagreements with Accountants
   on Accounting and Financial Disclosure           21

PART III                                            21
Item 9.
Directors and Executive Officers
    of the Registrant                               21

Item 10.
Executive Compensation                              23

Item 11.
Security Ownership of Certain Beneficial
     Owners and Management                          23

PRINCIPAL SHAREHOLDERS                              23

Item 12.
Certain Relationships and Related Transactions      26

CERTAIN TRANSACTIONS                                26

Item 13.
Exhibits, Financial Statements Schedules,
      and Reports on Form 8-K.                      27

SIGNATURES                                          29

EXHIBIT A - Current Financial Statements            30
===============================================================
PART I

Item 1. Description of Business

Business Development
Global Venture Funding, Inc. (the "Company" or "GVF") was incorporated in Colorado on December 7, 1984 under the name of Venture Funding Corporation. The Company was formed for the purpose of acquiring or merging with a privately held business. The Company completed its registered offering on form S-18 on October 17, 1985. The stock was traded in the OTC market.

On May 8, 1992, a "Certificate of Assumed or Trade Name" was filed with the Colorado Secretary of State to record the trade name of "Global Venture Funding, Inc.". Global Venture Funding Inc. (GVF) is the name under which the Company transacts its business. On June 18, 1993, the Articles of Incorporation were amended and the name of the Company was changed to Global Venture Funding, Inc.

From May 1996 to October 1997, GVF was pursuing opportunities in the prepaid cellular communications business via an acquired subsidiary in Atlanta, a national support center in Las Vegas, and a retail store operation in Houston, TX. The Atlanta operations was closed in 1996, and the national support center in 1997. The Houston operation was sold to its existing management in December 1997 with an effective date of October 31, 1997.
The company does not intend to pursue the cellular communications business in the future.

On November 14, 1996 the Company's stock resumed trading on the OTC under the symbol GBVF. On October 1, 1997, the Company changed its trading symbol to "BUGS".

On July 17, 1997, Robert Brehm became CEO and changed the direction of the company. The Board of Directors authorized a one for twenty reverse split of all classes of the stock effective on August 20, 1997. GVF has a fiscal year ending in September and is currently building an environmental conglomerate based upon the microbial technology acquired from XyclonyX.

In August 30, 1997, GVF acquired XyclonyX, a microbial technology company with headquarters in La Jolla, CA. The agreement calls for the exchange of 250,000 shares of the Company's Common Stock and a commitment of minimum licensing fees to XyclonyX's technology licensor.

XyclonyX was acquired to capitalize on the prior commercial success of the existing management with microbial technology applications in oil recovery, environmental cleanup, hazardous waste management and agricultural applications. GVF intends to operate XyclonyX as a separate profit center with its own management and technology. During fiscal 1998, GVF intends to create another subsidiary, West Coast Fermentation Center, which will cultivate microbial cultures to be sold to outside licensees and other subsidiaries of GVF. In November 1997, GVF formed Sub-Surface Waste Management, a wholly-owned subsidiary whose purpose is to manufacture and sell the patented Bio-RaptorTM technology licensed from XyclonyX.

The Company is in the process of arranging and obtaining private and public financing for additional equity to provide working capital for current overhead costs as well as to finance start-up costs of its West Coast Fermentation Center, XyclonyX, and
Sub-Surface Waste Management operating subsidiaries.

General Business Overview
Global Venture Funding, Inc. is building an environmental technology conglomerate which has the potential to generate revenues over $100 Million in the next five years. Using the proprietary microbial technology, patents and unique culture collection developed over 30 years, acquired through its wholly-owned subsidiary, XyclonyX, GVF believes it can build the foundation for the commercialization of this previously successful technology. GVF is strategically organizing itself to capitalize on restarting a formally successful technology operation, using proprietary products that requires capital, people and product distribution. Unlike other companies who need to develop a product or technology and find a market and customers to sell it to, XyclonyX has licensed products that have been developed and used for 30 years, have generated millions of dollars, use advanced technology unavailable to many companies, have a proven world-wide market with applications ranging from oil field cleanup to increased food production in third world countries. GVF is truly on the verge of releasing and capitalizing on an enormous amount of technology for beneficial use that can touch the lives of every person on earth.

Organizational Structure Description
GVF is developing an organizational structure of multiple corporations which divides the organization into distinct units for proprietary microbe or "bug" production, R & D, licensing & patent protection, and sales organizations licensed to sell & sublicense bug products to specific market segments. In this manner, GVF, as the public holding company, can orchestrate the deployment of the environmental technology to subsidiaries who in turn license the technology or sell products to end users. The component companies of the overall organization are described below:

Company                            Description/Charter
Global Venture Funding, Inc.    Public holding company to
(GVF)                           orchestrate subsidiaries, assist
                                in fund raising through public
                                markets, and administrative
                                management of subsidiary
                                operations
XyclonyX                        Technology Licensing, Patent
                                protection, R & D, Technical
                                product support to other
                                subsidiary licensees,
                                Environmental consulting to third
                                parties, Management of the West
                                Coast Fermentation Center
West Coast Fermentation         Proprietary bug production for
Center, Inc. (WCFC)             all GVF subsidiaries and external
                                licensees,joint ventures and
                                strategic alliances
Sub Surface Waste               Licensed to manufacture and
Management, Inc. (SSWM)         sublicense Bio-RaptorsTM and to
                                sell bugs used in the patented
                                Bio-RaptorTM process.
Sol Tech Corporation            Sales Unit developed or acquired
                                to sell to Municipal, Industrial,
                                Commercial, Governmental,
                                Military and Healthcare markets
Bio-Con Microbes                Licensed to sell products
                                manufactured by WCFC to the
                                agricultural, aqua/mariculture
                                markets
Applied Microbic                Licensed to sell WCFC
Technology, Inc. (AMTI)         products to Oil & Gas operators
                                for Oil Field Operations and MEOR
                                uses.

Technology Recap
     Product Lines - XyclonyX has defined seven product lines which have been sold by predecessor companies controlled by Mery
Robinson, president of XyclonyX. These product lines are described in the table shown below:

XyclonyX Product Series             Product Line Description
    10X                           Septic Tanks, Leach Fields,
                                  Imhoff Tanks, Anaerobic Lagoons
    20X                           Aerobic Domestic Sewage Systems
    30X                           Hydrocarbon Treatment
                                  Products/Systems
    40X                           Agricultural Treatment
                                  Products/Systems
    60X                           Aquaculture & Mariculture
                                  Treatment Products/Systems
     BT                           Biological Pesticides
   MEOR                           Microbially Enhanced Oil
                                  Recovery Products/Systems

Patents - The patents licensed by XyclonyX include the following:
Decontamination of hydrocarbon contaminated soil, US patent
5,039,415
Oil contamination clean up by use of microbes and air - US patent
5,334,533

Culture Collection - XyclonyX has the rights to use a culture collection developed by George Robinson and Mery Robinson over the past 30 years. This unique collection of microbes and the specific combinations of bacteria makeup the products to be manufactured by XyclonyX.

Market Segments Targeted
XyclonyX has identified nine major market segments in which its products, from predecessor companies, have been successfully sold. The segments are described in the following table:

                                       Product Line Series
=================================================================
Market           Description   10X   20X  30X  40X  60X  BT  MEOR
=================================================================
Commercial-R  Retail Customer
                  Outlets       X     X    X    X    X
=================================================================
Commercial-W  Wholesale to
             Commercial Accts   X     X    X    X    X
=================================================================
Industrial Industrial Accounts  X     X    X    X    X
=================================================================
Municipal  City, State, Federal
               Government       X     X    X    X    X    X
=================================================================
Agricultural    Food/Non-Food
                   Growers      X     X    X    X    X    X
=================================================================
Manufacturing   Food Processors,
                lumber, textile X     X    X    X    X
=================================================================
Military        Armed Services  X     X    X    X    X    X
=================================================================
Healthcare    Hospitals, Clinics,
                surgi-centers   X     X    X
=================================================================
Energy     Oil & Gas Operators  X     X    X                   X
=================================================================


Capital
Approximately $15,000,000 of capital is required to implement this strategy. The Company is currently developing plans for capital acquisition in Fiscal 1998.

Facilities
The facilities required to house all these companies is approximately 80,000 square feet with 20,000 for WCFC production and 40,000 for SSWM. An inside warehouse is also required to protect against undesirable bacterial contamination for incoming raw material, work-in-process and finished goods storage. Clean rooms and laboratory space will be needed for XyclonyX. The company is currently searching for new facilities.

Distribution
The distribution of products will be via direct sales
(Bio-Raptors and existing letters of intent), joint ventures, Strategic Partners, Licensees (third party and subsidiary), and acquisitions.

XyclonyX Business Strategy

Background
Dr. Mery Robinson, a.k.a. The Bug LadyTM, has been around microorganisms since she was a child. Her father, the late George M. Robinson, president and CEO of Bio-Con Microbes and Applied Microbic Technology, had the distinction of being responsible for the first full-scale commercial microbial clean-up of an oil spill in 1968, municipal sewage bioaugmentation in 1967, septic tank and leach field treatment as early as 1965, as well as odor and flying pest and larval control in the animal feedlot and agricultural processing industry in 1964.

Robinson's application of microbic technology for the hospitality industry ranged from the pioneering cleanout of the fuel holding tanks on the Queen Mary during its "transplant" as a Long Beach tourist attraction in the 70's, to the grease trap maintenance for odor and grease buildup at world famous Pea Soup Anderson Restaurant (in Buellton, California), to the Buellton Wild Animal Park's odor and runoff control. The municipal sewer treatment plant, too, had its share of microbe-miracles during those early days of bioaugmentation, since a local ordinance required dischargers to control and reduce their input to the local plant and, hence, the discharge zone (river) until a newer and larger municipal sewage treatment plant could be completed. Since the plant not only serviced the Buellton community but also the ever-popular and scenic, Danish community of Solvang, California, it was no great surprise that the community was very pleased that Robinson's "bug-brew" enabled the tourist-dependent community to maintain an ever-expanding tourist base, control their restaurants' waste generation, and meet water quality standards until the new treatment plant could be completed.

With such a legacy, and the returning interest in environmentally-compatible solutions to industry's most troublesome problems, it is no surprise that Dr. (Mery) Robinson decided to return to private environmental work, forming XyclonyX, after a number of years in public-sector and private-sector finance, technology management, and financial information systems design and implementation. Robinson's work focussed primarily on environmental impacts, energy, and liaison with regional and national boards and agencies, and on the fiscal policies affecting the large-budget management ($124M/1979) under her control at Los Angeles Unified School District - the nation's 2nd largest.

From that successful vantage point, Robinson earned her graduate degrees in Environmental Science and later in Environmental Engineering while continuing her work in new, and ever-more-exciting microbial applications from plant soil amendments, to animal feed supplements, to plant pathogen control research and the early and promising stages of today's thrust into enhanced oil field applications (MEOR), and bioremediation of downhole fluids recovered during the drilling process. Patents granted cover such challenging environmental problems as above-ground, in-situ, and open-water containment and remediation.

Now, with the technology patents she, and associates of Bio-Con Microbes and Applied Microbic Technology were recently awarded, it only seems appropriate for Dr. Robinson to return to industry and share this exciting technology with an environmentally-aware public when it's most needed locally and globally and cost effective, forming XyclonyX which has licensed her patented technology and utilizes her one-of-a-kind microbial "bug" collection cultured, formulated, and preserved over the past thirty years.

Global Microbial Mission
The Company mission is to profitably apply, develop, acquire, protect, license, and transfer XyclonyX technologies consisting of patents, knowledge, products, processes and people in the global environmental, petrochemical, manufacturing, and natural resource marketplace.

The Company's initial objective is to establish itself as a leading provider of oil field operational and environmental technology and products to companies on a worldwide basis by licensing its superior technology, which meets governmental standards, is environmentally friendly, easy to manufacture and apply and yields high profit for its licensees.

To achieve this objective, the Company's growth strategy is focused on the following three principal elements:

(i) licensing the technology to a major player in both the petroleum production market and environmental remediation industry;
(ii) licensing the technology to small petroleum operation/ production/treatment companies for MEOR, site clean-up and maintenance products, related agricultural waste generators/ transporters, and aquaculture/mariculture applications in various countries around the globe; and
(iii) acquiring, developing, or licensing related technologies for licensing to other companies.

Product Profile
XyclonyX intends to license and is continuing to refine exciting proprietary technology in the growing environmental remediation, petroleum production, and hazardous/toxic waste reduction, habitat restoration/reengineering arenas, and the hospitality industry.

In the past, cost, technology limitations, wide-spread inaccessibility, and environmental restrictions prevented full-scale, multi-disciplinary application of this desirable and attractive technology from making further inroads into vast, untapped markets. Now, XyclonyX is, again, at the forefront in integrating its patented process technologies and MEOR applications, with decades-proven, environmentally sound microbiological get-clean/stay-clean site applications products, along with lease-scale and individual-well enhancing production techniques. Integrating these methodologies to increase output efficiency and site improvements will enable the Company to address both wholly untapped mass market and niche market requirements offering alternatives to existing less efficient or more costly technologies and products.

XyclonyX intends to develop and license the patented technologies, processes, and proprietary products, to companies on a national and international basis.

Products and Processes
The major products and processes of XyclonyX include, but are not exclusively limited to, the following:

* In-situ bioremediation of underground contaminants
* Surface enclosed and open bioremediation of contaminants
* Open-water (both fresh and marine) contaminant containment/treatment bioremediation
* Microbially Enhanced Oil Recovery (MEOR)
* Habitat restoration of environmentally "challenged" areas
* Bioconversion of proteinaceous wastestreams into edible, formed/containerized products (e.g. fish processing wastes and poultry processing wastes).
In addition, the initial technology and products licensed and enhanced can be used in niche markets (e.g. agriculture, decorative water landscape maintenance, aquaculture and mariculture, restaurant grease traps, et.al.), and applications which have heretofore been economically infeasible.

XyclonyX has licensed technology which can be sold to application equipment manufacturers, oil field operators and owners (MEOR applications, gravity/viscosity improvement, downhole and above-ground desulfurization of crude oil, gas well production wastewater byproducts - salt, hydrocarbons, and other production-based contaminant containment/remediation etc., - treatment for deparaffination needs reduction, et.al.), toxic and hazardous waste generators, and remediation companies in the estimated $134 Billion and $600 Billion annual environmental remediation market (according to 1993 U.S. Department of Commerce estimates for annual U.S. and worldwide revenues, respectively) both as new applications and replacement products. With services and products covering such a wide range of oil and gas related projects, the Company is poised to offer client-driven response to design, economic, and long-range application issues. Critical decisions to achieve maximum project results can affect substantial cost effectiveness benefiting both the client and the Company.

Patented Technology
The XyclonyX BIO-RAPTORTM is a patented bioremediation shredder, sprayer, conveyor, system for cleaning up hydrocarbon contaminated soils. It treats soil contamination on-site, slashing costs, maximizing material treatment surface area and aeration, reducing retention time, minimizing potential liability through on-site treatment and elimination of contaminant transportation-related risks and site downtime. The BIO-RAPTORTM, will soon be available in three high-throughput models (50, 100, 150 tons per hour) with larger and smaller customized models available to fit specific site requirements, The Bio-Raptor is easily transported at highway speed (8 foot travel width) and also features automated remote operation from a loader cab. The process patents mentioned above were granted patent #5,039,415 and 5,334,533.

Patent Protection
Future technologies will also be protected by US and foreign patents. Other proprietary information is protected by non-disclosure agreements, trade secrecy agreements, and by restricted access to the technology.

The Company's patent attorney for existing patents is: William
E. Haefliger, attorney-at-law, Pasadena, CA. It is anticipated that future patent application and licensing needs will be handled through domestic and international patent and trademarks divisions of Baker and McKenzie with offices locally (San Diego) and worldwide.

Licensing: The Company anticipates licensing the process technologies to interested manufacturing companies who may also market the product. The licensing plan is to identify product lines, territories (countries) and applications within product lines and then to license each category in as many territories as possible. An initial license fee and ongoing royalty will be charged to each licensee.

Customer Profile/Market Profile
The Company develops technology and licenses the technology to others for commercial, industrial and consumer sales. The licensed and patented process technology is aimed at manufacturers with existing national or international distribution channels for their current products within complimentary market segments. These companies license or purchase technology when it is cheaper than developing it in-house, when they can get to the market quickly, or when the technology complements existing product lines, replaces inferior products, or meets mandated government requirements.

Potential Customers
Fortune 500 giants to smaller, independent entrepreneurs can benefit from the XyclonyX microbial and environmental products.
These prospects include:

* Manufacturers of heavy-duty construction and earth-moving equipment (General Motors, Ford, Chrysler, Detroit Diesel, Saturn Shredders and Conveyor Systems, Royer Industries, UPP, Kohlberg Conveyors, et.al.) who want a license to manufacture and potentially market technology meeting specific mandated environmental requirements for new application equipment, retrofit of existing non-compliant/unlicensed equipment, or replacement of outdated treatment process equipment for application both in the United States and in complying international environmentally responsive markets.

* Major domestic and international oil and gas producers interested in:
MEOR: (Microbially enhanced oil recovery) from marginally-producing wells or wells in formations where improved or increased production would also afford measurable well maintenance economic benefits.

Proprietary XyclonyX workover techniques to reduce deparaffination expenses and related downhole treatments which traditionally require substantial well shut-down time to afford maximum benefits but also result in lost production time of the well during the treatment period. XyclonyX workover techniques may significantly reduce the time lost due to these maintenance procedures and should also result in extended equipment life. Possible production from new pay-zones not accessible prior to the MEOR treatment program.

* Small-to-medium oil and gas producers interested in:
MEOR(microbially enhanced oil recovery) from marginally producing wells where MEOR and XyclonyX's proprietary maintenance and operational cost-reducing workover techniques offer a necessary and highly desirable alternative to closing-down the site and incurring well capping, plugging and abandonment expenses. These sites may also benefit from the possible reduced well maintenance costs, reduced down-time of the wells, extended equipment life, and possible production from new pay-zones.

* Major toxic and hazardous waste treatment companies with a desire to:
Extend the actual or potential life of present storage and treatment sites and facilities through on-site remediation of stored wastestreams Control nuisance odors

* Licensing of non-waste treatment companies desiring to treat wastestreams in-house, on-site, and who want to avail themselves of customized equipment with throughput characteristics necessary to meet their unique application-specific sizes or as an additional backup system to augment their existing waste handling/remediation technology products.

* Companies who want to niche-market environmental remediation treatment applications which have not been previously exploited. (e.g. hydrocarbon wastestream treatment at the municipal waste treatment facility or landfill operation, gasoline station routine or emergency cleanup, open-water clean-up, habitat restoration in environmentally sensitive locals, et.al.).

* Companies who want to replace existing, less efficient treatment technologies in their respective niche markets. (e.g.
agricultural processors, paper and cellulosic wastestream producers, golf courses, slaughterhouses -poultry, pork, beef, fish processors, medical and hospitality wastestreams, et.al.) to reduce their environmental disposal problems.

Licensed Technology Targets Billion Dollar Markets. The market for MEOR, bioremediation, and wide-ranging environmental technology applications is enormous with applications globally! Initially, the Company has targeted the environmental remediation needs of the oil and gas industry, as well as additional challenging environmental waste streams. Additionally, the Company will seek out MEOR application and application equipment manufacturing licensees. As part of the long-range strategic plan, the Company will target small to medium sized, under valued or marginally producing properties and attempt to increase the production and hence, the market value of those marginal properties, through the use and application of the Company's proprietary and unique workover technologies.

Management strongly believes that these target markets have been and may continue to be passed-over by both the larger environmental firms as well as the major petroleum industry participants. This niche market presents a unique opportunity for the Company and a potentially greater long-term investment in production enhancement and environmental quality.

The Company's ultimate niche market estimated achievable size for existing XyclonyX Technology is estimated at between 2 to 5% of the environmental remediation process and product market. To date, according to Department of Commerce reports published at the 1996 Hazmat-West Conference and other corroborating sources, no single environmental remediation firm controls more than 2% of the available market place. The accessibility to larger percentages of this market has remained relatively constant and limited due to several constraints of existing firms, products, processes, and technologies including:

* Vast size discrepancies between the major remediation market participants fall into only two sub-groups: the very large, multi-national firms, and the regional or local firms with few offices and limited scope of addressable applications

* Many smaller firms lack the resources to address or, indeed participate in the bidding process, for larger or multi-application remediation or environmental projects.

* Larger companies may choose to ignore all except the exceptionally high-revenue-generating contracts.

The XyclonyX microbial technology, when fully deployed through licenses or strategic alliance agreements, will provide profitable niche opportunities for all size firms and thus open the doors to the lucrative bioremediation, petroleum production, hazardous/toxic waste reduction, municipal waste, landfill mitigation, agricultural and aqua/mari-culture major and niche markets not yet fully exploited by XyclonyX or competitive products. The key benefits of the Company's microbial technology, which open significant new product opportunities, include:
* new, unique proprietary mass production techniques usable in third world countries
* significantly lower manufacturing costs
* very high "bug count" offering high efficiency products
* unique microbial cultures developed over many generations
* utilize naturally occurring bacteria
* environmentally friendly, meet governmental standards are easy to apply
* yield quick results at affordable prices
* can be shipped anywhere in the world using regular carriers
* can be grown on site for special applications
* can be applied by low skilled workers to applications
* patent protection yields protected market opportunities

XyclonyX believes the introduction of these technical breakthroughs will have the effect of significantly affecting replacement, retrofit and new applications in the key markets described. Furthermore, new applications in previously ignored markets will now become economically feasible and will be offered by XyclonyX to companies wishing to exploit these opportunities. In recent decades, technology development has been focused on micro-miniaturization, low energy/high efficiency requirements, environmentally friendly and high profit relationships. The XyclonyX microbial technology licensed and offered by the company fits perfectly within these parameters.

Driving Forces in Market
The driving forces in each of the markets are as follows:
Bioremediation:
It should be emphasized, that bioremediation encompasses dual opportunities in both the commercial/industrial and governmental marketplace. In some cases, XyclonyX technology will be applied to "remediate" a site rather than "clean up" a site. While these terms are often applied interchangeably, "remediation" is the removal or treatment of hazardous contaminants to levels or standards imposed by regulatory agencies, which may neither restore the site to "pristine" conditions, nor necessarily to conditions existing prior to the activities causing the contamination. The remediation levels or standards established by regulatory agencies are primarily based upon health risk assessments. These risk assessments analyze the danger to public health and safety from various exposures to the contaminants discovered. The risk of exposure, plus the severity of the exposure itself, are the principal factors in determining the remediation standards.

In many cases, however, bioremediation, enables the client to "clean up" a site, thereby achieving levels of contamination at or below the detectable level required by regulatory agencies. Certainly, when this is possible, it also may improve the land use opportunities and related economic benefits associated with reduced contaminants (e.g. remediation or clean up will impact reuse as reuse will impact the choices between remediation and clean up). Risk assessments are based upon proposed uses of the property upon which the contamination is discovered. Changed uses or changing scientific health data regarding the danger associated with particular exposures may also change the remediation standards (i.e. in recent years, dangers associated with exposure to environmental lead have led to increasingly stringent lead remediation standards). XyclonyX bioremediation applications technology enables the client to address these changing needs for continuing or up-grading their respective land use alternatives.

MEOR: (Microbially Enhanced Oil Recovery)
With increased interest in new drilling, reworking of existing marginally producing wells, and capped well reentry, directed toward domestic production focus, MEOR has shown great promise in improved production and new pay zone identification, alongside its ancillary applications for viscosity reduction, improved gravity, deparaffination treatment reduction, and site get-clean/ stay-clean drilling fluids recovery and clean-up. MEOR sites targeted by XyclonyX have shown remarkable results (in predecessor companies to XyclonyX) on its limited numbers of wells (one notable test well in Wilmington, California went from
 .5bbl/day to a 2000% production increase after its initial MEOR treatment) MEOR, while still in its infancy, certainly shows outstanding promise and warrants expanded application to various types of marginal producers to quantify its early successes through a wide range of production/field environments. With these early predecessor company successes in microbial enhancement of oil recoveries achievement, and XyclonyX's knowledge of both oil production and the abilities of microorganisms, XyclonyX is confident that this product will grow into a large industry/ market with particular application for heavy crudes.

Hazardous/toxic waste reduction and treatment:
The "Greening of America" has become big business. If one considers the 1980's as the decade of investigation, then, surely, the 1990's and beyond, become the future of implementation, remediation, and reduction/control both here and abroad. In 1991, the Department of Defense (DOD) and the Department of Energy (DOE) segments of the remediation marketplace represented 20% of the expenditures for remediation. Now, however, there is increasing momentum in these (as well as BRAC-Base Realignment and Closure) segments of the environmental industry. Sites studied, now are moving into the remediation phase, with such sites as the Furnald, Ohio and Hanford, Washington, sites far-and-away exceeding the $1 Billion mark, each. Government contracting assignments aside (with XyclonyX's specialized technology and broad-based skills yielding a noteworthy edge), still, the remaining 65% of early-decade expenditures for remediation were made, and continue to be borne, by private industry. After the cleanup and upgrade of leaking USTs (Underground Storage Tanks), what to do with the residual waste and new waste (e.g. PCP, PCB, TCE, non-crop agro-waste), source points will continue to drive the industry forward toward remediation, cleanup, and source reduction. In addition to the basic needs of environmental management and remediation of hazardous and toxic sites, the wastewater treatment and air quality control segments of the industry will forge ahead during the post-early-90's-recession industry recovery and international and solid waste markets should show dramatic expansion.

Agricultural Applications:
While XyclonyX predecessor companies enjoy a long history of success in the specialty agricultural supplement industries utilizing its cultured biological product containing various mixtures of organic and inorganic compounds, soil conditioners, and other products of biological fermentation, it may not aggressively pursue any agricultural markets at this time other than those complementing the waste treatment and odor/pest control lines. The cultured soil amendment product line of XyclonyX's predecessor companies enjoyed a loyal distributor-based following during the late 1960's through the early 1980's. Applications ranged from dramatic field crop performance (e.g. additional cuts from grain fields, improved soybean nitrogen fixation , and average yield increases on cotton crops) to legendary performance in the seed production and floral industry, and enhanced germination in soybeans, milo (sorghum), and sugar cane.

Early safety testing led to test introduction of feed additives (safety control vs. treated groups yielded dramatic weight gain in the treated groups and no pathogenesis) Since this market and its applications are so vast and, at this time, costly to pursue, it may be included in some future marketing efforts related to its application internationally as a nitrogen-based fertilizer supplement or in relation to its feed additive potential in third-world agriculture.

Freshwater and Marine Water Aquaculture
Beyond the basics of cosmetic control of decorative lakes and ponds, the aquaculture/mariculture industries are a traditional extension of these applications. Early applications in decorative freshwater aquaculture habitats (the Santa Barbara, CA/Santa Ynez,/CA ranch of television's star of "Daniel Boone," Fess Parker , and other fish enthusiasts) led to an aggressive application and marketing success of XyclonyX's predecessor companies through its early distributor base. Ultimately, these applications led to more complex aqua/mariculture work focussing on the international cultivated fishery industry---a market XyclonyX fully intends to reenter from both the growth amendment side of the marketplace as well as the cleanup of aquaculture/ mariculture waste by products for enhanced product yield and suppression of pathogenic bacterial growth. The wide-ranging application to finish and shellfish propagation includes bioaugmentation, aeration and biofilters, and thin film introduction for control and reduction of major undesirable organic waste build-ups and gases. XyclonyX foresees a rapid reentry into the live seafood distribution and processing industry, the treatment of growth ponds of fish, shrimp, and bivalves (hatcheries, farms, and beds), public aquaria (commercial, educational, research, preservation oriented), and the private and retail salt and freshwater industries, hobbyists, and breeder/growers.

Use of these efficiency-improving products may also result in reduced water consumption (hence, less shock to the aqua/ mariculture dwellers), reduced aeration, and other related operational improvements.

The microbial technology under development and licensed by XyclonyX meets the requirements of the various industries as well as the EPA provisions for application of naturally occurring and non-genetically modified microbes and provides potential products which are a generation ahead of existing technology in terms of energy efficiency, ease of manufacturing, breadth of usefulness and cost.

Lending, Financial, Insurance, and Legal Industries
Remediation ultimately impacts reuse and/or a property's availability for reuse, resale, or transfer of ownership, not-to-mention, the impacts upon the financing and legal obligations of potentially responsible parties. As recently as 1994, HAZMAT proceedings on military base closures stated that..."No one is entitled to expect 100% certainty in the environmental remediation process"... yet XyclonyX has the opportunity to benefit from one of the longest bioremedial success rates in the industry through its licensing of the firmly based technology and patents it now possesses.

The purchase or management of contaminated industrial property can result in staggering liability to the property owner or manager. Under federal law, an "owner" or "operator" of property is strictly liable for the release of any hazardous substance on or under the property. Further, the current owner or operator may be responsible for the cleanup of all previous contamination if it did not investigate the existence of hazardous substances prior to the purchase. (Baker & McKenzie, ---Environmental Considerations of the Owner or Purchaser of Commercial Property or Businesses in California).

Briefly stated, XyclonyX provides the owner-lender-operator-manager an option in the on-going battle to control costs and provide a clean environment for all parties potentially or wholly liable for the site's contamination remediation. Marketing and Licensing. The key to selling these products is to educate the prospects on the technology benefits, show them why the benefits are greater than the cost to develop equivalent technology in-house, and how they can obtain the proprietary technology quickly and easily for their custom application. GVF has established or will establish in fiscal 1998, the following subsidiaries and their target markets

GVF Subsidiary                       Target Market
Sub-Surface Waste Management        Bio-RaptorTM Bioremediation
                                    Systems for Hazardous Waste
                                    Cleanup
Bio-Con Microbes                    Agricultural Applications,
                                    Freshwater and Marine Water
                                    Aquaculture
Applied Microbic Technology         MEOR: (Microbially Enhanced
                                    Oil Recovery)
SolTech Corporation                 Septic, Domestic Sewage
                                    Systems, Lagoons
XyclonyX                            Research & Development,
                                    Technology Licensing &
                                    Protection, Bug Manufacturing

XyclonyX feels it is well positioned to exploit the vast marketplace via a controlled licensing and microbial production program. This will allow resources to be directed to research and marketing rather than product application, and heavy equipment manufacturing in competing companies.

Marketing Plan: The Company's marketing plan will employ several strategies:

Direct Sales by GVF subsidiary employees. The marketing team of each subsidiary company will directly contact key companies identified in the Bioremediation, MEOR, Waste Reduction, Agricultural, and Aquaculture, markets outlined in the previous section. A technology licensing package will be sold to interested companies using exclusive and non-exclusive agreements depending upon the part(s) of the technology licensed.

Independent Technology Licensing Companies. These companies specialize in licensing technology from patent owners. They solicit interested parties and consummate the "deal" receiving a commission for their efforts.

Foreign Trade Consulates. These individuals represent countries and have lists of companies who may be interested in the technology. They can facilitate direct contact with company and country officials and can help consummate a licensing transaction. They can also help with technology protection in countries outside the US.

World Trade Organization. Membership in this type of organization can facilitate technology transfer within the membership network. Quite often members can transact business quicker in this manner.

World Bank and related international funding agencies have traditionally participated in the planning and funding of site remediation programs (e.g. the World Bank's participation in the U.S./Mexico sewage treatment project, et.al.).

Other Direct Advertising, University Research Funding,
Professional Conference Participation, Humanitarian Participation in support of environmentally responsible projects.

Geographic Market: The company intends to approach the licensing of the XyclonyX and other associated future technologies on a worldwide basis with separate territory licenses by country and by product line within country. Initial efforts will be within the United State and countries which have mutual trade relations with the US.

Pricing: The unique technology licensed by the company has a manufacturing cost substantially lower than existing microbial technology, yet the products can be produced easily in less developed nations where high technology may be scarce. Cost conscious end users will be demanding low cost, ease of application and high efficiency for their applications. Consequently the microbial technology should have a high intrinsic value for companies who know how to exploit its use.

Future Market Opportunities: XyclonyX will seek to increase sales in the future using two strategies. First the company will maximize sales of its microbial technology in as many countries and product lines as possible. Second, the company will develop additional technology centered around the existing technology and market these to existing customers and new ones. Thus the future strategy will be to expand geographically and along product lines.

Time Table: The company is on a specific timetable to re-enter the markets previously exploited by entities owned by current management. The first priority is to raise operating capital, initiate sales efforts, set up administrative and production facilities, develop strategic alliances and further endorsements. This technology will then be licensed to a major manufacturer for a substantial licensing fee and an on-going royalty. These new territories and licensees will pay initial license fees and on-going royalties which will bring additional revenue to the Company.

Competitive Overview
Many companies are currently involved in manufacturing products, product components and/or product designs using microorganisms and related environmental bioremediation-type technology. The products of XyclonyX, are unique collections of microbial cultures developed over thirty years. They can be used in five currently defined markets and have been tested in many more, but, to date, have not been commercially exploited in these "lab tested", markets. With further enhancement and refinement, the XyclonyX products could be technologically superior to any known existing cultures.

Core Competency
The core competency of the company is manifested in the talents, skills, technical knowledge and entrepreneurial drive of its leadership and support staff personnel and its growth strategy in the future. The Company has assembled a core team of management, technical talents, marketing and creative skills, and technology which will become the nucleus for the future success of the company.

XyclonyX's CEO is Mery Robinson, MSES/DEnv, featured in both the Los Angeles and San Diego Business Journal's Book of Lists of regionally largest companies. Featured under the Largest Environmental Consultants as well as Largest Woman-Owned Businesses, Robinson has also been published on environmental issues, and served on local, regional, and national boards on environmental issues. The Bio-RaptorTM was also nominated for UCSD's High Technology Connect Consortium's "Most Innovative New Product Award" in the 1994 Environmental category. She has had significant experience and has been responsible for national/ international patenting/licensing of proprietary processes and technologies of high technology manufacturing operations.

Robinson holds a Master of Science/Environmental Science (MSES), a Doctorate in Environmental Science and Engineering (DEnv), has attended the NFWBO-sponsored/Wharton Graduate School of Business/ Entrepreneurial Mini-MBA program, and has been a major "builder" of several successful environmental and microbial firms over the past three decades.

Robinson is building the Company around its core concept of personalized, local and regional service, products, and technical support. Additionally, the Company will serve as the source-point for specialized environmental remediation, engineering, and habitat restoration services. Because Robinson enjoys many years of on-going relationships with primary oil and gas customers, public utilities, municipalities, and industry in general, XyclonyX feels it can offer a wide range of services, in cooperation with these fellow service providers, at profit margins more favorable than might be available for larger, more multi-layered organizations.

XyclonyX's breakthrough technology, management posture and prior successes have built a strong foundation for successful future sales and earnings.


XyclonyX was incorporated in 1997 under the laws of the state of Nevada, and is currently in the startup stage of development having licensed microbial technology and associated patents. XyclonyX, headquartered in La Jolla, CA, is licensing its technology and seeking additional licensees and customers for it's The Bug LadyTM product line of unique microbial products for a wide variety of applications requiring products that are environmentally friendly, meet governmental standards are easy to apply and yield quick results at affordable prices.

Growth Strategy: The company will compliment the talents of Robinson through the acquisition of associate scientists, chemists, technologists, and engineering technicians. Additional technical assistance will come from outside laboratories, universities and independent contractors and consultants. As the technology is further developed and refined or acquired it will be researched and developed for commercial and consumer applications, protected by appropriate patents and trade secrecy agreements, and prepared for licensing and sale by the marketing team. Restricted access, disclosure agreements and other security measures will ensure the technology and business strategies are protected.

Success Formula
The Company believes its success is a mixture of leading-edge technology, good management, top-notch technical people, key advisors, strategic alliances, outside endorsements of the product, and technology protection via patents, trademarks, licensing agreements and trade secrecy agreements. Each of these areas contributes to the "success formula" developed by the company and creates a unique knowledge system which is very valuable and not easily replicable by others.

Strategic Alliances
The company intends to enter into strategic alliances and associations with others when it is beneficial for both parties. Such associations can provide: endorsements for the microbial Technology, technical validation of measured phenomena for technical market applications and sales purposes, and financial rewards for involved parties in terms of licenses and technology exploitation.

XyclonyX has established alliances with Solmar Corporation and is negotiating with various other key companies.

Endorsements: The Company is engaged in the educational and advocacy-building activities which will lead to professional, educational, business, environmental, and utility-provider endorsements. As these entities are further introduced to the merits of the technology under development, its wide application potential, and attendant environmental and energy production enhancement and cost savings, their endorsement of the products will follow and further fuel the success of the Company.

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

Employees
As of September 30, 1997, the Company had 2 employees. The
Company's employees are not represented by a labor union and the Company believes its employee relations are good.

Continuation Of Business
In order for the Company to be successful, additional funding will be required. The Company had no revenues from the environmental technology business in fiscal 1997, but expects significant revenues in 1998. The company intends to raise additional working capital by the sale of common stock, borrowings and/or possible licensing of its developed business arrangements (See further discussion under "Management Discussion and Analysis" section). The failure of the company to successfully obtain additional funds may jeopardize its existence.

Item 2.   Description of Properties
GVF is currently searching for office space to set up administrative and production facilities in the San Diego area. With a large biotechnology contingent in the area, people, facilities and resources are plentiful. XyclonyX requires 5,000 to 20,000 square feet for initial production, ramping up to a larger facility and/or the use of external, outsourced fermentation capacity as the business grows. GVF currently rents a facility from Robert Brehm, its CEO for $500 per month.

Item 3.   Legal Proceedings
There are no known legal proceedings to which the Company is a party as of September 30, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders
None.  No matters were submitted to a vote of the Registrant's
Security holders during the year ended September 30, 1997.

                          PART II

Item 5.   Market for Registrant's Common Equity and Related
Stockholder Matters.

Market for Registrant's Common Equity and Related Stockholder
Matters.
The Registrant's stock is currently quoted on the Over The
Counter Bulletin Board under the symbol "BUGS".

Bid and Ask Prices
Period                        High           Low
September 30, 1997            $3.00          $.05
June 30, 1997                $11.20         $1.20
March 31, 1997               $35.00        $10.50
December 31, 1996            $75.00        $17.50
Year ended September 30, 1996 None           None
Year ended September 30, 1995 None           None

The stock resumed trading on November 14, 1996.
The company did a 1 for 20 reverse split effective August 20, 1997.
All hi/low prices reflect the 1 for 20 reverse split

The number of registered certificate holders in each class of stock as of September 30, 1997 is as follows:

Common: 621; Series II Preferred: 69; Series B Preferred: 40;
Series C Preferred: 16; Series D Preferred: 19

Description of Common and Preferred Stock
The authorized capital stock of the company consists of 150,000,000 shares of Common Stock, $.0001 par value and 20,000,000 shares of Preferred Stock, $.10 par value.

The following summary of certain terms of the Common Stock does not purport to be complete and is subject to, and qualified in its entirety by, the provisions of the Company's Certificate of Incorporation and By-laws, which are included as exhibits to the Annual 10KSB.

Common Stock
As of September 30, 1997, there were 1,447,929 shares of Common Stock outstanding. Holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding Common stock, if any. Holders of Common Stock have no right to convert their Common Stock into any other securities. The Common Stock has no preemptive or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of Common Stock are, and the Common Stock to be outstanding upon completion of this Offering will be, duly authorized, validly issued, fully paid and nonassessable.

Preferred Stock
The Board of Directors has the authority, without further action of the stockholders, to issue up to 20,000,000 shares of non-voting Preferred Stock, $.10 par value, as follows:

500,000 shares have been designated as Series II, of which 22,519 shares of Series II are currently issued and remain outstanding. Each share of Series II preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series II preferred share may be converted to Common stock after a specified holding period as follows: after one year, two shares of Common stock; after two years, five shares of Common stock; after three years, ten shares of Common stock. In November 1996, the Board of Directors changed the conversion schedule as follows: Commencing January 1, 1997, each shareholder shall be entitled to convert 250 shares (or 5%) of each 5,000 share unit to 2,500 shares of common stock. The shareholder shall be entitled to convert the balance of each unit of Series II Preferred shares at the conversion rate of 475 shares of each unit during each six month period thereafter beginning July 1, 1997.

500,000 shares have been designated as Series B, of which 18,655 shares of Series B are currently issued and remain outstanding. Each share of Series B preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series B preferred share may be converted to Common stock after a specified holding period as follows: after one year, two shares of Common; after two years, five shares of Common stock. In November 1996, the Board of Directors changed the conversion schedule as follows: Commencing January 1, 1997, each shareholder shall be entitled to convert 250 shares (or 5%) of each 5,000 share unit to 1,250 shares of common stock. The shareholder shall be entitled to convert the balance of each unit of Series B Preferred shares at the conversion rate of 475 shares of each unit during each six-month period thereafter beginning July 1, 1997.

50,000 shares have been designated as Series C, of which 3,240 shares of Series C are currently issued. Each share of Series C preferred stock is entitled to preference upon liquidation of $100 per share for any unconverted shares, and the liquidation preference is junior only to that of all previously issued preferred shares. Each Series C preferred share may be converted to 100 shares of Preferred stock after a specified holding period of one year.

50,000 shares have been designated as Series D, of which 17,138 shares of Series D are currently issued and remain outstanding. The Series D preferred stock carry no liquidation preferences and is subject to forfeiture prior to conversion. Each Series D preferred share may be converted to 100 shares of Preferred stock after a specified holding period of one year.

The Company has reserved 17,500,000 shares of its $.0001 par value Common stock for conversion of Preferred stock and exercise of stock options.

The Board of Directors of the Company has authority to issue all or a portion of the authorized but unissued preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series. The issuance of Preferred Stock could adversely affect the voting power of holders of Preferred Stock and could have the effect of delaying, deferring or preventing a change in control of the Company.

Options and Warrants
Various options were granted to individuals during the period ended September 30, 1997. These options are described more fully in the footnotes of the financial statement for the period ending
September 30, 1997.

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

Item 6.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview
During Fiscal 1996 and 1997, GVF attempted to enter the prepaid cellular communications market with operations of Allcell in Atlanta Georgia, Cellular 99 of Houston and a national support center in Las Vegas. After numerous attempts at starting retail cellular operations, and a failure to raise sufficient operating capital, the company was on the verge of bankruptcy in July 1997. At that time Robert Brehm took over as President, and redirected the company into the environmental technology field with an acquisition of XyclonyX and out of the tending to periods as long as ten months into 1998. This amount was expended due to the lack of revenue in GVF in 1997 in the environmental industry.
The conservative nature of management has elected to expense these prepaid contracts in 1997. The second component is the difference obtained from the first subtracted from $956,900 or $421,900. This number should actually be compared to the September 1996 Selling, General and Administrative (S, G & A) total of $107,700 to arrive at a similar comparison of an increase in S, G & A in 1997 of $314,200 for similar expenses.

Interest expense for related parties increased $11,700 in 1997 to $22,100 up from $10,400 in 1996. This increase was primarily due to interest incurred for related parties including the loan payoffs to First Venture Group, Inc. and Vintage Group, Inc. which were controlled by Roger Knight, President, and loans to Roger K. Knight.

Interest expense in 1996 was $94,800 which was an increase of $93,700 from the $1,100 incurred in 1996. This interest was incurred with creditors, accounts payable and notes payable.

As a result of the above-mentioned expenses, Net Losses from Operations increased $954,600 in 1997 to ($1,073,800), up from a loss of ($119,200) in 1996.

There was no provision for income taxes during the years 1996 or 1997 as no taxable income was generated.

There was a loss from discontinued operations in 1997 totaling
$211,200 representing net losses of Cellular 99 of Houston. GVF has also booked a $42,200 expense from the expected loss on disposal of the Houston Operation which includes expected expenses through October 31, 1997, the effective date the operation was sold to its existing management.

There was no extraordinary item in 1997 and therefore a decrease in extraordinary items of $16,800 from 1996 levels.

The Company has experienced total net losses of $1,327,200 for the year ended September 30, 1997, and has experienced total net losses of $319,500 for the year ended September 30, 1996, and has a stockholder's deficit of $174,700 as of September 30, 1997. As noted above $535,000 of the current year's loss was attributable to the expensing of the prepaid contracts. The company fully expects the value of these services to significantly surpass the value of the amount expended in the 1998 fiscal year. The Company is planning on raising additional capital through the issuance of stock in a private placement or public offering. Based on the current status of the Company, additional capital will be required in order for the Company to complete any business acquisitions or development, or to maintain their ongoing operations.

Liquidity and Capital Resources
Cash and equivalents totaled $49,800 and $1,700 at September 30, 1996 and 1997 respectively. During the year ending September 30, 1997, net cash used by operating activities totaled $356,200.

Net cash provided by investing activities in 1997 totaled
$308,100 compared to $291,500 in 1996.

The above cash flow activities provided a net cash decrease of $48,100 in 1997 compared to a net cash increase of $49,700 in 1996.

Total stock issued in exchange for the extinguishment of debt was $317,800 in 1997 compared to $92,200 in 1996. The net stock issued in exchange for the acquisition of subsidiaries was $36,200 for XyclonyX in 1997 and $28,300 for AllCell in 1996.

Net Working Capital (Current Assets less Current Liabilities) was
$15,300 in 1996 and ($210,900) in 1997, which includes an entry of $79,600 for the net liabilities of the discontinued Cellular
99 of Houston operation.

Long term debt was $0 in 1997 and $298,700 in 1996. The decrease was attributed to the conversion of debt to equity during the last quarter of fiscal 1997.

Total Stockholders' equity increased to a smaller deficit of ($174,700) in 1997 from ($280,400) in 1996. Stock options increased from $30,000 in 1996 to 187,700 in 1997 and Additional paid in capital increased to $1,928,000 or an increase of $1,274,300 over the $653,700 value on September 30, 1996.

During February, 1997, the Company sold 14,400 shares of common stock with warrants to purchase 9,350 shares of common stock at $60.00 per share pursuant to a private placement offering as permitted under Regulation D of the Securities Act of 1933 related to transactions not involving a public offering. The net proceeds to the Company after issuing costs was $225,600.

Non-cash investing and financing activities Common Stock
Transactions during the year ended September 30, 1997

During July, 1997, the Company issued 40,000 shares of common stock for finder's fees related to assisting the Company in obtaining financing. All exchanges were valued at approximately
$.01 per share.

During July, 1997, the Company issued 250,000 shares of common stock to the President of the Company in exchange for his acceptance as President of the Company. The exchange was valued at approximately $.20 per share.

During August, 1997, the Company issued 14,667 shares of common stock in exchange for various services. All exchanges were valued at approximately $.50 per share.

During August, 1997, the Company issued 60,000 shares of common stock to a creditor in exchange for debt owed by the Company in the amount of $54,111. The exchange was valued at approximately
$.90 per share.

During September, 1997, the Company issued 560,000 shares of common stock in exchange for various services. All exchanges were valued at approximately $1.00 per share.

Preferred Stock transactions during the year ended September 30, 1997 During November 1966, the Company issued 113 shares of Series C preferred stock to three employees in lieu of a cash salary payment and 12 shares of Series D preferred stock to a consultant for services. All exchanges were valued at approximately $4 per share.

Throughout the year ended September 30, 1997, certain stockholders exercises their preferred stock conversion rights and the Company issued 119,736 shares of common stock in exchange for the cancellation of 1,231 shares of Series II preferred stock, 1,235 shares of Series B preferred stock and 1,000 shares of Series D preferred stock.

During April, 1997, the Company issued 125 shares of Series C preferred stock to two employees in lieu of a cash salary payment. All exchanges were valued at approximately $4 per share.

During July, 1997, the Company issued 12,500 shares of Series D preferred stock to five employees in lieu of a cash salary payment. All exchanges were valued at approximately $1 per share.

During July and August, 1997, the Company issued 100 shares of Series C preferred stock and 4,600 shares of series D preferred stock for finder's fees related to assisting the Company in obtaining financing. All exchanges were valued at approximately $1 per share.

Preferred Stock transactions during the year ended September 30, 1996 In March, April and May, 1996, the Company issued 4,668 shares of Series B preferred stock to certain creditors in exchange for debts owed by the Company in the amount of $92,200. All exchanges were valued at approximately $20 per share.

In February and September, 1996 certain stockholders exercised their preferred stock conversion rights and the Company issued 85,000 shares of common stock in exchange for the cancellation of 1,250 shares of Series II preferred stock, 2,500 shares of Series B preferred stock and 600 shares of Series C preferred stock.

To date the Company has financed its operations principally through borrowings and private placements of equity securities and debt. The Company will need additional capital to continue its existence and will endeavor to raise sufficient funds through the sale of shares, or other means.

Future Funding Requirements
The Company's working capital and other capital requirements during the next year or more will vary based on a number of factors, including the rate at which customer demand is generated for bug sales, the size of bug manufacturing facility that can be build given the constraints of capital and equipment lead time.

Factors Affecting Future Performance
From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the impact of competitive products and services, technological changes in the Company's industry, the ability of the Company to develop and successfully deploy it's manufacturing operation, the Company's ability to attract and retain customers, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products and services and other risks detailed from time to time in GVF's filing with the Securities and Exchange Commission. These risks could cause the company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, GVF.

Significant Accounting Issues
Accounting Treatment of Discontinued Operations:
The discontinuance of the Cellular 99 of Houston operations has been treated as discontinued operations expense of $253,400 for the 1997 fiscal year.

The discontinuance of the AllCell operations in Atlanta have been treated as discontinued operations expense of $217,100 for the 1996 fiscal year.

Private Placement Offering Anticipated
During the first half of fiscal 1998, GVF intends to offer (the "Offering") for sale up to 15,000 shares of Series C, preferred stock at $50 and $75 per share, with each share convertible into 100 shares of common stock twelve months after issuance. The expected offering price is not based upon any appraisal or estimate of the earnings potential of the Company, and should not be considered an indication of the value of the Common Stock before or after the Offering. The shares sold in the offering will be restricted shares subject to Rule 144.

THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL ACTUALLY MAKE THE OFFERING, OR IF IT IS DOES MAKE THE OFFERING, THAT IT CAN RAISE ALL OR A PORTION OF THE FUNDS PRESENTED IN THE PRIVATE OFFERING MEMORANDUM. FAILURE TO RAISE THESE FUNDS COULD HAVE A MAJOR ADVERSE EFFECT ON THE OPERATION OF THE COMPANY.

Subsequent Events (after September 30, 1997)
Company appoints new Director
Mery Robinson, President of XyclonyX was appointed a Director of Global Venture Funding, Inc. on November 4, 1997.

Item 7.   Financial Statements and Supplementary Data.

    Please refer to pages A-1 through A-17.

Item 8.   Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure

During the period from October 1, 1995 to September 30, 1997, the
Company had no disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure.

John M. Hanson & Company, P.C., Certified Public Accountants, Denver, Colorado conducted their independent audit for fiscal year ended September 30, 1993. The accounting firm was dismissed due to the fact that the Company was in an inactive status and had no funds available for the audit for fiscal years ended September 30, 1994 and 1995. The accountant's report for the fiscal year ended September 30, 1993 did contain an unqualified going concern opinion, however, there were no disagreements with the accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, the decision to change auditors was approved by the Board of Directors in 1996.

On April 24, 1996, the Company engaged the accounting firm of Gilbert & Company, Certified Public Accountants, for the purpose of conducting an independent audit of the Company for fiscal years ended September 30, 1994 and 1995, respectively. On August 30, 1996, the Company received a letter of resignation from the accounting firm of Gilbert & Company. The accountant's reports for the fiscal years September 30, 1994 and 1995 contained an unqualified going concern opinion regarding the Company's ability to continue as a going concern. At this time the Company is unaware of any disagreements with the accountant on any matter of accounting principles or practices, or financial statement disclosure in connection with the reports for those two years. The previous accountant believes that the resignation was necessary because of post-audit accounting fees unpaid at the time he dual dated the audit report for the fiscal year ended September 30, 1995 and filed with an Amended Form 10-KSB, and therefore placing the accountant in a position whereby there could be a possibility that the firm was not independent. The Company does not agree with the accountant on the issue of whether or not the firm was independent.

The Company subsequently engaged the accounting firm of Bradshaw, Smith & Co., Las Vegas, Nevada for the purpose of auditing the financial statements for the fiscal years ended September 30, 1995, 1996 and 1997.

                           PART III

Item 9.   Directors and Executive Officers of the Registrant
As of September 30, 1997, GVF and its subsidiary had 2 employees. By September 30, 1998, the Company expects to significantly increase the number of employees in the Company and its subsidiaries. A new officer was appointed as of July 18, 1997. Robert Brehm, CEO, Treasurer and Chairman of the Board of Directors. His addition to the company could significantly enhance operating results in fiscal 1997 and beyond. On November 3, 1997, Mery Robinson was appointed a Director of GVF, replacing Sy Phillips.

Directors and Executive Officers of the Registrant.
The Directors, Executive Officers of GVF are as follows:

      Name                         Position
Robert C. Brehm               Chairman/CEO/Treasurer
Mery Robinson                 Director
Roger K. Knight               Director
Silas A. Phillips             Secretary

Each director holds office until the next annual meeting of shareholders and until his or her successor has been elected and
qualified.   Each executive officer holds office at the pleasure
of the Board of Directors and until his or her successor has been elected and qualified. A brief background of each officer is given below:

Robert C. Brehm was hired as President and Treasurer effective July 18, 1997. Mr. Brehm has a double engineering degree in electrical engineering and computer science and an MBA from UC Berkeley in Finance and Accounting. Mr. Brehm has owned several software companies, a finance company and fully understands the technical issues of the personal communications services business as well as the business, marketing and financial requirements for success in a public enterprise. His skill, knowledge and experience will be invaluable for the rollout of the company. Mr. Brehm also worked as a consultant to the Company through his consulting firm, Robert C. Brehm Consulting, Inc.

Mery Robinson , Director - Dr. Robinson holds a Master of Science/Environmental Science(MSES), a Doctorate in Environmental Science and Engineering(DEnv), has attended the NFWBO-sponsored/ Wharton Graduate School of Business/Entrepreneurial Mini-MBA program, and has been a major "builder" of several successful environmental and microbial firms over the past three decades. Here technical and business experience will contribute directly to bottom line results.

Roger K. Knight has experience in identifying business candidates for acquisitions. He served as president from January of 1995 through October 1996. Mr. Knight retired from the U.S. Navy as a Captain in July, 1965. Mr. Knight has been involved in retail operations since the mid-1970's and his experience will be beneficial to the Company.

Silas A. Phillips has served as a Director of the Company since January 1, 1995. Mr. Phillips holds a degree from Wichita State University in International Business. Mr. Phillips uses his analytical skills in assisting the President in evaluating possible business mergers and acquisitions.

There are no family relationships among the directors and executive officers of the Company.

The executive officers and directors of XyclonyX are:
Mery, Robinson, Chairman of the Board, Chief Executive Officer. XyclonyX's CEO is Mery Robinson, MSES/DEnv, featured in both the Los Angeles and San Diego Business Journal's Book of Lists of regionally largest companies. Featured under the Largest Environmental Consultants as well as Largest Woman-Owned Businesses, Dr. Robinson has also been published on environmental issues, served on local, regional, and national boards on environmental issues. The Bio-RaptorTM was also nominated for UCSD's High Technology Connect Consortium's "Most Innovative New Product Award" in the 1994 Environmental category. She has had significant experience and has been responsible for national/international patenting/licensing of proprietary processes and technologies of high technology manufacturing operations.

Robert C. Brehm, Secretary, Treasurer, Director.

The acting executive officers and directors of Sub-Surface Waste
Management are:
Mery, Robinson, Chairman of the Board, Chief Executive Officer
Robert C. Brehm, Secretary, Treasurer, Director.

Item 10.  Executive Compensation
Executive Compensation.
There was no compensation paid to any of the officers or directors for the fiscal years ended September 30, 1996, 1997 in excess of $100,000. Mr. Brehm, through September 30, 1997, did not receive any cash compensation from GVF and no other officers or directors were paid in excess of $100,000. Mr. Brehm's firm, Robert C. Brehm Consulting, Inc. was previously retained by GVF for Investor Relations.

                       Fiscal 1997
                   Annual Compensation  Long Term Compensation
=================================================================
Name and Principal
Position (1)             Year     Salary   Bonus(2)   Securities
                                                      & Options
=================================================================
Robert C. Brehm,
President/Treasurer    Current   $15,000              Options on
                                                   125,000 shares
                                                  of common stock
                                                  at $1.00. 5,000
                                                  shares of Prefd
                                                     Series D
=================================================================
Silas Phillips,
 Secretary             Current   $7,675
=================================================================
Robert Dolan,
Ex President (3)       Current   $33,000   0        0
=================================================================
Roger K. Knight,

Ex President           Current     0        0        0
                        1996       0
=================================================================
Conrad Nagel,
 Treasurer             Current    $1,662


(1) See "Management - Directors and Executive Officers of the Registrant" for the title of each position held by the named Executive Officers.
(1) Bonus to be determined based on net income before taxes of each fiscal year.
(2)  $23,000 payroll and $10,000 to an entity controlled by Mr.
Dolan.

Employment Agreements
GVF has an employment agreement with Robert C. Brehm, president which provides for employee benefits, car allowance, a $90,000 first year salary and 5,000 shares of Series D Preferred Stock. The agreement is for two years and is renewable thereafter.

Compensation of Directors
Members of the Board of Directors are not compensated for serving as directors of GVF.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

PRINCIPAL SHAREHOLDERS
The Company has approximately 766 owners of record and, it believes in excess of 1,000 beneficial owners of the Company's stock exist as of September 30, 1997.

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth information, as of September 30, 1997, with respect to the beneficial ownership of the Company's Common and Preferred stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding voting Common stock of the Company and by Directors and executive officers of the Company for all Preferred Classes,, both individually and as a group:

Title of Class   Beneficial Owner  Amount and Nature  Percent of
                                  of Beneficial owner  Class
Common         Robert C. Brehm     133,612(1)           7.8%
             6965 El Camino Real, (Officer/Director)
                 #105-279
             Carlsbad, CA 92009
================================================================
Common        Robt C. Brehm         250,000(1)         14.5%
             Consulting, Inc.      (Officer/Director
           6965 El Camino Real,      control)
                 #105-279
           Carlsbad, Ca 92009

=================================================================
Common    Mery C. Robinson          275,000(2)          16.0%
          6965 El Camino Real,     (Director)
                #105-279
          Carlsbad, CA 92009
=================================================================
Common    Cellular 99, Inc.         10,000 (3)           <1.0%
         2712 Echo Mesa Drive     (Director Control)
         Las Vegas, NV  89134
=================================================================
Common   First Venture Group, Inc.    1,250 (3)           < 1%
         2712 Echo Mesa Drive     (Director Control)
         Las Vegas, NV  89134
=================================================================
Common   Vintage Group, Inc.         15,378 (3)           < 1%
         2712 Echo Mesa Drive     (Director Control)
         Las Vegas, NV  89134
=================================================================
Common   Silas Phillips               10,000               <1.0%
       628 Las Vegas Blvd, S        (Officer)
       Las Vegas, NV  89101
=================================================================
Common   Roger K. Knight           25,000 (3)               1.5%
         2712 Echo Mesa Drive      (Director)
         Las Vegas, NV  89134
=================================================================
Common  Marc L. Baker               400,000                 23.3%
        Consulting, Inc.          (greater than 5%)
        2966 NW 91st Ave.
      Coral Springs, FL  33065
=================================================================
Series II Preferred (4)               200 (5)                < 1%
          Silas Phillips            (Officer)
      628 Las Vegas Blvd, South
        Las Vegas, NV  89101
=================================================================
Series B Preferred (4)             1,500 (3)(8)              8%
        Roger K. Knight            (Director)
      2712 Echo Mesa Drive
      Las Vegas, NV  89134
=================================================================
Series C Preferred (4)            2,150 (3)                  52%
        Roger K. Knight            (Director)
     2712 Echo Mesa Drive
     Las Vegas, NV  89134
=================================================================
Series C Preferred                 850 (3)                   20%
     Vintage Group, Inc.       (Director Control)
    2712 Echo Mesa Drive
    Las Vegas, NV  89134
=================================================================
Series C Preferred                 37 (5)                    <1%
      Silas Phillips             (Officer)
    628 Las Vegas Blvd, South
     Las Vegas, NV  89101
=================================================================
Series D Preferred (4)            5,000 (1)                28.8%
      Robert C. Brehm         (Officer/Director)
    6965 El Camino Real,
        #105-279
     Carlsbad, CA 92009
=================================================================
Series D Preferred (4)            1,000                    5.8%
      Silas Phillips             (Officer)
    628 Las Vegas Blvd, South
     Las Vegas, NV  89101
=================================================================
Series D Preferred (4)             3,000                    17.3%
      Roger K. Knight            (Director)
    2712 Echo Mesa Drive
    Las Vegas, NV  89134
=================================================================
Series D Preferred (4)            2,500 (2)                14.4%
     Mery C. Robinson             (Director)
    6965 El Camino Real,
         #105-279
     Carlsbad, CA 92009
=================================================================
Common Stock & Equivalents     2,190,940 (6)                54%
   All Officers & Directors
   as a group ( 4 persons)
=================================================================

Notes: Percentages above are based upon 9/30/97 amounts of 1,447,929 Common shares outstanding, Common stock options of 270,500 shares, Preferred Stock Series II of 22,519 shares; Preferred Stock Series B of 18,655 shares; Preferred Stock Series C is 3,240 shares; and Preferred Stock Series D of 17,138 shares. Totals assume all stock options are exercised.

Common shares and options outstanding is 1,718,429. Total common stock and common stock equivalents is 4,074,694.

* Unless otherwise indicated in the footnotes below, each person has sole voting and dispositive power over the shares indicated.

(1) Mr. Brehm is Chairman, CEO and Treasurer of the Company and these shares consist of 258,612 shares of Common stock, 125,000 Common Stock Options, and 5,000 shares of Series D Preferred convertible into 500,000 shares of common stock. The stock is owned by entities controlled by Mr. Brehm. Mr. Brehm has sole voting power over 883,612 shares or 22% of the Common Stock and equivalents.

(2) Mery Robinson holds 250,000 shares of Common Stock received for a stock for stock purchase of XyclonyX and 2,500 shares of Series D Preferred stock. Ms. Robinson is a Director and has control of 525,000 shares of common stock and equivalents or 13% of total common stock and equivalents.

(3) Mr. Knight is a shareholder of the Company and holds sole voting and dispositive power over 340,927 shares of stock (15% of common stock & equivalents) due to the fact that he personally owns preferred and common stock and he is President of Global Management Group, Inc., First Venture Group, Inc., Vintage Group, Inc., and Cellular 99, Inc. which hold shares as indicated in the table above. For purposes of determining percent of class of beneficial owners, GVF calculated each of the corporation's percentage of ownership individually. Mr. Knight is a Director.

(4) The Series II Preferred Stock, can be converted to Preferred stock at the conversion rate of 10 shares of Preferred stock for each share of Series II Preferred stock.
The Series B Preferred Stock can be converted to Preferred stock at the conversion rate of 5 shares of Preferred stock for each share of Series B Preferred stock.
The Series C Preferred Stock can be converted to Preferred stock at the conversion rate of 100 shares of Preferred stock for each share of Series C Preferred stock.
The Series D Preferred Stock can be converted to Preferred stock at the conversion rate of 100 shares of Preferred stock for each share of Series D Preferred stock.

(5) Silas Phillips is Secretary of Global Venture Funding, Inc.

(6) For purposes of determining the percentage of class and total for all officers and directors, the Company assumed that all officers and directors converted preferred stock to Common stock and/or exercised options to purchase additional shares.

                  All Officers & Directors
Name and Address (1)   Number of Common          Percent of Class
                        Voting Shares             Beneficially
                      Beneficially Owned              Owned
===============================================================
Robert C. Brehm,          383,612                      22%
President/Director
===============================================================
Silas Phillips,           10,000                       <1%
Secretary
628 Las Vegas Blvd, South
Las Vegas, NV 89101
================================================================
Roger K Knight,            51,628                      3%
Director
2712 Echo Mesa Drive
Las Vegas, NV 89134
================================================================
Mery Robinson,            275,000                      16%
Director
================================================================
All Directors and
Named Executive Officers   720,240                      42%
as a group (4 persons)(3)
=================================================================

** All of the above calculations were made on an individual basis. Therefore the sums do not equal the totals.
(1) Unless otherwise indicated, the address of each named holder is c/o Global Venture Funding, Inc., 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within sixty (60) days, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any one person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named have sole voting and investment power with respect to the shares of Preferred shown as beneficially owned by them.
(3) Computations based upon 1,447,929 common shares and common stock options for 270,500 shares

Item 12.  Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS

Certain Relationships and Related Transactions.
Notes payable
Certain officers and/or directors to the Company have at various times loaned funds directly, or entities they controlled loaned funds to the corporation which funds are interest bearing. During fiscal 1996 and 1997, the following parties loaned funds to
Global:
Person/Entity         Amount of Loans          Terms
Roger K. Knight(1)       $184,000          10% interest,18 months
Vintage Group, Inc.(2)   $ 79,700          10% interest,18 months
First Venture
    Group,Inc.(3)        $ 94,000          10% interest,18 months

(1) In September of 1997, the balance of these notes was converted to 2,000 shares of Series C Preferred Stock and the notes cancelled.
(2) In September of 1997, the balance of these notes was converted to 850 shares of Series C Preferred Stock and the notes cancelled.
(3) During fiscal 1997, the balance of these loans were paid off entirely.

Consulting Agreements
On July 26, 1996, the Company issued options to purchase 15,000 common shares to Robert C. Brehm Consulting, Inc. in exchange for a management consulting agreement scheduled to terminate on May 26, 1997. The option agreement provided for an exercise price of $2.00 per share commencing July 26, 1996 until July 26, 1998 or 24 months after the filing and acceptance of this issuance with the Securities and Exchange Commission, whichever date is later. The number of shares issuable under the agreement are subject to adjustment to take into account reorganizations, recapitalization, mergers or other similar corporate events. In addition, the Company has agreed to reserve 15,000 shares of its $.0001 par value common stock for the exercise of this option. This agreement was valued at $30,000 and was amortized over the life of the consulting agreement. The option was exercised in December 1996.

License Agreements
During the quarter ended June 30, 1996, the Company entered into an agreement with Cellular 99, Inc., a Nevada Corporation under the control of the President of the Company at the time, whereby it obtained an exclusive license to rent cellular phones in the state of Illinois, suing the proprietary marketing technology of Cellular 99. The Company exchanged 500 shares of Series D preferred stock for these licensing rights. The rights were valued at $1,000 or $2.00 per share. These shares were subsequently converted to 50,000 shares of common stock and returned to the Company and as treasury stock as Illinois operations were never pursued.

During the quarter ended December 31, 1996, the Company entered into a similar agreement with Cellular 99, Inc. as previously described for licensing rights in the state of Texas. The company exchanged 500 shares of Series D preferred stock for these licensing rights. The rights were valued at $1,000 or $2.00 per share. These shares were subsequently converted to 50,000 shares of common stock. 40,000 shares were returned to the company as treasury stock as only a portion of the state of Texas operations were pursued.

Office Space and administrative support
During 1996, the Company was provided office space and other administrative support services at no cost to the company by various corporations under the control of the president of the Company at the time. A principal stockholder. The value of these services totals $7,900 and has been recorded as a capital contribution by the principal stockholder.

Legal Fees
Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years. During the years ended September 30, 1997 and 1996, fees and other expenses charged by these firms totaled approximately $23,100 and $31,700, respectively. As of September 30, 1997, amounts due these firms totaled $12,300.

Subsidiary Acquisition
In August 1997, GVF acquired XyclonyX from Mery Robinson, a microbial technology company with headquarters in La Jolla, CA. The agreement calls for the exchange of 250,000 shares of the Company's Common Stock. Dr. Robinson and other patent holders are the licensor of the technology to XyclonyX and they collectively receive a royalty from gross sales of XyclonyX.

Item 13. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a) Financial Statements - Independent Auditors Report; Balance Sheets as of September 30, 1997 and 1996; Statements of Operations for the years ended September 30, 1997 and 1996; Statements of Changes In Stockholders' Equity for the years ended September 30, 1997, 1996; Statements of Cash Flows for the years ended September 30, 1997 and 1996; Notes to Financial Statements for the years ended September 30, 1997 and 1996

(b)  Reports on Form 8-K -dated September 18, 1997, August 18,
1997, April 25, 1997 and November 18, 1996.

(c) A registration Statement on Form S-8, respecting the registration of shares of the Common stock of the Company issued under the employee benefit plans named on the front cover page of the registration statement was filed with the Securities and Exchange Commission on November 20, 1996 under SEC File No. 333-16467. An additional registration Statement on Form S-8 respecting the registration of shares of the common stock of the Company issued under the employee benefit plans named on the front cover page of the registration statement was filed with the Securities and Exchange Commission on January 16, 1997 under SEC File No. 333-19881. An additional registration statement on Form S-8. respecting the registration of shares of the common stock of the Company issued under the employee benefit plans named on the front Cover page of the registration statement filed with the Securities and Exchange Commission on September 25 ,1997 under SEC File No 33-36333 An additional, registration Statement on Form S-8 respecting the registration of shares of the Common stock of the Company issued under the employee benefit plans named on the front cover page of the registration statement was filed with the Securities Exchange Commission on December 23, 1997

(d) Subsidiaries of Registrant as of September 30, 1997 -
XyclonyX - 100% owned.

(e) Exhibits
Exhibit
Number                Description
3.1       Articles of Incorporation (1)

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



                 Global Venture Funding, Inc.


Date: 02/02/98                  By: /s/  Robert C. Brehm
                               Robert C. Brehm, President



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Robert C. Brehm    President, CEO, Treasurer    02/02/98
 Robert C. Brehm            and Director

 /s/ Roger K. Knight    Chairman of the Board,       02/02/98
 Roger K. Knight            Director

 /s/ Mery C. Robinson   Secretary, Vice President     02/02/98
 Mery C. Robinson           and Director
=============================================================
EXHIBIT A - Current Financial Statements

                  GLOBAL VENTURE FUNDING, INC.

              REPORT ON AUDITS OF FINANCIAL STATEMENTS

           FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
===============================================================
GLOBAL VENTURE FUNDING, INC. AND SUBSIDIARY

REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

GLOBAL VENTURE FUNDING, INC. AND SUBSIDIARY

FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

         CONTENTS                                     PAGE

Independent auditors' report                            1

Consolidated financial statements:
Balance sheets                                          2
Statements of operations                                3
Statements of changes in stockholders' deficit         4
Statements of cash flows                                5
Notes to consolidated financial statements             6-17
=================================================================
               INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Global Venture Funding, Inc.


We have audited the accompanying consolidated balance sheets of Global Venture Funding, Inc. and Subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Venture Funding, Inc. and Subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net stockholders' deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Las Vegas, Nevada
January 21, 1998
=================================================================
             GLOBAL VENTURE FUNDING, INC. AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND 1996


ASSETS                                 1997                 1996

Current assets:
Cash (Note 8)                        $ 1,700             $ 49,800
Prepaid expenses and other assets     28,000               26,600

Total current assets                  29,700               76,400

Property and equipment (Note 2)       36,200                 --

Investment in and advances to
 unconsolidated subsidiary (Note 4)     --                   --

Licensing rights (Note 7)               --                 1,000

Deferred tax assets (Note 6)            --                   --
                                   $  65,900            $ 77,400


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable (Note 3)              $ 75,400            $ 11,300
Accounts payable and accrued
  liabilities                         88,300              47,800
Net liabilities of discontinued
  operation (Note 4)                  76,900                --

Total current liabilities            240,600              59,100

Long-term debt, related
  parties (Note 7)                     --                298,700

                                     240,600             357,800

Commitments and contingencies
   (Notes 4 and 9)                     --                   --

Stockholders' deficit (Note 5):
Convertible preferred stock,
$.10 par value; authorized
20,000,000 shares:

Series II; authorized 500,000
shares; issued and outstanding
22,519 and 23,750 shares (aggregate
liquidation preference of $22,519
and $23,750)                            2,300              2,300
Series B; authorized 500,000
shares; issued and outstanding
18,655 and 19,890 shares (aggregate
liquidation preference of $18,655
and $19,890)                            1,900              2,000
Series C; authorized 50,000
shares; issued and outstanding
3,240 and 53 shares (aggregate
liquidation preference of $324,000
and $5,300)                               300                --
Series D; authorized 50,000 shares;
issued and outstanding 17,138 and
525 shares (no liquidation preference)  1,700                100

                                        6,200              4,400

Common stock $.0001 par value;
authorized 150,000,000 shares; issued
and outstanding 1,447,929 and 164,126
shares                                    200                100
Additional paid-in capital          1,928,000            653,700
Stock options                         187,700             30,000
Treasury stock                         (1,000)               --
Accumulated deficit                (2,295,800)          (968,600)

                                     (174,700)          (280,400)


                                     $ 65,900          $   77,400

================================================================
           GLOBAL VENTURE FUNDING, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS

                                        Years ended September 30,
                                   1997                    1996

Revenues                       $   --                   $   --
Cost of revenues                   --                        --

Gross profit                       --                        --
Selling, general and
  administrative expenses       956,900                  107,700

Loss from operations           (956,900)                (107,700)

Other expense:
Interest expense, related
 parties                        (22,100)                 (10,400)
Interest expense                (94,800)                  (1,100)

                               (116,900)                 (11,500)

Net loss from continuing
operations before taxes      (1,073,800)                (119,200)
Provision for income
  taxes (Note 6)                   --                       --

Net loss from continuing
  operations                 (1,073,800)                (119,200)

Discontinued operations
(Note 4):
Loss from operations of
 Houston, Texas tele-
 communications store to
 be disposed of (no income
 tax benefit)                  (211,200)                     --
Estimated loss on disposal of
 Houston, Texas tele-
 communications store,
 including provision for
 operating losses of $11,900
 during phase-out period (no
 income tax benefit)            (42,200)                     --

Loss from operations of
 Allcell Communications, Inc.
 (no income tax benefit)            --                  (217,100)

                                (253,400)               (217,100)

Net loss before extraordinary
 item                         (1,327,200)               (336,300)

Extraordinary item (Note 8)         --                    16,800

Net loss                      $(1,327,200)             $(319,500)

Net loss per common share:
Net loss from continuing
 operations                        $(3.27)                $(0.98)
Discontinued operations             (0.64)                 (1.79)
Estimated loss on disposal of
 Houston, Texas tele-
 communications store               (0.13)                    --

Net loss before extraordinary item  (4.04)                 (2.77)
Extraordinary item                    --                    0.14
Net loss                          $ (4.04)               $ (2.63)

Weighted average common
 shares outstanding               328,638                 121,209
=================================================================
             GLOBAL VENTURE FUNDING, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

         Preferred Stock  Common Stock  Additional Stock
Treasury Accumd Tot
         Shares   Amount  Shares Amount  Paid-In  Options  Stock
Deficit Stck
                                         Capital
        Hldr

     deficit
        ______    ______  ______ ______ ________  _______  ______
______ _____
Balance,
9/30/95 43,375  $4,300   79,126  $100   $524,400  $ --    $ --
$(649,100)
$(120,300)

Issuance of stock in exchange for
extinguishment of debt (Note 5)
        4,668      500    --      --      91,700    --      --
 --   92,200
Conversion of preferred stock (Note 5)
       (4,350)    (500) 85,000   --         500     --      --
 --     --
Issuance of stock for licensing agreement
 (Note 7)
          500     100   --       --         900     --      --
  --   1,000
Acquisition of Allcell (Note 4)
           25      --   --       --      28,300     --      --
  --  28,300
Contributed capital for services (Note 7)
           --     --    --       --      7,900      --      --
  --   7,900
Issuance of stock options in exchange
for services (Note 5)
           --     --    --      --      --        30,000    --
  --  30,000
Net loss for the year
           --     --    --      --      --        --      --
(319,500)(319,500)
Balance, September 30, 1996
        44,218  4,400 164,126  100   653,700   30,000     --
(968,600)(280,400)
Issuance of stock in exchange for
extinguishment of debt (Notes 5 and 7)
        2,850    300  60,000   --    317,500    --      --
--    317,800
Conversion of preferred stock (Note 5)
      (3,466)  (300)  119,736  --       300     --      --
--       --
Issuance of stock for licensing agreement
(Note 7)
        500    100    --      --        900    --       --
--    1,000

Acquisition of XyclonyX (Note 4)
         --    --   250,000  --     36,200    --        --
--   36,200
Issuance of stock options in exchange
for services (Note 5)
         --    --    --     --     --      187,700      --
--   187,700
Exercise of stock options (Note 5)
         --    --    15,000  --   60,000  (30,000)      --
--   30,000
Return of shares issued in conjunction with
Cellular 99 licensing agreements (Note 7)
         --     --     --    --     --       --       (1,800)
--   (1,800)
Issuance of stock in private placement
(Note 5)
         --      --  14,400   --  225,600   --         --
--   225,600
Issuance of stock in exchange for services
(Note 5)
        17,450  1,700  824,667  100  633,800  --   800    --
636,400
Net loss for the year
          --      --      --     --    --     --    --
(1,327,200) (1,327,200)
Balance, September 30, 1997
    61,552  $6,200 1,447,929  $200  $1,928,000  $187,700
$(1,000) $(2,295,800)
$ (174,700)

=================================================================
====
              GLOBAL VENTURE FUNDING, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Year ended September
30,
                                          1997               1996
Cash flows from operating activities:
Net loss                               $(1,327,200)
$(319,500)
Adjustments to reconcile net income
 to cash provided (used) by operating
 activities:
Depreciation and amortization                 --
9,400
Stock, options and contributed
 capital in exchange for services          824,600
10,700
Write-off acquisition costs of
 unconsolidated subsidiary                     --
28,300
Extraordinary gain
                                               --
(16,800)
Loss on disposal of discontinued
 operation                                  42,200
--
Change in net liabilities of
 discontinued operation                     34,700
--
Decrease (increase) in:
Prepaid expenses                            (1,400)
(5,600)
Increase (decrease) in:
Accounts payable and accrued liabilities    70,900
51,700
Net cash used by operating activities     (356,200)
(241,800)
Cash flows from financing activities:
Proceeds from issuance of long-term debt
 to related parties                         98,500
317,900
Repayment of long-term debt to
 related parties                          (155,500)
(25,000)
Proceeds from issuance of notes payable    110,000
--
Repayments of notes payable                   (500)
(1,400)
Issuance of common stock in private
 placement                                  225,600
--
Exercise of stock options                    30,000
--
Net cash provided by financing activities   308,100
291,500
Net (decrease) increase in cash            (48,100)
49,700
Cash, beginning of period                   49,800
100
Cash, end of period                      $   1,700       $
49,800

Supplemental disclosure of cash flow information:
Cash paid for income taxes               $     --        $     --
Cash paid for interest                   $   2,600       $     --

Schedule of non-cash investing and financing activities:
Stock issued in exchange for extinguishment of debt
(Notes 5 and 7)                          $  317,800      $
92,200
Stock issued in exchange for acquisition
 of XyclonyX and Allcell Communications,
 Inc. (Note 4)                           $   36,200      $
28,300
Conversion of preferred stock to common
 stock (Note 5)                          $      300      $
500
=================================================================
===
          GLOBAL VENTURE FUNDING, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


1.Basis of presentation and accounting policies:

Organization and basis of presentation:

Global Venture Funding, Inc. (the "Company") is a corporation formed under the laws of the State of Colorado on December 7, 1984 under the name
"Venture
Funding Corporation." The Company has been engaged in a variety of operations since inception as detailed below.

During July, 1997, the Company opened a store in Houston, Texas that was engaged in the business of selling cellular phone products.
Effective October
31, 1997, the Company sold this business.

During August, 1997, the Company acquired the assets of XyclonyX, a company founded to develop, apply and license patented toxic and hazardous waste treatment and recovery processes as well as to license and apply
Microbially
enhanced oil recovery technologies and products. Operations for XyclonyX have yet to commence.

During 1996, through its wholly-owned subsidiary, Allcell
Communications, Inc.
("Allcell"), a Georgia corporation formed on April 29, 1996, the Company was engaged in the business of reselling cellular phone air time through a distribution network on a prepaid basis. The subsidiary ceased operations during September, 1996 with no plans to resume operations.

The Company has experienced losses from discontinued operations of $253,400, including an estimated loss on disposal of $42,200, and $217,100 for the years ended September 30, 1997 and 1996, respectively, and has experienced losses from continuing operations of $1,073,800 and $119,200 for the years ended
September 30, 1997 and 1996, respectively, and has a stockholders' deficit of
$174,700 as of September 30, 1997. The Company is planning on raising additional capital through the issuance of additional stock in a private placement or public offering. The Company is also currently developing business opportunities through its wholly-owned subsidiary, XyclonyX. Based upon the current status of the Company, additional capital will be required in order for the Company to complete any development or to maintain their ongoing operations.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Consolidation:

The consolidated financial statements include the accounts of the Company and
XyclonyX. All material intercompany transactions have been eliminated in consolidation.

Discontinued operations:

On December 30, 1997, the Company formally disposed of its Houston, Texas cellular phone product store. The sale was effective as of October 31, 1997 with the buyer assuming all liabilities for products or services entered into from November 1, 1997 and forward. In accordance with the Financial Accounting
Standards Board Emerging Issue Task Force 95-18, when the measurement date for a discontinued operation, as defined in APBO No. 30, "Reporting the Results of
Operations - Reporting the Effects of Disposal of a Segment of a Business, and
Extraordinary, Unusual and Infrequently Occurring Events and Transactions" occurs after the balance sheet date but before the financial statements for the prior period have been issued, the estimated loss on disposal should be recognized and the segments operating results should be presented as a discontinued operation in the not yet released financial statements.

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

Deferred financing costs:

Costs associated with obtaining financing are included in prepaid expenses and other assets and are amortized over the term of the related debt using the straight-line method.

Property and equipment:

Property and equipment is stated at cost. Depreciation will be calculated using the straight-line method over the estimated useful lives of the assets.

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

In February, 1997, the Financial Accounting Standards Board issued Financial
Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, which is effective for periods ending after December 15, 1997. At that time, the
Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, which will be referred to as basic earnings per share, the dilutive effect of stock options and warrants will be excluded. Diluted earning per share as defined in SFAS 128 is similar to fully diluted earnings per share as defined in APBO No. 15 "Earnings
Per Share". The impact of SFAS 128 on the calculation of basic and diluted earnings per share for 1997 and 1996 is not expected to be material.

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

Fair value of financial instruments:

Based on the borrowing rates currently available to the Company, the carrying value of notes payable and long-term debt, related parties approximates fair value.

2.   Property and equipment:

Property and equipment consists principally of a fermentor and related accessories that were acquired as part of the Company's acquisition of
XyclonyX. As of September 30, 1997, the assets have not been placed in service.

3.   Notes payable:

Notes payable consist of various unsecured notes due in 6 months from the date of issuance and bear interest at 12%. The maturities range from October, 1997 to March, 1998. Several of these notes were extinguished by the issuance of preferred stock subsequent to September 30, 1997.

4.   Business acquisitions and discontinued operations:

For the year ended September 30, 1997:

On August 30, 1997, the Company completed the acquisition of XyclonyX in a transaction accounted for in a manner similar to a purchase. In accordance with accounting principles associated with a transaction where the acquired company is considered a promoter in the founding and organizing of the business, the acquired business assets were recorded at the historical cost basis of the predecessor. XyclonyX became a wholly-owned subsidiary of the
Company through the exchange of 250,000 shares of common stock for all of the outstanding stock of XyclonyX. XyclonyX was formed on August 14, 1997 and had no significant operations prior to its acquisition by the Company.

On October 31, 1997, the Company adopted a formal plan to sell its Houston,
Texas cellular phone products store. The sale was effective as of October 31,
1997 with the buyer assuming all liabilities for products or services entered into from November 1, 1997 forward. The assets of this operation consisted of inventories, deposits and leasehold improvements.

The estimated loss on disposal of the discontinued operation of $42,220 (no income tax benefit) represents the estimated loss on the disposal of the assets and a provision for operating losses of $11,900 during the phase-out period.

Net sales of the discontinued operation were $29,000 and are not included in sales in the accompanying statement of operations.

Assets and liabilities of the discontinued operation consisted of the following at September 30, 1997:

Inventories                                  $  2,600
Deposits and other assets                       3,700
Leasehold improvements                         14,800
Total assets                                   21,100

Accounts payable and accrued expenses          98,000
Net liabilities                              $(76,900)

Net liabilities to be disposed of have been separately classified in the accompanying balance sheet at September 30, 1997.

The disposal was completed upon the asset and liability exchange and the exchange of 80,000 shares of the Company's common stock on December 30, 1997.

For the year ended September 30, 1996:

On May 8, 1996, the Company completed the acquisition of Allcell in a transaction accounted for in a manner similar to a purchase. In accordance with accounting principles associated with a transaction where the acquired company is considered a promoter in the founding and organizing of the business, the acquired business assets were recorded at the historical cost basis of the predecessor. Allcell became a wholly-owned subsidiary of the
Company through the exchange of 275 Series C preferred shares for all of the outstanding stock of Allcell. 250 of the shares were escrowed, to be released to the former stockholder of Allcell based upon the achievement of certain performance criteria as the President of Allcell. These shares were never released from escrow and thus retained by the Company. Allcell was formed on
April 29, 1996 and had no significant operations prior to its acquisition by the Company.

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

5.   Stockholders' deficit:

On August 20, 1997, the Board of Directors authorized a one-for-twenty (1:20) reverse stock split of all shares of outstanding common and preferred stock.
The effect was a reduction in the number of issued and outstanding common shares from 11,173,898 to 558,695 and preferred shares from 843,599 to 42,180.
All references in the accompanying financial statements to the number of common and preferred shares and per share amounts have been restated to reflect the above reverse stock split.

Preferred stock:

The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established. All convertible preferred shares are noncumulative, nonparticipating and do not carry any voting privileges.

In October, 1991, the Board of Directors authorized the issuance of 500,000 shares of Series II Convertible Preferred Stock. Each share of Series II preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series II preferred share may be converted to common stock after a specified holding period as follows: after one year, two shares of common stock; after two years, five shares of common stock; after three years, ten shares of common stock. In November, 1996, the Board of
Directors changed the conversion schedule as follows: Commencing
January 1,
1997, each shareholder shall be entitled to convert 250 shares
(or 5%) of each
5,000 share unit to 2,500 shares of common stock. The shareholder shall be entitled to convert the balance of each unit of Series II Preferred shares at the conversion rate of 475 shares of each unit during each six-month period thereafter beginning July 1, 1997.

In March, 1992, the Board of Directors authorized the issuance of
500,000
shares of Series B Convertible Preferred Stock. Each share of Series B preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series B preferred share may be converted to common stock after a specified holding period as follows: after one year, two shares of common stock; after two years, five shares of common stock. In
November, 1996, the Board of Directors changed the conversion schedule as follows: Commencing January 1, 1997, each shareholder shall be entitled to convert 250 shares (or 5%) of each 5,000 share unit to 1,250 shares of common stock. The shareholder shall be entitled to convert the balance of each unit of Series B Preferred shares at the conversion rate of 475 shares of each unit during each six-month period thereafter beginning July 1, 1997.

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

Preferred stock transactions during the year ended September 30, 1997:

During November, 1996, the Company issued 113 shares of series C preferred stock to three employees in lieu of a cash salary payment and 12 shares of
Series D preferred stock to a consultant for services. All exchanges were valued at approximately $4 per share.

Throughout the year ended September 30, 1997, certain stockholders exercised their preferred stock conversion rights and the Company issued
119,736 shares
of common stock in exchange for the cancellation of 1,231 shares of Series II preferred stock, 1,235 shares of Series B preferred stock and 1,000 shares of
Series D preferred stock.

During April, 1997, the Company issued 125 shares of Series C preferred stock to two employees in lieu of a cash salary payment. All exchanges were valued at approximately $4 per share.

During July, 1997, the Company issued 12,500 shares of Series D preferred stock to five employees in lieu of a cash salary payment. All exchanges were valued at approximately $1 per share.

During July and August, 1997, the Company issued 100 shares of
Series C
preferred stock and 4,600 shares of Series D preferred stock for finder's fees related to assisting the Company in obtaining financing. All exchanges were valued at approximately $1 per share.

Preferred stock transactions during the year ended September 30, 1996:

In March, April and May, 1996, the Company issued 4,668 shares of
Series B
preferred stock to certain creditors in exchange for debts owed by the Company in the amount of $92,200. All exchanges were valued at approximately $20 per share.

In February and September, 1996, certain stockholders exercised their preferred stock conversion rights and the Company issued 85,000 shares of common stock in exchange for the cancellation of 1,250 shares of Series II preferred stock,
2,500 shares of Series B preferred stock and 600 shares of Series
C preferred
stock.

Common stock transactions:

During February, 1997, the Company sold 14,400 shares of common stock with warrants to purchase 9,350 shares of common stock at $60.00 per share pursuant to a private placement offering as permitted under Regulation D of the
Securities Act of 1933 related to transactions not involving a public offering.
The net proceeds to the Company after issuing costs was $225,600.

During July, 1997, the Company issued 40,000 shares of common stock for finder's fees related to assisting the Company in obtaining financing. All exchanges were valued at approximately $.01 per share.

During July, 1997, the Company issued 250,000 shares of common stock to the
President of the Company in exchange for his acceptance as President of the
Company. The exchange was valued at approximately $.20 per share.

During August, 1997, the Company issued 14,667 shares of common stock in exchanges for various services. All exchanges were valued at approximately
$.50 per share.

During August, 1997, the Company issued 60,000 shares of common stock to a creditor in exchange for debt owed by the Company in the amount of $54,111.
The exchange was valued at approximately $.90 per share.

During September, 1997, the Company issued 560,000 shares in exchange for various services. All exchanges were valued at approximately
$1.00 per share.

Stock options:

For the year ended September 30, 1997:

The Company issued options during the year for consulting services, fees in connection with obtaining financing and various other services.

For the year ended September 30, 1996:

On July 26, 1996, the Company issued options to purchase 15,000 common shares to an individual in exchange for a management consulting agreement scheduled to terminate on May 26, 1997. The option agreement provides for an exercise price of $2 per share commencing July 26, 1996 until July 26, 1998 or 24 months after the filing and acceptance of this issuance with the Securities and Exchange
Commission, whichever date is later. The number of shares issuable under the agreement are subject to adjustment to take into account reorganizations, recapitalization, mergers or other similar corporate events. In addition, the
Company agreed to reserve 15,000 shares of its $.0001 par value common stock for the exercise of this option. This agreement was valued at $30,000 and was amortized over the life of the consulting agreement. These options were exercised during December, 1996.

Stock options and warrants summary information:

The Company accounts for stock compensation to non-employees under the provisions of SFAS 123, "Accounting for Stock-Based
Compensation."

Activity of options and warrants granted is as follows:

                                         Options and warrants
outstanding
                                                       Weighted
average
                                  Shares                 exercise
price
=================================================================
========
Balance, September 30, 1995          --                $      --
Granted                          15,000                      2.00

Balance September 30, 1996       15,000                      2.00
Granted                         270,500                      3.55
Exercised                       (15,000)                     2.00

Balance September 30, 1997      270,500                 $    3.55

Exercisable, September 30, 1997 220,350                 $    3.43

The following is a summary of options and warrants outstanding at September 30,
1997:

Options and warrants outstanding        Options and warrants
exercisable
=================================================================
====
                                 Weighted
Weighted
Range of             Number       average  Weighted     Number
average
exercise prices     outstanding remaining  average   Exercisable
exercise
                               contractual exercise
price
                               life (years)  price
$ .10 - .50        123,000        2.67     $ 0.36     83,000   $
0.48
   1               125,000        5.00        1.00    125,000
1.00
   10                3,150        4.85       10.00      3,000
10.00
   20               10,000        3.50       20.00        --
--
   60                9,350        2.00       60.00      9,350
60.00
                   270,500        3.78     $  3.55    220,350   $
3.43

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value:

Expected stock price volatility              226.10%
Expected option/warrant lives                1-5 years
Expected dividend yields                      --
Risk-free interest rates                     5.72 - 6.59%

The weighted average fair value of options/warrants granted was $.69.

6.   Income taxes:

The benefit for income taxes from continuing operations is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of income tax benefit follows:

                                                   Year ended
September 30,
                                                   1997
      1996

Computed tax benefit at federal statutory rate   $451,200
 $108,600
Change in valuation allowance                    (451,200)
 (108,600)
                                                 $   --
 $   --

The provision for federal and state income taxes consisted of the following:

                                                   Year ended
September 30,
                                                   1997
     1996

Current                                           $   --
 $   --
Deferred                                              --
     --
                                                  $   --
 $   --

The deferred tax asset consisted of the following:

Net operating loss carryforwards                  $ 907,800
 $ 542,300
Valuation allowance                                (907,800)
  (542,300)
Net deferred tax asset                            $    --
 $    --

The Company has net operating loss carryforwards ("NOLs") for federal income tax reporting purposes of approximately $2,670,000. The NOLs expire at various times through 2012.

Included in the above NOLs are net operating loss carryforwards which may be subject to substantial limitations in accordance with various provisions of the
Internal Revenue Code. The Company has not yet determined the amount and nature of these limitations.

7.   Related party transactions:

Licensing agreements:

During the quarter ended June 30, 1996, the Company entered into an agreement with Cellular 99, a Nevada corporation under the control of the president of the Company at the time, whereby it obtained an exclusive license to rent cellular phones in the State of Illinois, using the proprietary marketing technology of Cellular 99. The Company exchanged 500 shares of Series D
Preferred Stock for these licensing rights. These rights were valued at $1,000 or $2 per share. These shares were subsequently converted to 50,000 shares of common stock and returned to the Company as treasury stock as Illinois operations were never pursued.

During the quarter ended December 31, 1996, the Company entered into a similar agreement with Cellular 99 as previously described for licensing rights in the state of Texas. The company exchanged 500 shares of Series D preferred stock for these licensing rights. These rights were valued at $1,000 or $2 per share. These shares were subsequently converted to 50,000 shares of common stock. 40,000 shares were returned to the Company as treasury stock as only a portion of the state of Texas operations were pursued.

Office space and administrative support:

During 1996, the Company was provided office space and other administrative support services at no cost to the Company by various corporations under the control of the president of the Company, a principal stockholder.
The value of
these services totals $7,900 and has been recorded as capital contribution by the principal stockholder.

Notes payable to related party:

Notes payable to related party consisted of various notes payable to the president of the Company, and corporations under the control of the president.
The notes are unsecured, due in 18 months from the date of issuance, and bear interest at 10%. During August, 1997, the outstanding balance on the notes was
$263,700. The Company issued 2,850 shares of Series C preferred stock in exchange for extinguishment of the liabilities. All exchanges were valued at approximately $93 per share.

Legal fees:

Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years. During the years ended September 30, 1997 and 1996, fees and other expenses charged by these firms totaled approximately $23,100 and $31,700, respectively. As of
September 30, 1997, amounts due these firms totaled $12,300.

8.   Extraordinary item:

In September, 1996, the Company exchanged on terms favorable to the Company a trade accounts payable debt for an agreed upon installment obligation totaling
$12,900 over the next 13 months. The installment obligation is unsecured, and bears no interest. A gain of $16,800, net of tax, has been recognized on this debt restructuring transaction. As part of this transaction, the Company issued post-dated checks to a collection agency. These post-dated checks, in the amount of $11,300, were included in the cash balance at September 30, 1996.

9.   Commitments and contingencies:

Employment contract:

During July, 1997, the Company entered into a two-year employment contract with its President. Base compensation during the first year is $90,000. Base compensation during the second year is $120,000.

Consulting contract:

During November, 1996, the Company entered into a one-year consulting contract with an individual to run operations at its Houston, Texas cellular phone products store. Base compensation is $120,000. Liabilities for these services were extinguished as part of the sale of the operation as of October 31, 1997.

Purchase commitment:

During December, 1996, the Company entered into a purchase agreement for a cellular calling card switch system. The outstanding commitment of $76,100 as of September 30, 1997 was assumed by the buyer of the Houston, Texas cellular products store as of October 31, 1997.

Store lease:

The Company leases a commercial facility for conducting its cellular phone products store operations. The lease covers the period from December, 1996 to
November, 1997 with five one-year options to extend. All liabilities relating to this lease from November 1, 1997 and forward were assumed by the buyer of the operation.


The Notes to Consolidated Financial Statements are an integral part of these statements.