Form 10QSB
period 1997-12-31
GLOBAL VENTURE FUNDING INC
filed 1998-02-19
CIK 774454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C. 20549
               FORM 10-QSB

 (Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended  December 31, 1997.

 [   ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the transaction period from                  To

 Commission File Number       0-14213

                  GLOBAL VENTURE FUNDING, INC.
      (Name of small business issuer in its charter)

    Colorado                              84-0990371
 (State or other jurisdiction       (IRS Employer
 of incorporation                  Identification No.)
  or organization)

    6965 El Camino Real, Suite 105-279, Carlsbad, CA  92009
            (Address of principal executive offices)

        Issuer's telephone number   (760) 436-5485

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  x     No

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class
 Outstanding at January 31, 1997
 Common Stock $.0001 par value             1,676,373

 ==========================================================

             GLOBAL VENTURE FUNDING, INC.
                    BALANCE SHEETS


                  December 31,             September 30,
                     1997                      1997
 ASSETS           (Unaudited)                (Audited)
 Current assets:
  Cash             $     3,000            $      1,700
  Prepaid expenses
 and Other Assets       48,100                  28,000

 Total current assets   51,100                  29,700

 Plant and Equipment
 (Note 2)               36,200                  36,200
 Investment in and
 advances to unconsolidated
    subsidiary (Note 4)    --
 Deferred Tax Assets

 Total assets        $  87,300               $ 65,900

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Notes payable
 (Note 3)             $ 18,500               $ 75,400
 Accounts payable and
 accrued liabilities    39,000                 88,300
 Net Liabilities of
 discontinued operation
 (Note 4)                76,900

 Total current liabilities  57,500             240,600

 Long-term debt, related parties

 Stockholders' deficit (Note 5):
 Convertible preferred stock, $.10 par value;
   authorized 20,000,000 shares:
    Series II; authorized 500,000 shares; issued
      and outstanding 22,506 and 22,519 shares
      (aggregate liquidation preference of $22,506
      and $ 22,519)                   2,252              2,300
     Series B; authorized 500,000 shares; issued
       and outstanding 18,655 and 18,655 shares
       (aggregate liquidation preference of $18,655
        and $18,655)                  1,866              1,900
      Series C; authorized 50,000 shares; issued
        and outstanding 11,840 and 3,240 shares
       (aggregate liquidation preference of $1,184,000
        and $324,000)                   654               300

      Series D; authorized 50,000 shares; issued
        and outstanding 33,450 and 17,138 shares
        (no liquidation reference)    3,345             1,700

 Common stock $0001 par value; authorized
  150,000,000 shares; issued and outstanding
  1,668,054 and 1,447,929               164              200

 Additional paid-in capital        2,188,064       1,928,000
 Stock options                       216,170         187,700
 Treasury Stock                      (1,000)          (1,000)
 Accumulated defici              (2,381,715)      (2,295,800)

 Total stockholders' surplus/deficit  29,800        (174,700)

 Total liabilities and
 stockholders' deficit        $      87,300      $    65,900
 =========================================================
                     GLOBAL VENTURE FUNDING, INC.
                       STATEMENTS OF OPERATIONS


                                 For the Three
                              Months Ended Dec 31,
                           1997                  1996

 Revenues               $    0                $     0
 Cost of revenues            0                      0
 Gross profit               0                       0
 Selling, general, and
 administrative expenses   52,760              98,273
 Loss from operations     (52,760)            (98,273)

 Other expenses:
 Interest expense, related
 parties                       --             (7,141)
 Interest expense          33,140

 Depreciation
 Net loss from continuing
 operations before taxes  (85,900)         (105,414)

 Provision for income taxes

 Net loss from continuing
 operations               (85,900)        (105,414)

 Discontinued operations
 Net loss before
 extraordinary item       (85,900)        (105,414)

 Extraordinary item

 Net loss               $ (85,900)     $  (105,414)

 Net loss per common share
 Net Loss              $  (0.13)         $  (0.40)

 Weighted average common
 shares outstanding       665,137          145,272
 =========================================================
               GLOBAL VENTURE FUNDING, INC.
               STATEMENTS OF CASH FLOWS


                              For the Three
                           Months Ended Dec 31,
                       1997                 1996

 CASH FLOWS FROM
 OPERATING ACTIVITIES
 Net loss             $  (85,900)       $  (105,414)

 Depreciation                                 --
 Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
 (Increase) decrease in:
 Inventory                                    --
 Stock options exercised                    30,000
 Accounts receivable &
 notes receivable         (20,100)             --
 Prepaids, deposits,
  other assets             (6,404)
 Increase (decrease) in:
 Accounts payable          (47,460)          16,125
 Accrued expenses           (1,840)            --
 Net Liabilities of
 discontinued operation     (76,900)
 Net cash (used) by operating
  activities               (232,200)        (65,693)

 Cash flows from financing activities:
 Issuance of stock in
 exchange for services       290,400          1,501
 Proceeds from issuance
 of debt                     98,500
 Repayments of long-term debt               (31,789)
 Repayments of notes payable  (56,900)       (3,069)

 Net cash provided by
 financing activities        233,500         65,143

 Cash flows from investing activities
 Purchase of leasehold improvements
   and equipment                             (6,225)


 INCREASE (DECREASE)
 IN CASH                     1,300           (6,775)
 CASH AT BEGINNING OF PERIOD 1,700           49,800
 CASH AT END OF PERIOD      $3,000         $ 43,025

 Supplemental disclosure of cash flow information
 Cash paid for income taxes

 Schedule of non-cash investing and financing
 activities
 Preferred stock issued in
 exchange for services       $1,500        $

 ==========================================================
                GLOBAL VENTURE FUNDING, INC.
               NOTES TO FINANCIAL STATEMENTS
      For The Quarter Ended December 31, 1997

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

 On May 8, 1992, a "Certificate of Assumed or Trade Name" was filed with the Colorado Secretary of State to record the trade name of "Global Venture Funding, Inc." Global Venture Funding Inc. (GVF) is the name under which the Company transacts its business. On June 18,1993, the Articles of Incorporation were amended and the name of the Company was changed to Global Venture Funding, Inc.

 From May 1996 to October 1997, GVF was pursuing opportunities in the prepaid cellular communications business via an acquired subsidiary in Atlanta, a national support center in Las
 Vegas, and a retail store operation in Houston, TX. The Atlanta operation was closed in 1996 and the national support center in 1997. The Houston operation was sold to its existing management in December 1997 with an effective date of October
 31, 1997.   The company does not intend to pursue the cellular
 communications business in the future.

 On July 17, 1997, Robert Brehm became CEO and changed the direction of the company. The Board of Directors authorized a one for twenty reverse split of all classes of the stock effective on August 20, 1997. GVF has a fiscal year ending in September and is currently building an environmental conglomerate based upon the microbial technology acquired from XyclonyX.

 In August 30, 1997, GVF acquired XyclonyX, a microbial technology company with headquarters in La Jolla, CA. The agreement calls for the exchange of 250,000 shares of the Company's
 Common Stock and a commitment of minimum licensing fees to XyclonyX's technology licensor.
 XyclonyX was acquired to capitalize on the prior commercial success of the existing management with microbial technology applications in oil recovery, environmental cleanup, hazardous waste management and agricultural applications. GVF intends to operate XyclonyX as a separate profit center with its own management and technology. During fiscal 1998, GVF intends to create another subsidiary, West Coast Fermentation Center, which will cultivate microbial cultures to be sold to outside licensees and other subsidiaries of GVF. In November 1997, GVF formed
 Sub-Surface Waste Management, a wholly owned subsidiary whose purpose is to manufacture and sell the patented Bio-RaptorTM technology licensed from XyclonyX.

 The Company is in the process of arranging and obtaining private and public financing for additional equity to provide working capital for current overhead costs as well as to finance start-up costs of its West Coast Fermentation Center, XyclonyX, and Sub-Surface Waste
 Management operating subsidiaries.

 Consolidated Subsidiaries:

 The financial statements include the accounts of the XyclonyX and the Sub-Surface Waste
 Management, Inc. subsidiaries. Both are wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

 Prepaid Expenses:

 Various consultants have been prepaid for services to be performed through March 31, 1998.

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

 In February 1997, the Financial Accounting Standards Board issued Financial Accounting
 Standards No. 128 ("SFAS 128"), Earnings Per Share, which is effective for periods ending after
 December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, which will be referred to as basic earnings per share, the dilutive effect of stock options and warrants will be excluded. Diluted earning per share as defined in SFAS 128 is similar to fully diluted earnings per share as defined in APBO No. 15
 "Earnings Per Share". The impact of SFAS 128 on the calculation of basic and diluted earnings per share for 1997 and 1996 is not expected to be material.

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

 2. Property and Equipment

 Property and equipment consists principally of a fermentor and related accessories that were acquired as part of the Company's acquisition of XyclonyX. As of December 31, 1997, the assets have not been placed in service.

 3. Notes Payable

 Notes payable consists of two unsecured notes due in December
 1997.  Both of these notes were
 paid in January 1998.

 4. Business acquisition and discontinued operations:

 On August 30, 1997, the Company completed the acquisition of XyclonyX in a transaction accounted for in a manner similar to a purchase. In accordance with accounting principles associated with a transaction where the acquired company is considered a promoter in the founding and organizing of the business, the acquired business assets were recorded at the historical cost basis of the predecessor. XyclonyX became a wholly owned subsidiary of the
 Company through the exchange of 250,000 shares of common stock for all of the outstanding
 stock of XyclonyX.   XyclonyX was formed on August 14, 1997 and
 had no significant
 operations prior to its acquisition by the Company.

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

 Net liabilities to be disposed of have been separately classified in the balance sheet at September
 30, 1997 and have been expenses in the quarter ending December
 31, 1997.

 The disposal of the cellular operation was completed upon the asset and liability exchange and the exchange of 80,000 shares of the Company's common stock on December 30, 1997.

 5.      Stockholders' Surplus:

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

 Common Stock
 As of December 31, 1997, there were 1,668,054 shares of Common Stock outstanding. Holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding Common stock, if any. Holders of Common Stock have no right to convert their Common Stock into any other securities. The Common Stock has no preemptive or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of Common Stock are, and the Common
 Stock to be outstanding upon completion of this Offering will be, duly authorized, validly issued, fully paid and non-assessable.

 Preferred Stock
 The Board of Directors has the authority, without further action of the stockholders, to issue up to 20,000,000 shares of non-voting Preferred Stock, $.10 par value, as follows:

 500,000 shares have been designated as Series II, of which 22,506 shares of Series II are currently issued and remain outstanding. Each share of Series II preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series II preferred share may be converted to Common stock after a specified holding period as follows: after one year, two shares of Common stock; after two years, five shares of Common stock; after three years, ten shares of Common stock. In November 1996, the Board of Directors changed the conversion schedule as follows : Commencing January 1, 1997, each shareholder shall be entitled to convert
 250 shares (or 5%) of each 5,000 share unit to 2,500 shares of common stock. The shareholder shall be entitled to convert the balance of each unit of Series II Preferred shares at the conversion rate of 475 shares of each unit during each six-month period thereafter beginning July 1, 1997.

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

 50,000 shares have been designated as Series C, of which 11,840 shares of Series C are currently issued. Each share of Series C preferred stock is entitled to preference upon liquidation of $100 per share for any unconverted shares, and the liquidation preference is junior only to that of all previously issued preferred shares. Each Series C preferred share may be converted to 100 shares of Preferred stock after a specified holding period of one year.

 50,000 shares have been designated as Series D, of which 33,450 shares of Series D are currently issued and remain outstanding. The Series D preferred stock carries no liquidation preferences and is subject to forfeiture prior to conversion. Each Series D preferred share may be converted to 100 shares of Preferred stock after a specified holding period of one year.

 The Company has reserved 17,500,000 shares of its $.0001 par value Common stock for conversion of Preferred stock and exercise of stock options.

 The Board of Directors of the Company has authority to issue all or a portion of the authorized but unissued preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series. The issuance of Preferred Stock could adversely affect the voting power of holders of Common Stock and could have the effect of delaying, deferring or preventing a change in control of the Company.

 Stock options:

 For the period beginning January 1, 1996 and ending December
 31, 1996:

 On July 26, 1996, the Company issued options to purchase 15,000 common shares to an individual in exchange for a management consulting agreement scheduled to terminate on May 26, 1997. The option agreement provides for an exercise price of $2 per share commencing July 26, 1996 until July 26, 1998 or 24 months after the filing and acceptance of this issuance with the Securities and Exchange Commission, whichever date is later. The number of shares issuable under the agreement are subject to adjustment to take into account reorganizations, recapitalization, mergers or other similar corporate events.
 In addition, the Company agreed to
 reserve 15,000 shares of its $.0001 par value common stock for the exercise of this option. This agreement was valued at $30,000 and was amortized over the life of the consulting agreement.
 These options were exercised during December 1996.

 An additional 5,000 shares were issued to a consultant per a services contract and are exercisable at $20.00 per share. A prior employee of the company was also granted an employee stock option for 5,000 shares at $.50 per share.

 For the period beginning January 1, 1997 and ending December
 31, 1997:

 The Company issued options during the year for consulting services, fees in connection with obtaining financing and various other services to employees and non-employees.

 Stock options and warrants summary information:

 Activity of options and warrants granted is as follows:


   Options and warrants outstanding         Weighted
              Shares                        average


 exercise price
 Balance, December 31, 1995
                     $       --
 Granted
                     25,000
 6.20

 Balance December 31, 1996
          25,000                                 6.20
 Granted
                  1,480,400                                 2.59
 Exercised
                     (15,000)
 2.00
 Balance December 31, 1997
     1,490,400                          $     2.77
 Exercisable, December 31, 1997
    1,445,400                          $    2.79

 The following is a summary of options and warrants outstanding at December 31, 1997:

 Options and warrants outstanding
     Options and warrants exercisable
 ===============================================================
 =====
                                                        Weighted
 Range of                  Number           Average
 Weighted          Number           Weighted
 exercise prices       Outstanding      remaining
 average        exercisable           average
                                                    contractual
 life   exercise price                        exercise price

 (years)
 ===============================================================
 ====
 $ .10 - .75              342,900                 .94
  $     0.61        302,900              $0.68
               1              325,000               4.71
            1.00        325,000                1.00
               2              200,000               4.86
            2.00        200,000                2.00
               3              200,000               4.86
            3.00        200,000                3.00
               4              200,000               4.86
            4.00        200,000                4.00
               5              200,000               4.86
            5.00        200,000                5.00
             10                  3,150               4.10
           10.00            3,150              10.00
             20                10,000               3.04
          20.00            5,000              20.00
             60                  9,350               1.76
           60.00            9,350              60.00
                             ------------         ----------
        -----------       -----------             -------
                            1,490,400               3.89
      $    2.77     1,445,400             $ 2.79
 ===============================================================
 ======
 The Company accounts for stock compensation to non-employees under the provisions of FAS
 123, "Accounting for Stock-Based Compensation." As allowed by FAS 123, the company has elected to continue to follow Accounting Principals Board Opinion No. 25, "Accounting For
 Stock Issued To Employees" (APB 25) in accounting for its employee stock option plans. Under
 APB 25, the company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

 As required by FAS 123, the company has determined the pro-forma information as if the company had accounted for stock options under the fair value method of FAS 123. Had the fair value method of accounting been applied to the company's stock option plan, the tax-effected impact would be as follows:


         Quarter ending 12/31/97
 Net Income as reported
 $     (85,900)
 Estimated fair value of the option grants,
    net of tax
          $   (112,345)
 Net Income Adjusted
  $  (198,245)
 Adjusted net income per share
 $         (.30)

 The fair value of each option and warrant is estimated as of the date of the grant using the Black-Sholes option pricing model with the following assumptions :

 Expected stock price volatility
    307.02%
 Expected option/warrant lives
   1-5 years
 Expected dividend yields
            --
 Risk-free interest rates
        5.68 - 6.59%

 The weighted average fair value of options/warrants granted was $.16.

 6.      Related party transactions:

 Licensing agreements (Ending 12/31/96):

 During the quarter ended December 31, 1996, the Company entered into an agreement with
 Cellular 99, a Nevada corporation under the control of the president of the Company, whereby it obtained an exclusive license to rent cellular phones in the State of Texas using the proprietary marketing technology of Cellular 99. The Company exchanged 500 shares of Series D
 Convertible Preferred Stock for these licensing rights. These rights were valued at $1,000 or $2.00 per share.

 Office space and administrative support:

 Since July, 1997, the Company is provided office space and other administrative support services at a cost of $750 per month by various corporations under the control of the president of the Company, a principal stockholder.

 Notes payable to related party:

 For 12/31/96, Notes payable to a related party consisted of various notes payable to a Director of the Company, and a corporation under the control of Director.
 For period ending 12/31/97, The
 notes were unsecured, and due to related party shareholders in December 1997. They were paid in January 1998.

 Legal fees:

 Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years. During the quarters ended December 31,
 1997 and 1996, the outstanding balances due these firms totaled approximately $(5,072) and
 $31,353, respectively. As of December 31, 1997, the Company had a credit in the firm's trust account of $5,072.

 7 .     Extraordinary item:

 None this period


 PART I - Item 2
 Management's Discussion and Analysis of Financial Condition and
 Results of Operations

 Overview
 During Fiscal 1996 and 1997, GVF attempted to enter the prepaid cellular communications market with operations of AllCell in Atlanta Georgia, Cellular 99 of Houston and a national support center in Las Vegas. After numerous attempts at starting retail cellular operations, and a failure to raise sufficient operating capital, the company was on the verge of bankruptcy in July
 1997. At that time Robert Brehm took over as President, and redirected the company into the environmental technology field with an acquisition of XyclonyX and out of the unprofitable cellular operations. For the most part, the operations results through September 1997 reflect the significant losses incurred in the cellular operations, the write-off of Cellular 99 of Houston, and prepaid consulting contracts attributable to subsidiaries without revenue in 1997 and to expenses associated with the change of industry from cellular to environmental technology. The conservative nature of the new management with respect to financial statements, is reflected in the write-off of any questionable asset and the inclusion of potential liabilities on the balance sheet.

 During the quarter ended December 31, 1997, the Company efforts were directed to fund raising, building organizational infrastructure, and selling the Cellular 99 of Houston assets and starting environmental technology sales efforts. The company also formed Sub-Surface Waste
 Management, Inc. and its sales efforts resulted in receiving a letter of intent for Bio-Raptor sales in an amount of $4,500,000 plus the cost of microbial blends over a period of three years subject to certain conditions including the ability to deliver sufficient microbial blends for operation of the Bio-Raptors.

 The company intends to establish its manufacturing operations in the second quarter and build inventory for delivery in subsequent quarters. Currently the company utilizes existing inventory acquired with the purchase of XyclonyX and augmented with blends from outside vendors for its revenue generating operations which commenced in January, 1998.

 Results of Operations
 Quarter Ended December 31, 1997 compared to the December 31,
 1996.
 During the quarter ended December 31, 1996 the Company was developing its retail store strategy and had no revenues and an operating loss of $(98,273). During the quarter ended
 December 31, 1997, the Company was developing its manufacturing plans, raising capital and orchestrating a strategic plan for its subsidiaries. No sales were recognized and an operating loss of $(52,760) was incurred.

 Selling, general and administrative (S, G & A) expenses for the quarter ending on December 31,
 1996 totaled $98,273. Selling, general and administrative expenses were comprised mainly of legal and accounting expenses arising from the preparation of SEC reporting forms for public disclosure, consulting fees, filing fees and general office expenses incurred in starting up an on-going operation which has been dormant for several years. S, G & A expenses for the period ending December 31, 1997 were comprised of accounting, legal, and expenses associated with moving the business from Las Vegas to California.

 Interest expense for related parties was $7,141 during the first quarter of fiscal 1996. The interest is related to notes payable to related parties. These notes, due in 18 months from the date of issuance, bear interest at the rate of 10% per annum. Interest expense for the quarter ending
 December 31, 1997 consisted of interest associated with notes from investors and shareholders associated with the turnaround of the business from cellular to environmental technology. All notes have been subsequently converted to stock or paid off.

 Primarily, as a result of the above mentioned expenses, Net
 Losses from Operations decreased by
 $19,514 in the quarter ended December 31, 1997 compared to the quarter ending December 31,
 1996.

 There was no provision for income taxes in either 1996 or 1997 due to the existence of net operating loss carry forwards from prior years, and the likelihood of the Company being able to utilize these net operating losses in the future.

 Net loss per share decreased from $(0.40) to $(0.13) in December 31, 1997 primarily due to the increase in the weighted average number of shares outstanding in December 1997 compared to
 December 1996.

 The Company experienced losses from operations of $85,900 during the quarter ending December
 31, 1997. However, the Company has also achieved a key milestone by posting a positive shareholder equity for the first time in many years. This achievement marks the turning point in the Company's history and illustrates the confidence investors have in the company's management and overall strategic game plan for restarting the environmental operations acquired with
 XyclonyX. In order to implement the company's strategic plan with its subsidiaries, the Company is planning on raising additional capital through the issuance of stock in Global Venture Funding or its subsidiaries. The funds are targeted to establish the fermentations manufacturing operation
 and the staffing of the sales subsidiaries.   The Company is
 also seeking new business
 opportunities that may be acquired or developed internally. Based on the current status of the Company, additional capital will be required in order for the Company to complete any business acquisitions or development, or to maintain their ongoing operations.

 Liquidity and Capital Resources
 Cash and equivalents totaled $3,000 and $1,700 at December 31, 1997 and September 30, 1997 respectively. During the quarter ending December 31, 1997, net cash used by operating activities totaled $232,200 compared to $65,693 in the same period in 1996. Operating activities includes payments for accounting, legal fees and professional services.

 Net Working Capital (Current Assets less Current Liabilities) was ($6,400) as of December 31, 1997. As of September 30, 1996, net working capital was $(210,900) including a $76,900 discontinued operation liability which was expensed during the current quarter. The company was able to convert most notes payable and much of the accounts payable to stock at values of approximately $1.00 per share during the quarter ending December 31, 1997. This conversion effort significantly reduced the outstanding current liabilities.

 The Company registered 210,000 shares of common stock for
 services provided to the Company
 or to be provided to the  Company in the future.  100,000
 shares were used to payoff accounts
 payable debt of $95,000 and the balance was used to prepay services in the amount of $47,500.

 To date the Company has financed its operations principally through borrowings and private placements of equity securities and debt. During the second quarter of 1997, the Company raised
 $63,500 in a private placement for which series C, Preferred stock was issued for 2,670 shares.
 Net proceeds to the company after placement fee's was $62,900 The Company will need additional capital to continue its existence and will endeavor to raise sufficient funds through the sale of shares, or other means.

 Non-cash investing and financing activities
 For the quarter ending December 31, 1997:

 Debt to equity conversions.

 Eight noteholders with notes totaling $40,000 plus interest at 10% with various maturities from
 October 1997 to March 1998, exercised their options to convert to Series C Preferred stock. The company issued 800 shares of Series C preferred stock to said noteholders.

 Another noteholder exchanged his note of $10,400 for 120 shares of Series C Preferred stock.

 Several vendors exchanged their invoices totaling $33,174 for $1,000 cash and 30,000 shares of restricted common stock.

 A preferred shareholder exercised his right to convert Series
 II Preferred stock to common stock.
 Under the conversion 250 shares of preferred were converted to 125 shares of common stock.
 All exchanges were valued at $1.00 per share.

 During the quarter, various employees were issued 16,000 shares of Series D Preferred Stock for services in lieu of salary. All exchanges were valued at $1.00 per share.

 For the period ending December 31, 1996:

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

 Future Funding Requirements
 The Company's working capital and other capital requirements during the next year or more will vary based on a number of factors, including the rate at which microbial products are shipped and generate profits, the level of sales and marketing activities for environmental products, and the level of effort needed to develop additional distribution channels to the point of commercial viability.

 Continuation Of Business
 In order for the Company to be successful, additional funding will be required. The Company had no significant revenues and has paid operating costs from equity sales since July 19, 1997. The failure of the company or its subsidiaries to successfully obtain additional funds may jeopardize its existence. The company intends to raise additional working capital by the sale of common stock, borrowings and/or possible licensing of its developed business arrangements.

 Employees
 As of December 31, 1997, the Company had 3 full-time employees.
 By September 30, 1998, the
 Company expects to significantly increase the number of employees, principally in microbial manufacturing operations, sales and marketing and through acquired operating subsidiaries. The
 Company's employees are not represented by a labor union and the Company believes its employee relations are good.

 On July 18, 1997, Roger Knight resigned as President of the Company and Conrad Nagel resigned as Treasurer. On July 18, 1997 the Board of Directors named Robert C. Brehm as
 President and Treasurer. On July 19, 1997 Robert C. Brehm was elected to Chairman of the
 Board to fill the seat vacated by Robert Dolan. On September 12, 1997 Sy Phillips resigned as a
 Director, and the Board of Directors appointed Mery Robinson to fill the place vacated by Mr.
 Phillips.

 Factors Affecting Future Performance
 From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the impact of competitive products and services, technological changes in the Company's industry, the ability of the Company to develop and successfully deploy it's products through a distribution network, the Company's ability to attract and retain customers, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products and services and other risks detailed from time to time in GVF's filing with the Securities and Exchange Commission. These risks could cause the company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

 Although the environmental technology opportunities are numerous and the Company enjoys
 Letters of Intent for its products, the ability to finance, build and manufacture the microbial blends has not yet commenced although plans to startup a pilot plant operation indicate such a plant could be in operation as soon as June 1998. The Company's failure to operate such a plant in a profitable manner could materially effect the financial results and the amount of capital required to operate the business in the future.


      PART II

 Item 1 - Legal Proceedings
 There are no known legal proceedings to which the Company is a party as of December 31, 1997

 Item 2 - Changes In Securities

 None

 Item 3 - Defaults Upon Senior Securities

 None

 Item 4 - Submission of Matters To A Vote Of Security Holders

 None

 Item 5 - Other Information - subsequent events

 None

 Item 6 - Exhibits And Reports On Form 8-K

 (a)     None

 (b) Reports on Form 8-K - None filed during quarter ended
 December 31, 1997.
 (c) An additional, registration Statement on Form S-8 respecting the registration of shares of the Common stock of the Company issued under the employee benefit plans was filed with the
 Securities Exchange Commission on December 23,1997.
 (d) Subsidiaries of Registrant as of December 31, 1997
 -XyclonyX - 100% owned, Sub-Surface
 Waste Management, Inc. - 100% owned.


 SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              Global Venture Funding, Inc.

 Date:   02/19/98
                By:   /s/  Robert C. Brehm

                      Robert C. Brehm, President