Form 10QSB
period 1998-03-31
US MICROBICS
filed 1998-05-15
CIK 774454

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
             Washington, D.C. 20549
                             FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13
OR 15(D) OF THE SECURITIES  EXCHANGE
ACT OF 1934

For the quarterly period ended  March 31, 1998.

[   ] TRANSACTION REPORT UNDER SECTION
13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transaction period from                  To
Commission File Number       0-14213

    U.S. MICROBICS
(Formally Global Venture Funding, Inc.)
(Name of small business issuer in its charter)
Colorado                                      84-0990371
(State or other jurisdiction of       (IRS Employer
 incorporation or organization)   Identification No.)

6965 El Camino Real, Ste 105-279
Carlsbad CA 92009
(Address of principal executive offices)
Issuer's telephone number   (760) 436-5485
Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period
that the issuer was required to file such report), and
(2) has been subject to such filing requirements for the
past 90 days.     Yes  x      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                               Outstanding at May 8, 1998
Common Stock
$.0001 par value                            3,228,048
=================================
 U.S. Microbics and Subsidiaries
(formerly Global Venture Funding, Inc.)
  Consolidated Balance Sheets
As of March 31, 1998 and September 30, 1997

                                     March 31,      September 30,
                                        1998                1997
                                    (Unaudited)       (Audited)
ASSETS
 Current Assets
 Cash                          $     15,232          $    1,700
Accounts receivable
 - trade                             253,534                     -
  Inventory                           2,475                      -
Prepaid expenses and
  other assets                          500                 28,000

  Total current assets       271,741                  29,700
Plant and equipment
  (Note 2)                         37,792                   36,200
  Total assets                $ 309,533             $    65,900

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable (Note 3) $  25,000            $    75,400
Accounts payable and
 accrued liabilities               50,772                  88,300
Net liabilities of
 discontinued operation
  (Note 4)                                 -                     76,900
  Total current liabilities      75,772                240,600
Stockholders' equity
(deficit)  (Note 5):
 Convertible preferred stock,
$.10 par value;  authorized
20,000,000 shares:

Series II; authorized 500,000
shares; issued and outstanding
21,857 and 22,519 shares
(aggregate liquidation preference
of $21,857 and $22,519)           2,186                   2,300

Series B; authorized 500,000
shares; issued and outstanding
17,955 and 18,655 (aggregate
liquidation preference of $17,955
and $18,655)                             1,796                    1,900

Series C, authorized 50,000
shares; issued and outstanding
13,470 and 3,240 shares
(aggregate liquidation preference
of $1,347,000 and $324,000)      1,347                      300

Series D; authorized 50,000 shares:
issued and outstanding 32,450 and
17,138 shares (no liquidation
preference)                                 3,245                    1,700

Common stock $.0001 par value;
authorized 150,000,000 shares; issued
and outstanding 1,628,048 and
1,447,929                                      162                       200

Additional paid-in capital      2,305,910             1,928,000
Stock options                          204,357                187,700
Treasury stock                                -                      (1,000)
Accumulated deficit            (2,285,242)           (2,295,800)

Total stockholders' equity
(deficit)                                    233,761             (174,700)

Total liabilities and stockholders'
equity (deficit)                   $    309,533        $      65,900

==============================
   U.S. Microbics and Subsidiaries
  (formerly Global Venture Funding, Inc.)
   Consolidated Statement of Cash Flow
  For the six months  and quarters ended
          March 31, 1998 and 1997

                                                              For The Six                               For the Three
                                                     Months Ended March 31,          Months Ended March 31,
                                                     1998                       1997          1998                  1997
Cash flows from operation activities:
 Net income (loss)                         $ 10,521        $ (255,791)       $ 96,421          $ (150,376)
 Depreciation                                        -                        -                      -                        -
Adjustments to reconcile net income
  (loss) to net cash (used) by operating
  activities:
  (Increase) decrease in:
   Accounts receivable - trade        (253,534)                                   (253,534)
Inventory                                           2,475)                                       (2,475)
Stock options exercised                          -                 30,000
Prepaids, deposits and other assets   27,500                5,169               47,600             11,573

Increase (decrease) in:
  Notes payable                               (50,400)                                        6,500
Accounts payable and accrued
   expenses                                      (37,491)             35,506              11,824             11,357
Net liabilities of discontinued
    operations                                   (76,900)                                           -                  8,059
Common stock subscriptions
     payable                                                                81,000                                     81,000

Net cash (used) by operating
     activities                                 (382,779)           (104,116)             (93,664)        (38,387)

Cash flows from financing activities
Issuance of common stock and
 preferred stock in exchange for
  services                                      229,403                27,191               14,968             25,690
Proceeds from issuance of
  common and preferred stock net
  of placement fees                        167,500               79,620                91,520            79,620
 Proceeds from issuance of
 long-term debt to related parties                              98,500
Cancellation of treasury stock         1,000                                               1,000
Repayments of long-term debt                                (118,889)                                   (87,100)
 Repayments of notes payable                                     (6,156)                     -               (3,087)

Net cash flow from financing
  activities                                    397,903                  80,266               107,488          15,123

Cash flows from investing activities:
 Purchase of leasehold improvements
  and equipment                              (1,592)                (16,620)              (1,592)        (10,395)


INCREASE (DECREASE) IN
  CASH                                          13,532                 (40,470)              12,232          (33,659)
CASH AT BEGINNING OF
  PERIOD                                        1,700                   49,836                3,000            43,025
CASH AT END OF PERIOD      $ 15,232                 $ 9,366           $ 15,232        $    9,366

===================================
        U.S. Microbics and Subsidiaries
 (formerly Global Venture Funding, Inc.)
     Consolidated Statement of Income
For the six months quarters ended
 March 31, 1998 and 1997

                                                                 For the Six                            For the Three
                                                       Months Ended March 31,       Months Ended March 31,
                                                        1998                      1997         1998                1997
Revenues                                       $ 259,124             $    -            $ 259,124         $     -

Cost of revenues                                      193                   -                     193                 -

Gross profit                                       258,931                   -              258,931                 -

Selling, general , and
 administrative expenses                     198,601             239,214         145,841          140,940

Income (loss) from operations             60,330             (239,214)       113,090          (140,940)

Other expenses:
 Interest related parties                                                  16,577                                    9,436
 Interest expense                                  49,809                     -             16,669                   -

Net Income (loss) from continuing
 operations before taxes                         10,521          (255,791)          96,421         (150,376)

Provision for income taxes                         -                       -                        -                     -

Net profit (loss) from continuing
  operations                                           10,521           (255,791)          96,421         (150,376)

Discontinued operations                             -                        -                     -                    -

Net income (loss)                               $ 10,521          $(255,791)       $ 96,421       $(150,376)

BASIC Earnings Per Share                 $      Nil           $     (0.07)        $    0.03       $       (0.04)
Net income (loss) per common share

Weighted average common shares
and common equivalents outstanding   3,674,965       3,853,932       3,674,965         3,853,932

Diluted Earnings Per Share                  $      Nil            $    (0.07)         $   0.02      $      (0.04)
Net income(loss) per common share &
outstanding options

Weighted average common shares,
 common equivalents and options         3,894,965          3,853,932      3,894,965      3,853,932
 outstanding

==============================
  NOTES TO FINANCIAL STATEMENTS
1.   Basis of presentation and accounting policies:

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

On May 8, 1992, a "Certificate of Assumed or Trade Name" was filed with the Colorado Secretary of State to record the trade name of "Global Venture Funding, Inc." On June 18,
1993, the Articles of Incorporation were amended and the name of the Company was changed to Global Venture
Funding, Inc. In April of 1998, the Articles of Incorporation were amended and the name of the company was changed to U.S. Microbics (USMX), the name under which the company now transacts business.

From May 1996 to October 1997, USMX was pursuing opportunities in the prepaid cellular communications business via an acquired subsidiary in Atlanta, a national support center in Las Vegas, and a retail store operation in Houston, TX. The Atlanta operation was closed in 1996 and the national support center in 1997. The Houston operation was sold to its existing management in December
1997 with an effective date of October 31, 1997.

On July 17, 1997, Robert Brehm became CEO and changed the direction of the company. The Board of Directors authorized a one for twenty reverse split of all classes of the stock effective on August 20, 1997.

USMX has a fiscal year ending in September and is currently building an environmental conglomerate based upon the microbial technology acquired from XyclonyX.

On August 30, 1997, USMX acquired XyclonyX, a microbial technology company with headquarters in La Jolla, CA. XyclonyX was acquired to capitalize on the prior commercial success of the existing management with microbial technology applications in oil recovery, environmental cleanup, hazardous waste management and agricultural applications. USMX operates XyclonyX as a separate profit center with its own management and technology.

During fiscal 1998, USMX created another subsidiary, West Coast Fermentation Center, to cultivate microbial cultures that are sold to third party licensees and other subsidiaries of USMX. In November 1997, USMX formed Sub-Surface Waste Management, a wholly owned subsidiary whose purpose is to manufacture and sell the patented Bio-RaptorTM technology licensed from XyclonyX. During the second quarter, USMX also formed Sol Tech
Corporation and Bio-Con Microbes as wholly owned subsidiaries to reach the sewage treatment and agriculture markets.

The Company is in the process of arranging and obtaining private and public financing for additional equity to provide working capital for current overhead costs as well as to finance start-up costs of its West Coast
Fermentation Center, XyclonyX, Bio-Con Microbes, and
Sub-Surface Waste Management operating  subsidiaries.

Consolidated Subsidiaries:
The consolidated financial statements include the accounts
U.S. Microbics, the parent company, and the wholly owned subsidiaries of XyclonyX, Sub-Surface Waste
Management, Inc., West Coast Fermentation center, and
Bio-Con Microbes. All material intercompany transactions have been eliminated in consolidation.

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

Net earnings per common share:
Net earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method).

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

Fair value of financial instruments:
Based on the borrowing rates currently available to the Company, the carrying value of any long-term debt, to related parties approximates fair value.

Property and Equipment
Property and equipment consists principally of a fermentor and related accessories that were acquired as part of the Company's acquisition of XyclonyX. As of March 31, 1998, the assets had not been placed in service.

Notes Payable
Notes payable consists of one unsecured note, to a related party, that was converted to equity in May 1998.

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

5.  Stockholders' Surplus:

Common Stock
As of March 31, 1998, there were 1,628,048 shares of Common Stock outstanding. Holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.
Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefrom. In the event of a liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding.

Preferred stock, if any. Holders of Common Stock have no right to convert their Common Stock into any other securities. The Common Stock has no preemptive or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock.

Preferred Stock
The Board of Directors has the authority, without further action of the stockholders, to issue up to 20,000,000 shares of non-voting Preferred Stock, $.10 par value, as follows:

500,000 shares have been designated as Series II, of which 21,857 shares of Series II are currently issued and remain outstanding. Each share of Series II preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series II preferred share may be converted to Common stock after a specified holding period as follows: after one year, two shares of Common stock; after two years, five shares of Common stock; after three years, ten shares of Common stock.
In November 1996, the Board of Directors changed the conversion schedule as follows : Commencing January
1, 1997, each shareholder shall be entitled to convert 250 shares (or 5%) of each 5,000 share unit to 2,500 shares of common stock. The shareholder shall be entitled to convert the balance of each unit of Series II Preferred shares at the conversion rate of 475 shares of each unit during each six-month period thereafter beginning July 1, 1997.

500,000 shares have been designated as Series B, of which 17,955 shares of Series B are currently issued and remain outstanding. Each share of Series B preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series B preferred share may be converted to Common stock after a specified holding period as follows: after one year, two shares of Common; after two years, five shares of Common stock.
In November 1996, the Board of Directors changed the conversion schedule as follows: Commencing January
1, 1997,  each shareholder shall be entitled to convert
250 shares (or 5%) of each 5,000 share unit to 1,250 shares of common stock. The shareholder shall be entitled to convert the balance of each unit of Series B
Preferred shares at the conversion rate of 475 shares of each unit during each six-month period thereafter beginning July 1, 1997.

50,000 shares have been designated as Series C, of which 13,740 shares of Series C are currently issued.
Each share of Series C preferred stock is entitled to preference upon liquidation of $100 per share for any unconverted shares, and the liquidation preference is junior only to that of all previously issued preferred shares. Each Series C preferred share may be converted to 100 shares of Common stock after a specified holding period of one year.

50,000 shares have been designated as Series D, of which 32,450 shares of Series D are currently issued and remain outstanding. The Series D preferred stock carries no liquidation preferences and is subject to forfeiture prior to conversion. Each Series D preferred share may be converted to 100 shares of Common stock after a specified holding period of one year.

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

Stock Options:

For the period beginning March 31, 1996 and ending March 31, 1997:
On July 26, 1996, the Company issued options to purchase 15,000 common shares to an individual in exchange for a management consulting agreement scheduled to terminate on May 26, 1997. The option agreement provides for an exercise price of $2 per share commencing
July 26, 1996 until July 26, 1998 or 24 months after the filing and acceptance of this issuance with the Securities and Exchange Commission, whichever date is later.
The number of shares issuable under the agreement are subject to adjustment to take into account reorganizations, recapitalization, mergers or other similar corporate events. In addition, the Company agreed to reserve 15,000 shares of its $.0001 par value common stock for the exercise of this option.
This agreement was valued at $30,000 and was amortized over the life of the consulting agreement.
These options were exercised during December 1996.

An additional 5,000 shares were issued to a consultant per a services contract and are exercisable at $20.00 per share. A prior employee of the company was also granted an employee stock option for 5,000 shares at $.50 per share.

For the period beginning March 31, 1997 and ending
March 31, 1998: The Company issued options during the year for consulting services, fees in connection with obtaining financing and various other services to employees and non-employees.

Stock options and warrants summary information:
Activity of options and warrants granted is as follows:
[CAPTION]

                                                            Options and warrants outstanding
                                                                                                    Weighted
                                                            Shares                             average
                                                                                                   exercise
                                                                                                       price
Balance, December 31, 1995                     0                                        0
Granted                                               25,000                                 $6.20

Balance December 31, 1996                25,000                                 $6.20
Granted                                          1,480,400                                 $2.59
Exercised                                           (15,000)                                $2.00

Balance December 31, 1997            1,490,400                                 $2.77
Granted                                                26,700                                 $0.75

Expired                                             (247,900)                                $0.72

Balance March 31, 1998                  1,269,200                                 $3.15
Exercisable, March 31, 1998            1,224,200                                 $3.16

The following is a summary of options and warrants outstanding at March 31, 1998:
[CAPTION]

Options and warrants outstanding                                     Options and warrants exercisable
=======================================
                                                       Weighted Range of                  Number           Average
 Weighted          Number           Weighted
exercise prices       Outstanding      remaining          average        exercisable           average
                                                   contractual life   exercise price                        exercise price
                                                         (years)
=======================================
$ .10 - .75              121,700               2.06              $     0.42          81,700              $0.58
              1              325,000               4.47                     1.00        325,000                1.00
              2              200,000               4.61                     2.00        200,000                2.00
              3              200,000               4.61                     3.00        200,000                3.00
              4              200,000               4.61                     4.00        200,000                4.00
              5              200,000               4.61                     5.00        200,000                5.00
            10                  3,150               3.85                   10.00            3,150              10.00
            20                10,000               2.79                   20.00            5,000              20.00
            60                  9,350               1.48                   60.00            9,350              60.00
                            ------------         ----------             -----------       -----------             -------
                           1,269,200               4.29               $    3.13     1,224,200             $ 3.16

=======================================
The Company accounts for stock compensation to non-employees under the provisions of FAS 123, "Accounting for Stock-Based Compensation." As allowed by FAS 123, the company has elected to continue to follow Accounting Principals Board
Opinion No. 25, "Accounting For Stock Issued To
Employees" (APB 25) in accounting for its employee stock option plans. Under APB 25, the company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price, or greater, of the underlying stock on the grant date.

As required by FAS 123, the company has determined the pro-forma information as if the company had accounted for stock options under the fair value method of FAS 123. Had the fair value method of accounting been applied to the company's stock option plan, the tax-effected impact would be as follows:

Quarter ending 03/31/98
Net Income as reported                              $     (10,521)
Estimated fair value of the option grants,
   net of tax                                                 $   (112,345)
Net Income Adjusted                                  $   (101,824)
Adjusted net income per share                     $          (.10)

The fair value of each option and warrant is estimated as
of the date of the grant using the Black-Sholes option
pricing  model with the following assumptions :
Expected stock price volatility                            340.45%
Expected option/warrant lives                               1-5 years
Expected dividend yields                                            --
Risk-free interest rates                                       5.65 - 6.59%

The weighted average fair value of options/warrants granted was $.16.

6.   Related party transactions:

Office space and administrative support:
Since July, 1997, the Company is provided office space and other administrative support services at a cost of $750 per month by various corporations under the control of the president of the Company, a principal stockholder.

Notes payable to related party:
For 3/31/97, Notes payable to a related party consisted of various notes payable to a Director of the Company, and a corporation under the control of Director.
For period ending 03/31/98, The notes were unsecured, and due to related party shareholders. They were converted to equity in May 1998.

Legal fees:
Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years. During the quarters ended March 31, 1998 and 1997, the outstanding balances due these firms totaled approximately $ 627 and $31,433, respectively.

PART I - Item 2 Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview
During the quarter ended March 31, 1998, the Company efforts were directed to fund raising, building organizational infrastructure, adding new sales subsidiaries, searching for manufacturing space, and shipping microbial blends to existing and new customers. The company also formed Sol Tech
Corporation for sales of its sewage treatment products, West Coast Fermentation Center for microbial blend manufacturing, and Bio-Con Microbes for agricultural and aqua/mariculture applications.
Bio-Con Microbes granted a license for golf course applications aimed at cutting water consumption.

The company is finalizing its manufacturing location and new office space for occupancy during the third quarter.

Buildout of the facility is expected to be complete by the end of the fiscal year, however blending operations should commence within the third quarter thus generating revenue for the company.

Results of Operations
Quarter Ended March 31, 1998 compared to the
March 31, 1997. During the quarter ended March 31,
1997 the Company was developing its retail store strategy in Houston and had no revenues and an operating loss of $(150,376). During the quarter ended March 31, 1998, the Company was developing its manufacturing plans, raising capital and orchestrating a strategic plan for its subsidiaries. A license was granted by Bio-Con Microbes to Gran Verde, Inc., a subsidiary of Customer Sports, Inc. for $250,000 prepayment and minimum payments over the next five years. As a result of this license and additional shipments of microbial blends by Sub-Surface Waste Management, the Company showed revenue of $259,124 and a net profit of $96,421 for the quarter.

Selling, general and administrative (S, G & A) expenses for the quarter ending on March 31, 1997 totaled $140,940.
Selling, general and administrative expenses were comprised mainly of Houston startup operations, accounting expenses arising from the preparation of SEC reporting forms for public disclosure, consulting fees, and filing fees. S, G & A expenses for the period ending March 31, 1998 were comprised of accounting, legal, public relations, and expenses associated with the new subsidiaries startup and organization.

Interest expense for related parties was $9,436 during the second quarter of fiscal 1997. The interest is related to notes payable to related parties for past services rendered. These notes, due in 18 months from the date of issuance, bear interest at the rate of 10% per annum.
Interest expense for the quarter ending March 31, 1998 consisted of interest associated with notes from consultants that were settled with stock and cash payments during the quarter.

Primarily, as a result of the above mentioned expenses and revenues, Net Income from Operations increased by $246,797 in the quarter ended March 31, 1998 compared to the quarter ending March 31, 1997.

There was no provision for income taxes in either
1997 or 1998 due to the existence of net operating loss carry forwards from prior years, and the likelihood of the Company being able to utilize these net operating losses in the future.

Net Income per share increased from a loss of $(0.04) to profit of $0.03 in March 31, 1998 primarily due to the increase in the revenue generated from the environmental technology operations.

The Company experienced a profit from operations of $96,421 during the quarter ending March 31, 1998.
This profit risks the first time the company has shown positive earnings since it began trading on November
1996. This achievement marks the turning point in the Company's history and illustrates the ability to generate sales from a prior successful technology and customer base.

In order to implement the company's strategic plan with its subsidiaries, the Company is planning on raising additional capital through the issuance of stock in U.S. Microbics and its subsidiaries. The funds are targeted to establish the fermentations manufacturing operation and the staffing of the sales subsidiaries.
The Company is also seeking new business opportunities that may be acquired or developed internally. Based on the current status of the Company, additional capital will be required in order for the Company to complete any business acquisitions or development, or to maintain their ongoing operations.
Liquidity and Capital Resources
Cash and equivalents totaled $15,232 and $1,700 at March 31, 1998 and September 30, 1997 respectively.
During the quarter ending March 31, 1998, net cash used by operating activities totaled $93,664 compared to $38,387 in the same period in 1997. Operating activities includes payments for accounting, legal fees and professional services.

Net Working Capital (Current Assets less Current
Liabilities) was $195,969 as of March 31, 1998. As of September 30, 1996, net working capital was $(210,900) including a $76,900 discontinued operation liability which was expensed during the current quarter.
The company was able to convert most notes payable and much of the accounts payable to stock at values of approximately $1.00 per share during fiscal 1998.
Additional working capital was generated from Private Placement Equity sales.

To date the Company has financed its operations principally through borrowings and private placements of equity securities and debt. During the second quarter of 1998, the Company raised $104,000 in a private placement for which Series C, Preferred stock was issued for 1,680 shares.

Net proceeds to the company after placement fee's was $91,520 The Company will need additional capital to continue its existence and will endeavor to raise sufficient funds through the sale of shares, licensee fees, or other means.

Non-cash investing and financing activities
For the quarter ending March 31, 1998:
Preferred shareholders exercised their right to convert
Series II Preferred stock and Series B Preferred stock to common stock. Under the conversion 12,995 shares of Series II preferred were converted to 6,497 shares of common stock and 13,990 shares of Series B preferred stock were converted to 3,497 shares of common stock.

During the quarter, 40,000 shares of treasury stock were canceled thus reducing the common stock outstanding. An additional 1,000 shares of Series D preferred stock were also canceled due to lack of performance of the shareholder.

For the period ending March 31, 1997:
During the quarter ended March 31, 1997, 7,550 shares of Series II preferred stock and 3,500 shares of Series
B preferred stock were converted into 93,000 shares of common stock. The Company issued 3,000 shares of Series C preferred stock and 100,000 shares of common stock for future consulting services. The contract negotiations were not completed and the stock was in the possession of the Company.
These shares were subsequently canceled.  The
Company also issued 27,000 shares of common stock for placement fees in consideration of funds received by the Company from sale of shares under the private placement memorandum.

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

Continuation Of Business
In order for the Company to be successful, additional funding will be required. The Company had generated initial revenues and has paid operating costs from equity sales. The failure of the company or its subsidiaries to successfully obtain additional funds may jeopardize its existence.

The company intends to raise additional working capital by the sale of common stock, borrowings and/or possible licensing of its developed business arrangements.

Employees
As of March 31, 1998, the Company had 3 full-time employees and many part time consultants.
By September 30, 1998, the Company expects to significantly increase the number of employees, principally in microbial manufacturing operations, and sales and marketing through operating subsidiaries.
The Company's employees are not represented by a labor union and the Company believes its employee relations are good.

On March 24, 1998 Mery Robinson was appointed the position of Secretary after the resignation of Sy
Phillips.

Factors Affecting Future Performance
From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, the Company may comment on anticipated future financial performance. Such forward looking statements are subject to risks and uncertainties, including but not limited to, the impact of competitive products and services, technological changes in the Company's industry, the ability of the Company to develop and successfully deploy it's products through a distribution network, the Company's ability to attract and retain customers, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly complex products and services and other risks detailed from time to time in USMX's filing with the Securities and Exchange
Commission. These risks could cause the company's actual results for 1998 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

Although the environmental technology
opportunities are numerous and the Company enjoys
Letters of Intent for its products, and the company has shipped products and has licensed its technology, the ability to finance, build and manufacture the microbial blends has not yet commenced although plans to startup a pilot plant operation indicate such a plant could be in operation as soon as June 1998. The
Company's failure to operate such a plant in a profitable manner could materially effect the financial results and the amount of capital required to operate the business in the future.

         PART II  Item 1 - Legal Proceedings
There are no known legal proceedings to which the Company is a party as of March 31, 1998

Item 2 - Changes In Securities
None

Item 3 - Defaults Upon Senior Securities
None

Item 4 - Submission of Matters To A Vote Of
Security Holders
None.
Subsequent to March 31, 1998, a special shareholders meeting was convened and the name of the Company was changed to U.S. Microbics.

Item 5 - Other Information - Subsequent Events
In April 1998, two employees exercised their rights to convert 14,000 shares of series D preferred to 1,400,000 restricted shares of common stock.
The company also issued four blocks of 50,000 shares of restricted common stock to Sub-Surface
Waste Management, Sol Tech Corporation,
Bio-Con Microbes, and West Coast Fermentation
Center in return for all outstanding stock in each subsidiary.

Item 6 - Exhibits and Reports on Form 8-K
     (a)  None

Reports on Form 8-K - None filed during quarter ended
 March 31, 1998.
Subsidiaries of Registrant as of March 31, 1998
  -XyclonyX; 100% owned, Sub-Surface Waste
 Management, Inc.; 100% owned. Bio-Con Microbes;
 100% owned, West Coast Fermentation Center;
 100% owned, Sol Tech Corporation; 100 %
 owned.
                                       SIGNATURES
In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized.
                                           U.S. Microbics
Date:   05/15/98                 By:   /s/  Robert C. Brehm
                                             Robert C. Brehm, President