Form 10QSB
period 1998-06-30
US MICROBICS
filed 1998-08-17
CIK 774454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                  To
                                ----------------     ----------------

Commission File Number       0-14213


                              U.S. MICROBICS, INC.
                     (Formally Global Venture Funding, Inc.)
                  -------------------------------------------
                 (Name of small business issuer in its charter)


          Colorado                                       84-0990371
          --------                                       ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

             6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009
             ------------------------------------------------------
                    (Address of principal executive offices)


                    Issuer's telephone number (760) 436-5485
                                               --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such report), and (2) has been
subject to such filing requirements for the past 90 days. Yes   x     No
                                                              -----      -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



          Class                                 Outstanding at July 31, 1998
----------------------------                   ----------------------------
Common Stock $.0001 par value                           3,423,980


                               U.S. Microbics Inc.
                                and Subsidiaries
                     (Formerly Global Venture Funding, Inc.)
                           Consolidated Balance Sheets
                   As of June 30, 1998 and September 30, 1997

                                     ASSETS
                                     ------
                                                                                 June 30,          September 30,
                                                                                  1998                 1997
                                                                                (unaudited)          (audited)
                                                                                -----------          ---------
Current assets:
     Cash                                                                     $   549,819         $     1,700
     Accounts receivable - trade                                                      3,534                --
     Inventory                                                                        2,475                --
     Prepaid expenses and other assets                                              360,641              28,000
                                                                                -----------         -----------

          Total current assets                                                      916,469              29,700

Plant and equipment - Note 2                                                         39,887              36,200

Available for sale securities - Note 6                                               30,000                   _
                                                                                -----------         -----------

          Total assets                                                          $   986,355         $    65,900
                                                                                ===========         ===========


                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------

Current liabilities:
     Notes payable - Note 3                                                     $      --           $    75,400
     Accounts payable and accrued liabilities                                       107,656              88,300
     Net liabilities of discontinued operations                                        --                76,900
                                                                                -----------         -----------

          Total current liabilities                                                 107,656             240,600

Stockholders' equity (deficit) - Note 5:
     Convertible preferred stock, $.10 par value authorized 20,000,000 shares:
          Series II; authorized 500,000 shares; issured and outstanding
             21,809 and 22,519 (aggregate liquidation preference of
             $21,809 and $22,519                                                      2,181               2,300
          Series B; authorized 500,000 shares; issured and outstanding
             17,606 and 18,655 (aggregate liquidation preference of
             $17,606 and $18,655)                                                     1,761               1,900
          Series C; authorized 500,000 shares; issured and outstanding
             15,960 and 3,240 (aggregate liquidation preference of
             $1,596,000 and $324,000)                                                 1,596                 300
          Series D; authorized 500,000 shares; issured and outstanding
             20,513 and 17,138 (no liquidation preference)                            2,051               1,700
     Common stock $.0001 par value; authorized 150,000,000 shares;
          issured and outstanding 3,248,273 and 1,447,929                               325                 200
     Additional paid-in capital                                                   2,696,424           1,928,000
     Stock options                                                                  898,237             187,700
     Treasury stock                                                                    --                (1,000)
     Unrealized loss on investment                                                 (220,000)               --
     Accumulated deficit                                                         (2,503,875)         (2,295,800)
                                                                                -----------         -----------

          Total stockholders' equity (deficit)                                      878,699            (174,700)
                                                                                -----------         -----------

          Total liabilities and stockholders' equity (deficit)                  $   986,355         $    65,900
                                                                                ===========         ===========

                                                         1



                                                   U.S. Microbics Inc.
                                                    and Subsidiaries
                                          (Formerly Global Venture Funding, Inc.)
                                          Consolidated Statements of Income
                                 For the Nine Months and Quarters Ended June 30, 1998 and 1997


                                                        For the Nine                      For the Three
                                                    Months ended June 30,              Months ended June 30,
                                                  ----------------------------      ----------------------------
                                                     1998             1997              1998             1997
                                                  -----------      -----------      -----------      -----------
Revenues                                          $   259,124      $     1,385      $      --        $      --

Cost of revenues                                          193            3,000             --               --
                                                  -----------      -----------      -----------      -----------

Gross margin                                          258,931           (1,615)            --               --

Selling, general and
         administrative expenses                      412,364          337,857          138,763              404
                                                  -----------      -----------      -----------      -----------

Income (loss) from operations                        (153,433)        (339,472)        (138,763)            (404)
                                                  -----------      -----------      -----------      -----------

Other expenses:
         Interest related parties                        --             25,906             --               --
         Interest expense                              54,642             --              4,833
         Depreciation                                    --                302             --               --
                                                  -----------      -----------      -----------      -----------

Net income (loss) from continuing
         operations before taxes                     (208,075)        (365,680)        (143,596)            (404)

Provision for income taxes                                --               --               --               --
                                                  -----------      -----------      -----------      -----------


Net profit (loss) from continuing                    (208,075)        (365,680)        (143,596)            (404)
         operations

Discontinued operations                                   --               --               --               --
                                                  -----------      -----------      -----------      -----------

Net income (loss)                                 $ (208,075)      $  (365,680)     $  (143,596)     $      (404)
                                                  ===========      ===========      ===========      ===========

Basic earnings per share
Net income (loss) per common share                $     (0.12)     $     (0.09)     $     (0.08)     $      Nil


Weighted average common shares                      1,785,348        3,909,645        1,785,348        3,909,645






                                                        U.S. Microbics Inc.
                                                          and Subsidiaries
                                               (Formerly Global Venture Funding, Inc.)
                                                 Consolidated Statements of Cash Flows
                                      For the Nine Months and Quarters Ended June 30, 1998 and 1997


                                                                               For the Nine                 For the Three
                                                                          Months ended June 30,            Months ended June 30,
                                                                     ----------------------------     -----------------------------
                                                                         1998            1997              1998           1997
                                                                     -----------      -----------      -----------      -----------
Cash flows from operating activities:
      Net income (loss)                                              $  (208,075)     $  (365,680)     $  (143,596)     $  (109,889)
      Depreciation                                                          --                302             --                302
      Adjustments to reconcile net income
           (loss) to net cash (used( by
           opetating activities:
           (Increase) decrease in:
               Accounts receivable - trade                                (3,534)            --            250,000             --
               Inventory                                                  (2,475)            --               --               --
               Stock options exercised                                    20,000           30,000           20,000
               Prepaids, deposits and other assets                      (332,641)           1,059         (360,141)             130
           Increase (decrease) in:
               Notes payable                                             (75,400)            --            (25,000)            --
               Acccounts payable and accrued liabilities                  19,393           69,488           56,884           40,771
               Net liabilities of discontinued operations
               Common stock subscriptions payable
                                                                     -----------      -----------      -----------      -----------

           Net cash flows by operating activities                       (582,732)        (264,831)        (201,853)         (68,686)

Cash flows from financing activities:
      Issuance of common stock and preferred stock
           in exchange for services                                      619,337           27,191          391,834             --
      Proceeds from issuance of common and preferred
           stock net of placement fees                                   518,402           76,620          350,902             --
      Proceeds from issuance of long-term debt                              --            136,856             --            141,953
      Exchange of common stock for note payable                           25,799             --             25,799             --
      Cancellation of treasury stock                                       1,000             --               --
      Repayments of Notes payable                                           --             (6,156)            --            (63,123)
                                                                     -----------      -----------      -----------      -----------

      Net cash flows from financing activities                         1,164,538          234,511          768,535           78,830

Cash flows from investing activities
      Purchase of leasehold improvements and equipment                    (3,687)         (18,107)          (2,095)         (18,107)
      Increase in investments net of unrealized loss                     (30,000)            --            (30,000)            --
                                                                     -----------      -----------      -----------      -----------

      Net csh flows from investing activities                            (33,687)         (18,107)         (32,095)         (18,107)

INCREASE (DECREASE) IN CASH FLOWS                                        548,119          (48,427)         534,587           (7,963)
CASH AT BEGINNING OF PERIOD                                                1,700           49,800           15,232            9,336
                                                                     -----------      -----------      -----------      -----------

CASH AT END OF PERIOD                                                $   549,819      $     1,373      $   549,819      $     1,373
                                                                     ===========      ===========      ===========      ===========





                                                         3

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

     On May 8, 1992, a "Certificate of Assumed or Trade Name" was filed with the Colorado Secretary of State to record the trade name of "Global Venture Funding, Inc." On June 18, 1993, the Articles of Incorporation were amended and the name of the Company was changed to Global Venture Funding, Inc. In April of 1998, the Articles of Incorporation were amended and the name of the company was changed to U.S. Microbics, Inc., (USMX), the name under which the company now transacts business.

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

     Net earnings per common share:
     Net earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method).
                                       4

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

2. Property and Equipment

     Property and equipment consists principally of a fermentor and related accessories that were acquired as part of the Company's acquisition of XyclonyX. As of June, 1998, the assets had not been placed in service in service and no depreciation has been taken.

3. Notes Payable

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

     5. Stockholders' Surplus:

     The authorized capital stock of the Company consists of 150,000,000 shares of Common Stock, $.0001 par value and 20,000,000 shares Preferred Stock , $.10 par value.

     Common Stock

     As  of  June  30,  1998,   there  are  3,248,273  shares  of  Common  Stock
     outstanding.  Holders  of Common  Stock are  entitled  to one vote for each share held of record on all matters submitted to a vote of the stockholders. Holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding Common stock, if any. Holders of Common Stock have no right to convert their Common Stock into any other securities. The Common Stock has no preemptive or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of Common Stock are, and the Common Stock to be outstanding upon completion of this Offering will be, duly authorized, validly issued, fully paid and nonassessable.

     Preferred Stock

     The Board of Directors has the authority, without further action of the stockholders, to issue up to 20,000,000 shares of Preferred Stock, $.10 par value, as follows as of June 30, 1998:

     As of June 30, 1998, 500,000 shares have been designated as Series II, and of which 21,809 shares of Series II are currently issued and remain outstanding. Each share of Series II preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series II preferred share may be converted to Common stock after a specified holding period as follows: after one year, two shares of Common stock; after two years, five shares of Common stock; after three years, ten shares of Common stock. In November 1996, the Board of Directors changed the conversion schedule as follows : Commencing January 1, 1997, each shareholder shall be entitled to convert 250 shares (or 5%) of each 5,000 share unit to 2,500 shares of common stock. The shareholder shall be entitled to convert the balance of each unit of Series II Preferred shares at the conversion rate of 475 shares of each unit during each six-month period thereafter beginning July 1, 1997.

     As of June 30, 1998, 500,000 shares have been designated as Series B, and of which 17,606 shares of Series B are currently issued and remain outstanding. Each share of Series B preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series B preferred share may be converted to Common stock after a specified holding period as follows: after one year, two shares of Common stock; after two years, five shares of Common stock. In November 1996, the Board of Directors changed the conversion schedule as follows: Commencing January 1, 1997, each shareholder shall be entitled to convert 250 shares (or 5%) of each 5,000 share unit to 1,250 shares of common stock. The shareholder shall be entitled to convert the balance of each unit of Series B Preferred shares at the conversion rate of 475 shares of each unit during each six-month period thereafter beginning July 1, 1997.

     As of June 30, 1998, 50,000 shares have been designated as Series C, and of which 15,960 shares of Series C are currently issued. Each share of Series C preferred stock is entitled to preference upon liquidation of $100 per share for any unconverted shares, and the liquidation preference is junior only to that of all previously issued preferred shares. Each Series C preferred share may be converted to 100 shares of Common stock after a specified holding period of one year.

     As of June 30, 1998, 50,000 shares have been designated as Series D, and of which 20,513 shares of Series D are currently issued and remain outstanding. The Series D preferred stock carries no liquidation preferences and is subject to forfeiture prior to conversion. Each Series D preferred share may be converted to 100 shares of Common stock after a specified holding period of one year.

     The Company has reserved 17,500,000 shares of its $.0001 par value Common stock for conversion of Preferred stock and exercise of stock options assuming the maximum number of shares of each class of preferred shares were issued and converted. Based upon the issued and outstanding preferred shares as of June 30, 1998, the equivalent number of common shares which can be converted from preferred shares by class is as follows: Class II - 218,092, Class B - 88,030, Class C - 1,596,000, Class D - 2,051,300.

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

6. Revaluation of Investment Stock
     The Company revalued its investment in restricted Common Stock Available for Sale to the market value as of June 30, 1998. The original value was $250,000 and the value at June 30, 1998 was $30,000 resulting in a $220,000 unrealized charge to shareholders' equity of the Company. The actual realized gain or loss to the company will be determined upon the sale or other disposition of the investment. This accounting entry did not effect the company's income statement or cash flows.

     Stock Options:
     --------------

     For the period beginning June 30, 1998 and ending June 30, 1997:

     Stock options were granted to various consultants involved with capital raising, marketing, technical support, and investor relations. The stock options were issued at various exercise prices ranging from $.75 to $1.50. Several officers of the company were granted options with exercise prices ranging from $2.00 to $10. Steve Hopkins was granted options of 200,000 shares at $2.00 and 50,000 shares at $2.50 as part of his $500,000 investment. An existing shareholder exercised $20,000 of options at $75 per share and was issued 267 shares of Series C Preferred Stock


     For the period beginning June 30, 1997 and ending June 30, 1998:

     The Company issued options during the year for consulting services, fees in connection with obtaining financing and various other services to employees and non-employees.

         Stock options and warrants summary information:

     Activity of options and warrants granted is as follows:

                                                  Options and warrants
                                                     outstanding
                                              -------------------------------
                                                                 Weighted
                                                                  average
                                            Shares             exercise price
                                          ---------            --------------
       Balance, December 31, 1995                 0                    0
       Granted                               25,000                $6.20
       Balance December 31, 1996             25,000                $6.20
       Granted                            1,480,400                $2.59
       Exercised                           (15,000)                $2.00
       Balance December 31, 1997          1,490,400                $2.77
       Granted                               26,700                $0.75
       Expired                            (247,900)                $0.72
       Balance March 31, 1998             1,269,200                $3.15
       Exercised                           (26,700)                $0.75
       Granted                            1,250,000                $3.10
       Balance June 30, 1998              2,492,500                $3.14
       Exercisable, June 30, 1998         2,452,500                $3.19

     The following is a summary of options and warrants outstanding at June 30, 1998:

                        Options and warrants outstanding                            Options and warrants exercisable
                        --------------------------------                            --------------------------------

         Range of            Number        Weighted average   Weighted average           Number        Weighted average
      exercise prices      outstanding         remaining       exercise price          exercisable      exercise price
                                           contractual life
                                                (years)
     --------------------------------------------------------------------------------------------------------------------
          $ .10 - .75        195,000            1.28               0.55               155,000              $0.66
                $1.00        325,000            4.22               1.00               325,000               1.00
                $1.50        550,000            0.97               1.50               550,000               1.50
                $2.00        475,000            4.65               2.00               475,000               2.00
                $2.50         50,000             4.9               2.50                50,000               2.50
                $3.00        225,000            4.37               3.00               225,000               3.00
                $4.00        225,000            4.37               4.00               225,000               4.00
                $5.00        225,000            4.37               5.00               225,000               5.00
               $10.00        203,150            4.43              10.00               203,150              10.00
               $20.00         10,000            2.54              20.00                10,000              20.00
               $60.00          9,350            1.23              60.00                 9,350              60.00
                           2,492,500            3.41         $     3.14             2,452,500              $3.19


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

     As required by FAS 123, the company has determined the pro-forma information as if the company had accounted for stock options under the fair value method of FAS 123. Had the fair value method of accounting been applied to the company's stock option plan, the tax-effected impact would be as follows:

                           Nine Months ending 6/30/98
                           --------------------------

           Net Income as reported                             $(208,075)
           Estimated   fair   value  of  the                  $(916,700)
           option grants, net of tax
           Net Income Adjusted                               $(1,124,775)
           Adjusted net income per share                           $(.63)
           weighted average common outstanding of 1,785,348 shares)

     The fair value of each option and warrant is estimated as of the date of the grant using the Black-Sholes option pricing model with the following assumptions:

         Expected stock price volatility               274.4
         Expected option/warrant lives            .5-5 years
         Expected dividend yields                        --
         Risk-free interest rates                 5.00-5.50%

     The weighted average fair value of options/warrants granted was $.73.

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

                                 PART I - Item 2

Management's Discussion and Analysis of Financial Condition
 and Results of Operations
--------------------------------------------------------------------------------

Overview
During the quarter ended June 30, 1998, the Company efforts were directed to fund raising, building organizational infrastructure, and finalizing the manufacturing site for occupancy during the fourth quarter. Buildout of the facility is expected to be complete by the end of the calendar year, however blending operations should commence within the fourth quarter thus generating revenue for the company.

Results of Operations
---------------------

Quarter Ended June 30, 1998 compared to the June 30, 1997.
During the quarter ended June 30, 1997 the Company was developing its retail store strategy in Houston and had no revenues and an operating loss of $(404). During the quarter ended June 30, 1998, the Company was developing its manufacturing plans, raising capital and orchestrating a strategic plan for its subsidiaries. The Company incurred a net operating loss for the quarter ended June 30, 1998 of $143,596. Selling, general and administrative (S, G & A) expenses for the quarter ending on June 30, 1997 totaled $404 as operating activity had ceased. S, G & A expenses for the period ending June 30, 1998 were comprised of accounting, legal, public relations, and expenses associated with the new subsidiaries startup and organization.

There was no interest expense for related parties during the quarter ended June 30, 1997 and 1998 respectively. Interest expense for the quarter ending June 30, 1998, was $4,833 and consisted of interest associated with notes from consultants that were settled with stock and cash payments during the quarter.

There was no provision for income taxes in either 1997 or 1998 due to the existence of net operating loss carry forwards from prior years, and the likelihood of the Company being able to utilize these net operating losses in the future. Net loss per share increased from a loss of $0.01 to $0.12 in June 30, 1998 compared to 1997 primarily due to the increased activity in preparing for fully scale operating activity in the marketing, production and administrative sections of the Company. Manufacturing is expected to began during the final quarter of fiscal 1998 as the Company begins to fill its letters of intent for Bio-Raptors(TM).

The Company is also seeking new business opportunities that may be acquired or developed internally. Based on the current status of the Company, additional capital will be required in order for the Company to complete any business acquisitions or development, or to maintain their ongoing operations.

Liquidity and Capital Resources
-------------------------------
Cash and equivalents totaled $549,819 and $1,700 at June 30, 1998 and September 30, 1997 respectively. During the quarter ending June 30, 1998, net cash used by operating activities totaled $201,853 compared to $68,686 in the same period in 1997. Operating activities includes payments for accounting, legal fees and professional services. Net Working Capital (Current Assets less Current Liabilities) was $878,699 as of June 30, 1998. As of September 30, 1997, net working capital was $ (174,700) The company was able to convert most notes payable and much of the accounts payable to stock at values of approximately $1.00 per share during fiscal 1998. Additional working capital was generated from Private Placement Equity sales.

To date the Company has financed its operations principally through borrowings and private placements of equity securities and debt. During the third quarter of 1998, the Company raised $518,402, net of placement fees in a private placement for which Common stock and series C and D, Preferred stock was issued. The Company will need additional capital to continue its existence and will endeavor to raise sufficient funds through the sale of shares, licensee fees, or other means.

Non-cash investing and financing activities
-------------------------------------------
For the quarter ending June 30, 1998:
Preferred shareholders exercised their right to convert Series II Preferred stock and Series B Preferred stock to common stock. Under the conversion 950 shares of Series II preferred were converted to 475 shares of common stock and 7,000 shares of Series B preferred stock were converted to 1,750 shares of common stock.

During the quarter, 14,000 shares of Series D preferred stock, held by officers of the company, were converted to restricted common stock. A consultant was issued 2,300 shares of Series D preferred stock under the terms of a performance consulting agreement that provides for stock cancellation for non-performance.

The company converted the $25,000 note plus interest to 344 shares of Series C Preferred stock.

For the period ending June 30, 1997:
During the quarter ended June 30, 1997, 3,876 shares of Series II preferred stock and 4,825 shares of Series B preferred stock were converted into 62,885 shares of common stock.

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

Employees
---------
As of June 30, 1998, the Company had 3 full-time employees and many part time consultants. By September 30, 1998, the Company expects to significantly increase the number of employees, principally in microbial manufacturing operations, and sales and marketing through operating subsidiaries. The Company's employees are not represented by a labor union and the Company believes its employee relations are good.

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

There are no known legal proceedings to which the Company is a party as of June 30, 1998

Item 2 - Changes In Securities
------------------------------

None

Item 3 - Defaults Upon Senior Securities
----------------------------------------

None

Item 4 - Submission of Matters To A Vote Of Security Holders
------------------------------------------------------------

None.

Item 5 - Other Information - subsequent events
----------------------------------------------

A registration Statement on Form S-8 respecting the registration of 150,000 shares of the Common stock of the Company issued under the employee benefit plans was filed with the Securities Exchange Commission on July 20, 1998.

The company entered into a lease for 22,000 square feet of office and warehouse space at a lease rate of $15,250 pre month for 60 months.

On July 1, 1998 Stephen Hopkins was appointed a Director.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  None

     (b)  Reports on Form 8-K - Steve Hopkins, New Director filed July 24, 1998.

     (c)  None.

     (d) Subsidiaries of Registrant as of June 30, 1998 -XyclonyX - 100% owned, Sub-Surface Waste Management, Inc. - 100% owned. Bio-Con Microbes - 100% owned, West Coast Fermentation Center - 100% owned, Sol Tech Corporation - 100 % owned.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                               U.S. Microbics, Inc.

Date:   08/14/98                         By:   /s/  Robert C. Brehm
                                               ---------------------------------
                                               Robert C. Brehm, President