Form 10KSB
period 1998-09-30
US MICROBICS
filed 1999-02-08
CIK 774454

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                   TO THE 1934 ACT REPORTING REQUIREMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB
(Mark One)

x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the year fiscal year ended September 30, 1998

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from    to
Commission File No.:  0-14213

U.S. MICROBICS, INC.
(Name of small business issuer in its charter)

Colorado                                               84-0990371
(State or other jurisdiction of           IRS Employer ( Identification No.)
incorporation or organization)

5922-B Farnsworth Court
Carlsbad, California 92008
(760) 915-1860

Securities registered under Section 12(b) of the Exchange Act:  None
Title of each class     None
Name of each exchange on which registered  None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes    No  x

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (Issuer's revenues for the fiscal year ended September 30, 1998: $0.

Aggregate market value of voting and non-voting common equity held by non-affiliates: $21,813,975.

Common Stock, $0.0001 par value per share - 4,847,550 shares outstanding as of January 15, 1999.

Documents Incorporated by Reference:  None.

Transitional Small Business Disclosure Format (check one):  Yes   No  x

TABLE OF CONTENTS

PART I                                                1
Item 1.             Description of Business           1
Item 2.             Description of Property.         19
Item 3.             Legal Proceedings                19
Item 4.             Submission of Matters to a Vote
                       of Security Holders           19
PART II                                              20
Item 5.             Market for Common Equity and
                     Related Shareholder Matters.    20
Item 6.             Management's Discussion and
                     Analysis or Plan of Operation.  18
Item 7.             Financial Statements.            27
Item 8.             Changes In and Disagreements
                      with Accountants on Accounting
                      and Financial Disclosure.       27
PART III                                              28
Item 9.             Directors, Executive Officers,
                     Promoters and Control Persons;
                     Compliance with Section 16(a)
                     of the Exchange Act.              28
Item 11.           Security Ownership of Certain
                     Beneficial Owners and Management   33
Item 12.           Certain Relationships and Related
                     Transactions                       35
Item 13.           Exhibits and Reports on Form 8-K.    36
                   SIGNATURES                           38
----------------------------------
PART I
Item 1.   Description of Business
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions "Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Overview
U.S. Microbics, Inc. (the "Company" or "USMX") intends to build an environmental biotech company utilizing the proprietary microbial technology, bioremediation patents, knowledge, processes and unique microbial culture collection developed over 30 years by the late George M. Robinson and his daughter Mery C. Robinson (collectively, the "Microbial Technology"). The Company creates and markets proprietary microbial technologies that provide natural solutions to many of today's environmental problems. The Company's microbes or "bugs" can be used to break down various substances, including oil, diesel, fuel, arsenic, toxic waste, water and soil contamination. The Company intends to leverage the products, applications and customer contacts developed by the Robinsons to apply, develop, license and commercialize the Microbial Technology. The
Company believes that it can build the foundation for the international commercialization of proprietary products based on the Microbial Technology for applications in the global environmental, manufacturing, agricultural and natural resource markets. Unlike certain other start-up companies that need to develop a product or technology and find a market and customers, USMX already has advanced, proprietary technology, as well as products that have been utilized in various environmental and agricultural applications worldwide The Company is in the process of determining and obtaining the capital, personnel and manufacturing and distribution capacity necessary to commercialize the Microbial Technology.

The Company's initial objective is to establish itself as a leading provider of environmental technology and products to companies in the United States through the licensing of technology that meets governmental standards, is environment-ally friendly, easy to manufacture and apply and yields profit for its licensees To achieve this objective, the Company intends to focus its strategy on the following three elements: (i) licensing its bioremediation technology to high-volume end-users for hydrocarbon waste cleanup; (ii) developing a manufacturing center for its proprietary microbial blends; and (iii) licensing its technology to entities for use in specific vertical markets and territories, for site clean-up and maintenance products, agricultural growth enhancement and aquaculture/mariculture applications.

The Company's achievement of its objectives is highly dependent, among other factors, on its ability to raise the necessary capital to build the production facility that will supply new customers and satisfy the potential demand from prior customers that previously utilized products based on the Microbial Technology. The Company intends to raise additional working capital through the sale of Common Stock and/or debt and through the potential licensing of its developed business arrangements. There can be no assurance that the Company will raise sufficient capital to fund its proposed operations and the Company's failure to obtain adequate financing may jeopardize its existence. The Company had no revenues during the fiscal year ended September 30, 1998, but has generated revenues of approximately $175,000 during the first quarter of the fiscal year ending September 30, 1999. See "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

The Company's principal office is located at 5922-B Farnsworth Court, Carlsbad, California 92008, and its telephone number is (760) 918-1860. The Company's home page on the Internet can be located at www.bugsatwork.com.

Business Development
The Company was incorporated in the State of Colorado on December 7, 1984 under the name Venture Funding Corporation for the purpose of acquiring or merging with a privately held business.

From May 1996 to October 1997, the Company pursued opportunities in the prepaid cellular communications business through an acquired subsidiary in Atlanta, a national support center in Las Vegas and a retail store operation in Houston. On November 14, 1996, the Company's Common Stock resumed trading on the Over The Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "GBVF". In addition, the Company's Board of Directors (the "Board of Directors") authorized a one-for-twenty reverse split of all classes of the Company's Common Stock effective August 20, 1997. The Atlanta operation was closed in 1996; the Las Vegas national support center was closed in 1997; and the Houston operation was sold to its existing management effective October 31, 1997. The Company has not pursued the cellular communications business since that date.

In August 1997, the Company acquired XyclonyX, a Nevada corporation, in exchange for 250,000 shares of the Company's Common Stock and a commitment of minimum licensing fees to the licensor of the Microbial Technology. The Company acquired XyclonyX to capitalize on the prior commercial success of products based on the Microbial Technology in applications for oil recovery, environmental cleanup, hazardous waste management and agricultural production.

During fiscal year 1998, USMX formed the following wholly owned subsidiaries:
(i) West Coast Fermentation Center, Inc. to blend microbial cultures for the intended sale to outside licensees and other subsidiaries of USMX; (ii) Sub-Surface Waste Management, Inc. to manufacture and sell the patented Bio-RaptorTM technology licensed from XyclonyX; and (iii) Sol Tech Corporation and Bio-Con Microbes, Inc. to sell products to the sewage treatment and agriculture markets, respectively. The Company formed Applied Microbic Technology, Inc. in November 1998 to sell products to oil and gas operators. The Company's strategy is to maintain the Microbial Technology formulas with the technology experts at XyclonyX, produce the microbe blends and formulations in its fermentation facility under development and utilize sales subsidiaries to sell and license the microbe solutions to targeted customers.

In May 1998, the Company amended its Articles of Incorporation to change its name to U.S. Microbics, Inc., the name under which the Company currently transacts business. In May 1998, the Company changed its stock trading symbol to "BUGS". The Company's fiscal year ends on September 30.

The Company is in the process of arranging and obtaining private and public financing for additional equity to provide working capital for current overhead costs as well as to finance startup costs for its wholly owned subsidiaries.

Microbial Technology Reactivated For Bug Commercialization
Mery C. Robinson has been involved with microorganisms since she was a child. Her father, the late George M. Robinson, was responsible for odor and flying pest and larval control in the animal feedlot and agricultural processing industry in 1964, septic tank and leach field treatment as early as 1965, municipal sewage bioaugmentation in 1967, as well as the first full-scale commercial microbial clean-up of an oil spill in 1968.

Mr. Robinson's application of the Microbial Technology in the hospitality industry ranged from the cleanup of fuel holding tanks on the Queen Mary during its transplant as a Long Beach, California tourist attraction in the 1970s, to grease trap maintenance for odor and grease buildup at Pea Soup Anderson Restaurant in Buellton, California and to odor and runoff control at the Buellton Wild Animal Park. In addition, the municipal sewer treatment plant in Buellton required bioaugmentation, because a local ordinance required dischargers to control and reduce their input to the local plant and the discharge zone (river) until a newer and larger municipal sewage treatment plant could be completed. The plant not only serviced the Buellton community, but also the Danish tourist community of Solvang, California. Mr. Robinson's "bug-brew" enabled the tourist-dependent community to control its restaurants' waste generation and meet water quality standards until the new treatment plant was completed.

Item 1.  Description of Business
Organizational Structure
USMX has developed an organizational structure of multiple corporations for the purpose of segmenting its operations into distinct units for proprietary microbe or "bug" production, research and development ("R&D"), licensing and patent protection and the intended sale and licensing of microbial products to specific market segments. As the public holding company, USMX intends to coordinate the deployment of the Microbial Technology to its subsidiaries that in turn will license the technology and sell products to end users. The Company's subsidiaries utilize corporate names that have been used successfully by predecessor companies selling the Microbial Technology.

The Company and its subsidiaries are described more fully below:

U.S. Microbics, Inc.
USMX intends to orchestrate profitably the operations of its subsidiaries and to provide administrative functions at beneficial economies of scale. The Company initially intends to acquire the capital needed to fund the production plant, to acquire the necessary personnel and facilities and to operate the individual subsidiaries. USMX then intends to allocate its resources among the subsidiaries so that they can operate profitably within the organizational structure. The Company also will provide to its subsidiaries public relations, accounting, legal, human resources, capital acquisition and merger and acquisition services.

XyclonyX
XyclonyX intends to research, develop, formulate, protect, apply, acquire, license and transfer its technologies, consisting of patents, proprietary knowledge, products, processes and personnel, in the environmental, petro-chemical, agriculture, manufacturing and natural resource marketplaces. XyclonyX initially intends to develop a formulation for mass producing proprietary microbial blends in liquid and powder forms that are protected from competitor replication. In addition, XyclonyX will need to implement a customer support and training program as the number of new licensees and customers increases.

Sub-Surface Waste Management, Inc.
Sub-Surface Waste Management, Inc. ("SSWM") intends to license patented Bio-Raptor(tm) processes, microbial blends and associated technical services to solve customer environmental problems in the United States. SSWM initially intends to (i) acquire a bug inventory for generic bioremediation applications,
(ii) convert existing prospect interest to purchase orders and (iii) develop a production system to supply Bio-Raptors(tm), microbial blends and services to its customers. In addition, SSWM will need to implement a customer support and training program as the number of new licensees and customers increases.

Bio-Con Microbes, Inc.
Bio-Con Microbes, Inc. ("Bio-Con") intends to (i) license customers in the United States to use microbial blends that are specially formulated for agricultural and aqua/mariculture purposes and (ii) provide related technical support services. Bio-Con initially intends to generate sales and support for customers with agricultural operations. In addition, Bio-Con will need to implement a customer support and training program as the number of new licensees and customers increases.

Sol Tech Corporation
Sol Tech Corporation ("Sol Tech") intends to (i) license customers in the municipal, government, commercial, industrial and healthcare markets to use microbial blends that are specially formulated for sewage treatment purposes and (ii) provide related technical support services. Sol Tech initially intends to generate sales and support for sewage treatment applications (e.g., septic tank, grease traps, etc.). In addition, Sol Tech will need to implement a customer support and training program as the number of new licensees and customers increases.

Applied Microbic Technology, Inc.
Applied Microbic Technology, Inc. ("AMTI") intends to (i) license customers in the United States to use microbial blends that are specially formulated for Microbially Enhanced Oil Recovery ("MEOR") in the United States and (ii) provide related technical support services. AMTI initially intends to generate sales and support for MEOR applications. In addition, AMTI will need to implement a customer support and training program as the number of new licensees and customers increases.

Product/Service Profile
The Company intends to license its patented technology, manufacture and sell its proprietary blends and educate and train customers concerning the proper use and application of its products. The Company's major products and processes include the following: in-situ bioremediation of underground contaminants; surface enclosed and open bioremediation of contaminants; open-water (both fresh and marine) containment/treatment bioremediation; habitat restoration of environmentally "challenged" areas; increased agriculture/aquaculture and mariculture food production; and decreased water and fertilizer use in agricultural applications. In addition, the Microbial Technology and related products can be used in niche markets, such as agriculture, decorative water landscape maintenance and restaurant grease traps. With services and products covering a variety of potential applications, the Company believes that it is positioned to offer customer-driven applications that are cost effective and beneficial to its future customers.

The XyclonyX Bio-RaptorTM is a patented bioremediation shredder, sprayer and conveyor system for the cleanup of hydrocarbon contaminated soils. It treats soil contamination on-site, reducing costs, increasing material treatment surface area and aeration, reducing retention time, and lowering potential liability through on-site treatment and the elimination of risks relating to contaminant transportation and site downtime. The Company anticipates that it will commence shipment of the Bio-RaptorTM during the second quarter of fiscal year 1999.

The Bio-RaptorTM will be available in high-throughput models, with larger and smaller customized models available for site-specific requirements. The Bio-RaptorTM is transported easily at highway speed. In addition, the Company expects to start up its Bio-RaptorTM training facility during the second quarter of fiscal year 1999, which will be used to train licensees of the Bio-RaptorTM bioremediation process, as well as convert horse manure and construction dirt into high quality topsoil for landscape and architectural use.

In addition to the above ground Bio-RaptorTM process, the Company offers in-situ treatment for hydrocarbon reduction, a process that does not require soil excavation. The in-situ and Bio-RaptorTM processes for waste decomposition use non-genetically-engineered blends of naturally-occurring microbes, which are effective in hard-to-reach contaminated areas and/or environmentally sensitive locations.

The Company's blends and bioprocessing treatment systems also are available for agricultural yield enhancement, odor control, waste pretreatment and stabilization, sewer/drain preventive maintenance, and fly control for dairies and feedlots and feedlot waste cogeneration. USMX also offers a drain maintenance and grease trap program for restaurants, hotels, resorts and the hospitality industry. With the current emphasis on water and resource conservation, another application involves algae control for decorative ponds and golf course lakes and the use of the reclaimed water for site irrigation.

Customer Profile
USMX plans to license its technology and sell its products to customers that previously utilized the Microbial Technology in the bioremediation, agricultural and waste treatment industries. The Company believes that many customers require natural solutions for "better-faster-cheaper" waste treatment, increased food production and lower water and natural resource consumption. The Company further believes that future customers could include contractors, insurance companies, petrochemical manufactures, land fill operators, farmers, nurseries, food processors, restaurants, municipalities, state and federal governments, golf courses, water districts, fisheries, banks and financial institutions.

Technology Overview
Product Lines. USMX intends to use the following seven product lines (designated by the 100 series to 600 series, BT and MEOR), that were sold by predecessor companies associated with Mery C. Robinson:

Product Series     Description of Typical Use
100 Series (1xx)   Septic Tanks, Leach Fields, Imhoff Tanks, Anaerobic Lagoons
200 Series (2xx)   Aerobic Domestic Sewage Systems
300 Series (3xx)   Hydrocarbon Treatment Products/Systems
400 Series (4xx)   Agricultural Treatment Products/Systems
600 Series (6xx)   Aquaculture and Mariculture Treatment Products/Systems
BT                 Biological Pesticides
MEOR               Microbially Enhanced Oil Recovery Products/Systems

Patents. The process patents to be licensed by XyclonyX include the following: decontamination of hydrocarbon contaminated soil - U.S. patent #5,039,415; and oil contamination clean up by use of microbes and air - U.S. patent 5,334,533. XyclonyX also owns the Australian patent #652103 entitled "Decomposition of Hydrocarbon Contaminated Soil."

Culture Collection. USMX, through XyclonyX, has the rights to use a culture collection developed by George M. Robinson and Mery C. Robinson during the past 30 years. The proprietary culture collection consists of 30 microbes that are combined into unique consortiums to solve particular environmental problems, increase agricultural production, reduce water consumption or increase oil production. The unique collection of microbes and the specific combinations of bacteria comprise the products to be manufactured by WCFC.

Research and Technical Notes. The research and technical notes of George M. Robinson consist of 30 years of theoretical and empirical research leading to the successful formulas for microbe separation, ultra-high yield fermentation, consortium formulations for specific problem solving tasks, long term storage of microorganisms, and completion of field-successful applications.

Research and Development -During each of the last two fiscal years, the Company has not incurred R&D expenditures relating to its activities for microbial blends and associated processes.

Market Segments Targeted
USMX has identified the following nine market segments in which its products have been sold successfully by predecessor companies. The Company and its subsidiaries plan to sell products to the same market segments.
----------------------------------------------------------------------
                                Product Line Series Designation

Market           Description            1xx 2xx 3xx 4xx 6xx BT MEOR
-----------------------------------------------------------------------
Commercial-R   Retail Customer Outlets   X   X   X   X   X
-----------------------------------------------------------------------
Commercial-W   Wholesale to
                Commercial Accounts      X   X   X   X   X
-----------------------------------------------------------------------
Industrial     Industrial Accounts       X   X   X   X   X
----------------------------------------------------------------------
Municipal      City, State and Federal
               Governments               X   X   X   X   X   X
---------------------------------------------------------------------
Agricultural   Food/Non-Food Growers     X   X   X   X   X   X
---------------------------------------------------------------------
Manufacturing  Food Processors,
                Lumber, Textile          X   X   X   X   X
-------------------------------------------------------------------
Military       Armed Services            X   X   X   X   X   X
--------------------------------------------------------------------
Healthcare     Hospitals, Clinics,
                Surgi-centers            X   X   X
---------------------------------------------------------------------
Energy         Oil & Gas Operators       X   X   X               X

--------------------------------------------------------------------

Human Resources
As of January 15, 1999, the Company had eight (8) full-time employees and fourteen (14) full-time and part-time consultants, for a combined total of twenty-two (22) employees and consultants. The Company's personnel are employed as follows: eight (8) in administrative functions; six (6) in production support and manufacturing; six (6) in promotion; and two (2) in sales. During fiscal year 1999, the Company intends to hire additional consultants and employees in the areas of human resources, manufacturing, administration, customer support and research and development. In particular, the Company must recruit qualified personnel for key position in its microbial manufacturing and sales operations, including qualified personnel for product management, shift supervisions, laboratory and quality control functions, blending and fermentation, sales consultants, training coordinators and customer service staff. The Company's failure to effectively recruit, hire, train and manage qualified personnel could have a material adverse effect on its business, financial condition and results of operations.See "Risk Factors-Dependence on Key Personnel."

Technical Advisory Group
XyclonyX has assembled the following team of technical advisors to assist with its startup operations:
Kary Mullis, Ph.D.-Nobel Laureate, inventor/biochemist, recognized expert of the PCR (Polymerase Chain Reaction) technology;
Robert B. "Jones" Grubbs, Ph.D. - bioaugmentation expert and President and CEO of Solmar Corporation, a leading marketer of biologicals to municipalities and industry located in Vista, California;
Zak Hassanian, Ph.D. - recognized expert in industrial-scale biological fermentation, manufacturing and production and President and CEO of Prima Pharma, a pharmaceutical biotechnology reagent company;
Dominic Colasito, Ph.D. - microbiologist and co-patent holder of Bio-Raptor(tm) with extensive fermentation and field application experience; and Jack Smith - co-patent holder of Bio-Raptor(tm) with extensive field experience in microbial bioremediation for various applications including agricultural use.

Sales and Marketing
Marketing and Licensing
The Company believes that it is well positioned to exploit numerous market opportunities through a controlled licensing and microbial production program. This program will allow the Company to direct resources to research and marketing rather than to product application and heavy equipment manufacturing.

Marketing Plan
The Company's marketing plan will employ several strategies:

Direct Sales by the Company's Employees. The Company's marketing personnel will identify and contact directly U.S.-based companies in the bioremediation, MEOR, waste reduction, agricultural and aquaculture industries. The Company will sell a technology-licensing package to interested companies, using exclusive and non-exclusive agreements depending upon the technology licensed.

Independent Distributors. Independent distributors specialize in specific vertical markets where products based on the Microbial Technology augment existing distributed products. As an additional revenue source, the Company will distribute the products based on the Microbial Technology under territory licenses and sell them at wholesale to distributors.

Internet Commerce. The Company currently uses the Internet for distributing information about its products and application results. The Company currently is studying the feasibility of offering certain products via the Internet directly to end-users and consumers.

Other. The Company intends to engage in direct advertising, university research funding, professional conference participation and humanitarian support of environmentally responsible projects. The Company has placed advertising in various trade publications, has participated in Brownfield conferences, and is a co-sponsor of the Insitu and Onsite Bioremediation Symposium in 1999.

Future Market Opportunities
The Company will seek to build sales both geographically and along product lines through two strategies. First, the Company plans to generate sales of its proposed products and services based on the Microbial Technology in as many countries and product lines as possible. Second, the Company intends to develop additional technologies based on its existing technology and market such technologies to existing and new customers.

Key Benefits
The Company intends to provide profitable niche opportunities for various companies in the bioremediation, petroleum production, hazardous/toxic waste reduction, municipal waste, landfill mitigation, agricultural and aqua/ mariculture markets. USMX believes that key benefits of its products and services based on the Microbial Technology include:

* proprietary mass production techniques that can be used in third world countries;
* high "bug count" offering efficient products;
* unique microbial cultures developed over multiple years;
* utilization of naturally occurring bacteria;
* environmentally friendly products and services that meet governmental standards and are easy to apply;
* efficient results at affordable prices;
* ease of shipment using regular carriers;
* potential for on-site growth of products for special applications;
* applications of products by low skilled workers; and
* protected market opportunities through patent protection.

USMX believes that the foregoing benefits will affect significantly replacement, retrofit and new applications in its identified markets. In addition, new applications in prospective markets will become economically feasible and the Company will offer these applications to companies that wish to exploit such opportunities. The Company believes that the products and services based on the Microbial Technology, when licensed and offered by the Company, will combine well with recent technological developments that have focused on micro-miniaturization, low energy/high efficiency requirements and environmentally friendly and high profit relationships.

Strategic Alliances
The Company intends to enter into mutually beneficial strategic alliances and associations. USMX believes that these alliances may provide endorsements for the Microbial Technology, technical validation and measurement of its applications and financial rewards for the involved parties in terms of licenses and technology exploitation.

Endorsements
The Company is engaged in educational and advocacy-building activities that it believes will lead to professional, educational, business environmental, and utility-provider endorsements. USMX believes that these entities will endorse its products and services as they are further introduced to the merits of the Microbial Technology under development, its wide application potential and related environmental and energy production enhancement and cost savings.

Predecessor Companies Customer Base
The predecessor companies of Bio-Con Microbes, AMTI and SSWM had customers in the agricultural, aquaculture, municipal, financial, energy, military and commercial market segments. The Company intends to renew these contacts and receive additional orders from the customers of the predecessor companies that previously have used the products and services based on the Microbial Technology.

Manufacturing
USMX opened its new facility for the production of microbial blends in September 1998 and commenced shipments and inventory buildup in December 1998. During the next 12 months, the Company intends to build out the manufacturing capacity necessary to supply the potential demand for its products at its leased facility located in Carlsbad, California. The Company also plans to ship products for sewage treatment, bioremediation, and agricultural use during the second quarter of fiscal year 1999.

The Company may utilize third-party outsourcing arrangements for the manufacture and supply of certain products and/or components while it establishes its internal manufacturing capacity. The Company intends to perform certain fermentation, blending, packaging and shipping activities at its Carlsbad facility. To augment its manufacturing capacity, the Company will outsource fermentation operations onsite until equipment can be installed. These outsourcing arrangements are subject to various risks, including, without limitation, production delays, inferior product quality, misappropriation of trade secrets and lower profit margins. The Company's development of its internal manufacturing capacity depends in large part on its ability to raise sufficient capital for this purpose. There can be no assurance, however, that USMX will raise sufficient capital or that it will develop adequate manufacturing capacity, the failure of either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Licenses
XyclonyX has granted exclusive marketing licenses to its sister subsidiaries for use of the Microbial Technology in the United States. These licenses were granted to Bio-Con Microbes, Inc. (agriculture and aqua/mariculture), Sub Surface Waste Management, Inc. (Bio-Raptor(tm)), and Sol Tech Corporation (sewage treatment). A U.S. manufacturing license was granted to WCFC. The
MEOR technology was licensed to AMTI during fiscal year 1999.

Environmental Matters
The U.S. Environmental Protection Agency classifies the Company's "bugs" as "GRS" or "generally regarded as safe." In addition, the Company believes that its operations currently comply in all material respects with applicable federal, state and local laws, rules, regulations and ordinances regarding the discharge of materials into the environment. The Company does not believe that such compliance will have a material impact on its capital expenditures, future earnings and competitive position. No material capital expenditures for environmental control facilities presently are planned. Although the environmental technology opportunities are numerous and the Company has shipped products and has licensed its technology, the ability to finance, build and profitably manufacture the microbial blends has not yet been achieved. The Company's failure to operate such a plant in a profitable manner could materially effect the financial results and the amount of capital required to operate the business in the future.

Government Approvals - The Company is not aware of any additional government approvals that are needed for its products or services.

RISK FACTORS
An investment in the Common Stock involves a high degree of risk. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should review carefully various risks and uncertainties identified in this Report, including the matters set below and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Startup Stage Company/History of Losses/Uncertain Profitability. USMX and its subsidiaries are startup companies with a business plan based on the Microbial Technology. USMX has experienced annual operating losses and negative operating cash flow since its incorporation in 1984. As of September 30, 1998, the Company had an accumulated deficit of $3,707,600. In addition, the Company has generated no revenues during fiscal years 1997 and 1998. Accordingly, there can be no assurance that USMX and its subsidiaries will commercialize successfully any products and services based on the Microbial Technology or manage the related manufacturing, marketing, sales, licensing and customer support operations in a profitable manner. In particular, the Company's prospects must be considered in light of the problems, delays, expenses and difficulties encountered by any company in the startup stage, many of which may be beyond the Company's control. These problems, delays, expenses and difficulties include, but are not limited to, unanticipated problems relating to product development and formulation, testing, quality control, production, inventory management, sales and marketing and additional costs and competition, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's proposed products and services, if fully developed, can be successfully marketed or that the Company will ever achieve significant revenues or profitable operations.

Significant Capital Requirements; Need for Working Capital and Additional Financing. Since August 1997, USMX has focused its efforts on developing its business in the environmental biotechnology sector. The Company will be required to raise additional capital to implement fully its business plan and establish adequate manufacturing, marketing, sales, licensing and customer support operations. There can be no assurance that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing Common or Preferred Stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to successfully obtain additional future funding may jeopardize the Company's ability to continue its business and operations.

Lack of Full Market Acceptance. The Microbial Technology has not been fully utilized in any particular market. Market acceptance of the Company's products and services will depend in large part upon the Company's ability to demonstrate the technical and operational advantages and cost effectiveness of its products and services as compared to alternative, competing products and services, and its ability to train customers concerning the proper use and application of its products. There can be no assurance that the Company's products and services will achieve a level of market acceptance that will be profitable for the Company.

Ability to Manage Growth. The Company intends to pursue a strategy of rapid growth, and plans to expand significantly its manufacturing capability and devote substantial resources to its marketing, sales, administrative, operational, financial and other systems and resources. Such expansion will place significant demands on the Company's marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, the Company's performance and profitability will depend on the ability of its officers and key employees to (i) manage its business and the Subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain service quality controls, and (v) attract, train, retain, motivate and manage effectively its employees. There can be no assurance that the Company will integrate and manage successfully new systems, controls and procedures for its business, or that its systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support its projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively its employees could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition, the Company may incur substantial expenses identifying, investigating and developing appropriate products and services based on the Microbial Technology in the global environmental, manufacturing, agricultural, natural resource, and other potential markets. There can be no assurance that any expenditures incurred in identifying, investigating and developing such products and services will ever be recouped.

Competition. The Company likely will face intense competition from other environmental biotech companies, virtually all of which can be expected to be have longer operating histories, greater name recognition, larger installed customer bases and have significantly more financial resources, R&D facilities and manufacturing and marketing experience than the Company. There can be no assurance that developments by the Company's current or potential competitors
will not render the Company's proposed products or services obsolete.   In
addition, the Company expects to face additional competition from new entrants into its targeted industry segments. As the demand for products and services based on the Microbial Technology grows and new markets are exploited, the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services. Although the Company believes that it has certain technical advantages over certain of its competitors, including, without limitation, the development of technological innovations that will make Bio-RaptorTM and the use of its microbial blends more economical and efficient than other bioremediation methods, maintaining such advantages will require a continued high level of investment by the Company in R&D, marketing, sales and customer support. There can be no assurance that the Company will have sufficient resources to maintain its R&D, marketing, sales and customer support efforts on a competitive basis, or that the Company will be able to make the technological advances necessary to maintain a competitive advantage with respect to its products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

Product Liability. The development, marketing, sale and/or licensing of products based on the Microbial Technology entail liability risks in the event of product failure or claim of harm caused by product operation.
While the Company is not aware of any claim against it based upon the use or failure of its products, end users of any of the Company's proposed products
and services could assert claims against the Company.   Although the Company
maintains product liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that the Company will be able to continue to obtain insurance coverage in an amount that the Company believes to be adequate. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Service and Manufacturing Facilities. The Company's future performance will depend to a substantial degree upon the Company's ability to manufacture, market and deliver the products and services based on the Microbial Technology in an efficient and profitable manner. In this regard, the Company has leased production facilities for its microbial products operation (the "Facility"), and plans to fully implement its manufacturing operations at the Facility within the next twelve months. However, the Company has no prior experience in maintaining a Facility that will manufacture the Company's products in the quantities required for profitable operations. Accordingly, there can be no assurance that USMX will be able to complete the Facility in a timely manner, that the cost of completing the Facility will not exceed management's current estimates, that the Facility's capacity will not exceed the demand for the Company's products or that such additional capacity will achieve satisfactory levels of manufacturing efficiency in a timely manner or at a level of quality control that meets competitive demands.  In addition, the implementation of the Company's manufacturing operations at the Facility presents risks that, singly or in any combination, could have a material adverse effect on the Company's business, financial condition and results of operations. These risks include, but are not limited to, production delays associated with products based on the Microbial Technology, unavailability of required capital equipment and qualified personnel, raw material shortages, higher-than-expected overhead or operational costs, lack of sufficient
quality control over the products and order backlogs.   In addition, the
Company's development of its internal manufacturing capacity will depend in large part on its ability to raise sufficient capital for this purpose.
There can be no assurance, however, that USMX will develop adequate manufacturing capacity or raise sufficient capital, the failure of either of which could have a material adverse effect on the Company's business, financial condition, results of operations and possibly on the Company's relationships with its customers. The Company may consider third-party outsourcing arrangements for the manufacture and supply of certain products during the period in which the Company establishes its internal manufacturing capacity. These outsourcing arrangements are subject to various risks, including, without limitation, production delays or interruptions, inferior product quality, misappropriation of trade secrets and lower profit margins.

Dependence on Key Personnel. The Company's success and execution of its business strategy will depend significantly upon the continuing contributions of, and on its ability to attract, train and retain qualified management, marketing, sales, operational, production, administrative and technical personnel. In this regard, the Company is particularly dependent upon the services of Robert C. Brehm, its President and Chief Executive Officer, and Mery C. Robinson, its Chief Operating Officer and Secretary and the President of XyclonyX. The loss of the services of one or more of the Company's key employees and the failure to attract, train and retain additional qualified personnel in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

No Dividends. The Company has never declared nor paid cash dividends on its capital stock. The Company currently intends to retain any earnings for funding growth and, therefore, does not intend to pay any cash dividends in the foreseeable future.

Fluctuations in Quarterly Results. As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods in which to base its planned operating expenses. The Company's expense levels are based in part on its projections as to future revenues that are expected to increase. It is anticipated that as the Company matures, the Company's sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others: (i) the volume, timing of, and ability to fulfill customer orders; (ii) the demand for the Company's products and services;
(iii) the number, timing and significance of product enhancements and new product introductions by the Company and its competitors; (iv) changes in the pricing policies by the Company or its competitors; (v) changes in the level of operating expenses;(vi) expenses incurred in connection with the Company's plans to fund greater levels of sales and marketing activities and operations, develop new distribution channels, broaden its customer support capabilities and continue its R&D activities; (vi) personnel changes; (vii) product defects and other product or service quality problems; and (viii) general domestic and international legal, economic and political conditions. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operation.

Dependence on Technological Developments. The markets for the Company's products and services based on the Microbial Technology are generally characterized by rapid technological change and are highly competitive with respect to timely innovations. Accordingly, the Company believes that its ability to succeed in the sale of its products and services will depend significantly upon the technological quality of its products and services relative to those of its competitors, and its ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-
effective manner.   In particular, the Company's future success is dependent
upon its Bio-RaptorTM and Trap-TamerTM product lines, each of which is new and has not achieved market acceptance. In order to develop such new products and services, the Company will depend upon close relationships with existing customers that previously utilized the Microbial Technology in the bioremediation, agricultural and waste treatment industries, and the Company's ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner.
There can be no assurance that the Company's customers will provide the Company with timely access to such information or that the Company will be able to develop and market its new products and services successfully or respond effectively to technological changes or new product and services of its competitors. In addition, there can be no assurance that the Company will be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on its business, financial condition and results of operations.

Uncertain Protection of Intellectual Property.   Although the Company relies on
patent, trademark, trade secret and copyright protection to protect its technology, the Company believes that technological leadership in the Microbial Technology will be achieved through additional factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, the Company's ability to compete effectively depends in part on its ability to develop and maintain proprietary aspects of its technology, such as those patents currently licensed by the Company's subsidiary, XyclonyX. There can be no assurance, however, that any future patents will be granted or that any patents will be valid or provide meaningful protection for the Company's product innovations. In addition, the laws of some foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" the Company's products, or, if patents are issued to the Company, design around such patents. The Company also relies upon a combination of copyright, trademark, trade secret and other intellectual property laws to protect its proprietary rights by entering into confidentiality or license agreements with its employees, consultants and vendors, and by controlling access to and distribution of its technology, documentation and other proprietary information. There can be no assurance, however, that the steps taken by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide a competitive advantage to the Company. Any such circumstance could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company is not currently engaged in any intellectual property litigation or proceedings, there can be no assurance hat it will not become so involved in the future or that its products do not infringe any intellectual property or other proprietary right of any third party Such litigation could result in substantial costs, the diversion of resources and personnel, and subject the Company to significant liabilities to third parties, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also relies on certain technology which it licenses from third parties, including microbial technology which is integrated with internally developed products and used in the XyclonyX product line to perform key functions. There can be no assurance that the patents underlying such third party technology licenses will continue to remain unchallenged or that the Company will not have to defend them, along with the licensors, to continue their commercial viability to the Company. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments which could materially adversely affect the Company's business, financial condition or results of operations.

Concentration of Stock Ownership. The Company's existing directors, executive officers, principal shareholders and their respective affiliates are the beneficial owners of approximately 81.4 of the outstanding shares of Common Stock and common stock equivalents (convertible Preferred Stock and stock options). As a result, the Company's existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

Uncertainty of Conversion Effects. Within the next 24 months of the date of this Report, the holders of a majority of the Company's Preferred Stock and certain warrant and option holders will have the right to convert their respective interests into approximately 9,632,800 shares of Common Stock. In the event that such holders of Preferred Stock, warrants and options exercise their conversion rights, the holders of the Common Stock then issued and outstanding may experience immediate and substantial dilution in the net tangible book value of their shares if earnings and other factors do not compensate for the increased number of shares of such Common Stock.

Limited Public Market.The Common Stock currently is traded on the OTC Bulletin Board, which is generally considered to be a less efficient market than national exchanges such as NASDAQ. Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the new media's coverage of the Company, if any, and lower prices for the Company's securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of the Company's Common Stock as well as on the selling price for such shares. In addition, the market price of the Company's Common Stock may be significantly affected by various additional factors, including, but not limited to, the Company's business performance, industry dynamics or changes in general economic conditions.

Applicability of "Penny Stock Rules" to Broker-Dealer Sales of Company Common Stock. The Company's Common Stock is subject to the "penny stock rules" (the "Penny Stock Rules") adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which has a tangible net worth of less than $5,000,000 (or $2,000,000 if the Company has been operating for three or more years). The Penny Stock Rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the Penny Stock Rules affect the ability of broker-dealers to sell shares of the Company's Common Stock and may affect the ability of shareholders to sell their shares in the secondary market if such a market should ever develop, as compliance with such rules may delay and/or preclude certain trading transactions. The Penny Stock Rules could have an adverse effect on the liquidity and/or market price of the Company's Common Stock.

Item 2.   Description of Property

Since September 1998, USMX has occupied 22,000 square feet of manufacturing and administration office space in the Carlsbad Research Center in Carlsbad, California. The Company has a five-year lease commitment with a five-year option and a right of first refusal on adjacent space. The Company believes that this facility should provide adequate space for the next three years, at which time one or more of the subsidiaries may have to relocate to other space.

Item 3.   Legal Proceedings

From time to time, the Company has received certain correspondence threatening litigation against the Company. The Company evaluates potential claims and believes that all claims asserted to date are without merit. The Company intends to defend any litigation filed against the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended September 30, 1998.


PART II
Item 5.   Market for Common Equity and Related Shareholder Matters
The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "BUGS". The following table indicates the high and low bid prices for the Company's Common Stock as quoted on the OTC Bulletin Board for the periods indicated. The prices shown are representative inter-dealer prices, do not include retail markups, markdowns or commissions and may not necessarily reflect actual transactions.

                                  Bid and Ask Prices
Period Ending                       High Close        Low Close
December 30, 1998                      $ 4.87            $0.91
September 30, 1998                     $ 1.94            $1.06
June 30, 1998                          $ 2.47            $1.22
March 31, 1998                         $ 2.03            $1.33
December 31, 1997                      $ 2.06            $0.13
September 30, 1997                     $ 3.60            $0.05
June 30, 1997                          $11.20            $1.20
March 31, 1997(1)                      $35.00           $10.50
December 31, 1996(2)                   $75.00           $17.50

(1) The Company effected a 1-for-20 reverse stock split effective August 20, 1997.
(2)  The Company's Common Stock resumed trading on November 14, 1996.

The approximate number of registered certificate holders in each class of stock as of January 15, 1999 is as follows: Common Stock: 653; Series II Preferred:
71; Series B Preferred: 39; Series C Preferred: 67; Series D Preferred: 19.

Dividends
The Company has not paid cash dividends on its Common Stock and has no present plans to do so. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements, and earnings, if any, of the Company, as well as other factors which the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities
Between January 15, 1996 and January 15, 1999, the Company issued and sold (without payment of any selling commission to any person) the following unregistered securities, all of which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), because the subject transactions involved non-public offerings exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder:

1. During February 1997, the Company sold 14,400 shares of Common Stock with warrants to purchase an additional 9,350 shares of Common Stock at $60 per share pursuant to a private placement offering. The net proceeds to the Company after issuing costs were $225,600.

2. During fiscal year 1998, the Company sold 12,225 shares of Series C Preferred Stock at prices ranging from $50 to $100 per share pursuant to a private placement offering. The net proceeds to the Company after issuing costs were $780,100. The Series C Preferred Stock issued is convertible into 1,222,500 shares of Common Stock.

Common Stock Transactions
3. During December 1997, the Company issued 320,000 shares of Common Stock in exchange for various services. The issued shares were valued at approximately $0.38 to $1.32 per share.

4. During April 1998, the Company issued 23,000 shares of Common Stock in exchange for various services. The issued shares were valued at approximately $0.75 to $1 per share.

5. During July 1998, the Company issued 150,000 shares of Common Stock in exchange for various services. The issued shares were valued at approximately $1.25 per share.

6. During July 1997, the Company issued 40,000 shares of Common Stock for finder's fees related to assisting the Company in obtaining financing. The issued shares were valued at approximately $0.01 per share.

7. During July 1997, the Company issued 250,000 shares of Common Stock to the Company's President of the Company in exchange for prior services rendered as a consultant to the Company. The issued shares were valued at approximately $0.20 per share. Such shares were not registered under the Securities Act because the transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

8. During August 1997, the Company issued 14,667 shares of Common Stock in exchange for various services. The issued shares were valued at approximately $0.50 per share.

9. During August 1997, the Company issued 60,000 shares of Common Stock to a creditor in exchange for debt owed by the Company in the amount of $54,111. The issued shares were valued at approximately $0.90 per share.

10. During September 1997, the Company issued 560,000 shares of Common Stock in exchange for various services. All issued shares were valued at approximately $1.00 per share.

Preferred Stock Transactions
11. During October 1997, the Company issued 2,000 shares of Series D Preferred Stock to the Company's President in lieu of a cash salary payment and 100 shares of Series D Preferred Stock to a consultant for services. These issued shares were valued at approximately $5 per share, and each such share of Series D Preferred Stock is convertible into 100 shares of Common Stock.

12.During November 1997, the Company issued 7,000 shares of Series D Preferred Stock to the President of the Company and 7,000 shares of Series D Preferred Stock the Executive Vice President of the Company in lieu of cash salary payments. The issued shares were valued at approximately $10 per share, and each such share of Series D Preferred Stock is convertible into 100 shares of Common Stock.

13.During December 1997, the Company issued 920 shares of Series C Preferred Stock to various creditors in exchange for debt owed by the Company in the amount of $52,800. The issued shares were valued at approximately $57 per share, and each such share of Series C Preferred Stock is convertible into 100 shares of Common Stock.

14.During May 1998, the Company issued 500 shares of Series D Preferred Stock to the Company's President, and 200 shares of Series D Preferred Stock to the Company's Executive Vice President, and 200 shares of Series D Preferred
Stock to the Company's Vice President in lieu of cash salary payments. These issued shares were valued at approximately $20 per share, and each such share of Series D Preferred Stock is convertible into 100 shares of Common Stock.

15.During November 1996, the Company issued 113 shares of Series C Preferred Stock to three employees in lieu of cash salary payments and 12 shares of Series D Preferred Stock to a consultant for services. These issued shares were valued at approximately $4 per share, and each such share of Series C and Series D Preferred Stock is convertible into 100 shares of Common Stock.

16.During April 1997, the Company issued 125 shares of Series C Preferred Stock to two employees in lieu of cash salary payments. These issued shares were valued at approximately $4 per share, and each such share of Series C
Preferred Stock is convertible into 100 shares of Common Stock.

17. During July 1997, the Company issued 12,500 shares of Series D Preferred Stock to five employees in lieu of cash salary payments. These issued shares were valued at approximately $1 per share, and each such share of Series D Preferred Stock is convertible into 100 shares of Common Stock.

18. During July and August 1997, the Company issued 100 shares of Series C Preferred Stock and 4,600 shares of Series D Preferred Stock for finder's fees related to assisting the Company in obtaining financing. These issued shares were valued at approximately $1 per share, and each such share of Series C and Series D Preferred Stock is convertible into 100 shares of Common Stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions "Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Overview
During the fiscal year ended September 30, 1997, the Company engaged in the operation and shutdown of its unprofitable cellular operations. Prior to contemplating bankruptcy in July 1997, the Company hired Robert C. Brehm, who had been acting as a consultant to the Board of Directors regarding potential turnaround alternatives, as the Company's Chief Executive Officer. The Company implemented a one-for-twenty stock split, terminated its cellular operations and acquired XyclonyX, a new biotech company with proven technology. During the fiscal year ended September 30, 1998, the Company focused on capitalizing on the biotechnology assets that it had acquired, fund raising, building organizational infrastructure and establishing its manufacturing site for occupancy during September 1998.

Plan of Operations for the Fiscal Year Ending September 30, 1999
The Company intends to generate revenue during the fiscal year ending September 30, 1999 by focusing on sales of Bio-Raptor(tm) products and related microbial blends and consulting services to support Bio-Raptor(tm) sales. USMX plans to sell its Bio-Raptor(tm) products to new and existing prospects for soil recycling center licenses, odor control and land fill operators. The Company's microbial blend production capacity will limit its sales of Bio-Raptors(tm) until outsourcing and internal production can meet demand. During the first quarter of fiscal year 1999, the Company is building infrastructure (i.e., personnel, procedures and systems) and establishing initial manufacturing operations.

During the second quarter of fiscal year 1999, the Company intends to add fermentation capacity, fine tune its manufacturing operations and increase blending capacity to meet anticipated sales goals during the summer months. Principal microbial products will be Bio-Raptor(tm), sewage and certain agricultural products (from internal fermentation). USMX plans to ship completed Bio-Raptors(tm) during the second quarter of fiscal year 1999.
The Company believes that new product announcements will result from completed field test data concerning animal waste, grease trap and solvent grease absorption should. To initiate SSWM's operations for land bioremediation projects and complete organization development, the Company will need to raise approximately $5 million, $1 million of which will be used to purchase additional fermentation capacity and upgrade blending operations. The Company anticipates that revenues will be generated from Bio-Raptor(tm) licenses, equipment sales, microbial blends and related consulting services.

During the third quarter of fiscal year 1999, the Company intends to increase its product delivery and sales, including Bio-Raptors(tm), and to extend microbial sales for agriculture, sewage and golf course applications. During this quarter, the Company intends to continue its reliance on out-sourced fermentation capacity, but also will order fermentors for on-site installation over the following six months. The Company anticipates that revenues will continue from Bio-Raptor(tm) related products, as well as agricultural, sewage and golf course applications.

During the fourth quarter of fiscal year 1999, the Company will test and possibly bring on line its new manufacturing capacity. USMX projects that it will increase its sales efforts and ship additional Bio-Raptors(tm) as well as products and services based on sewage, agricultural, and golf course applications.

Results of Operations
Year Ended September 30, 1998 Compared to Year Ended September 30, 1997
The Company had no sales revenues during the fiscal years ended September 30, 1998 and 1997. The Company incurred a net loss of $1,411,800 in fiscal year 1998 and a net loss of $1,327,200 in fiscal year 1997. During fiscal year
1998 the Company had no revenues, but raised capital for its new bio-technology operations, entered its new administration and manufacturing site and increased its personnel in preparation for manufacturing proprietary microbial blends during fiscal year 1999. USMX had no gross profit during fiscal years 1998 and 1997 due to the lack of sales for these two fiscal years.

Selling, general and administrative ("SG&A") expenses for fiscal year 1997 totaled $956,900 as the Company terminated its cellular phone operations. SG&A expenses for fiscal year 1998 totaled $1,378,200, consisting of accounting, legal, consulting, public relations, subsidiary startup and organization and fund raising expenses. SG&A expenses also included non-cash charges from the issuance of stock and stock options in the amounts of $987,500 for fiscal year 1998 and $824,600 for fiscal year 1997, a year-to-year increase of $162,900. The remaining SG&A expenses which required cash amounted to approximately $390,700 for fiscal year 1998. The Company used stock in lieu of cash to conserve its cash resources.

Interest expense for fiscal year 1997 was $94,800, relating to creditors, accounts payable and notes payable. Interest expense for fiscal year 1998 was $34,800, consisting of interest associated with notes that were paid down with stock and cash payments during the fiscal year. The decreased expense resulted from retirement of debt in the first quarter of fiscal year 1998. In addition, there was no interest expense for related parties during fiscal year 1998 compared to $11,700 for fiscal year 1997. This decrease was due to the payoff of all related party loans during fiscal year 1997.

As a result of the above-mentioned expenses, Net Losses from Continuing Operations increased from $1073,800 in fiscal year 1997 to $1,406,200 in fiscal year 1998. There was no provision for income taxes in either fiscal year 1997 or fiscal year 1998 due to the losses sustained by the Company.

The Company incurred a loss from discontinued operations during fiscal year 1997 totaling $211,200, representing net losses of Cellular 99 of Houston, Texas.
The Company also incurred a $42,200 expense from the expected loss on disposal of the Houston operation, which included expected expenses through October 31, 1997, the effective date on which the operation was sold to its existing management. There were losses from discontinued operations during fiscal year 1998 of $5,600.

The Company experienced total net losses of $1,411,800 for the fiscal year ended September 30, 1998 and total net losses of $1,327,200 for the fiscal year ended September 30, 1997. Net loss per share decreased from a net loss per share of $4.04 in fiscal year 1997 to a net loss per share of $0.78 in fiscal year 1998, due primarily to the increased weighted average number of shares of Common
Stock outstanding at the end of fiscal year 1998.

Liquidity and Capital Resources
Cash and cash equivalents totaled $316,600 and $1,700 at September 30, 1998 and September 30, 1997, respectively. During the fiscal year 1998, net cash used by operating activities totaled $381,100 compared to $356,200 for fiscal year 1997. Operating activities included payments for accounting, legal fees and professional services.

Net cash provided by financing activities for fiscal year 1998 totaled $760,500 compared to $308,100 for the prior fiscal year. Net cash used by investing activities during fiscal year 1998 totaled $64,500 for the purchase of property and equipment, compared to no funds spent on investing activities during fiscal year 1997. The above cash flow activities provided a net cash increase of $314,900 during fiscal year 1998 compared to a net cash decrease of $48,100 during fiscal year 1997.

Net working capital (current assets less current liabilities) was negative $210,900 as of September 30, 1997 and $120,300 as of September 30, 1998. The Company was able to convert most of its notes payable and accounts payable into shares of Common Stock at values of approximately $1.00 per share during fiscal year 1997. The Company generated additional working capital from private placement equity sales during both fiscal years. The Company had no long-term debt during fiscal years 1997 and 1998.

Total Shareholders' equity increased from a deficit of $(174,700) in fiscal year 1997 to a positive $236,900 in fiscal year 1998. Stock options increased from $187,700 in fiscal year 1997 to $868,800 in fiscal year 1998. Additional paid in capital increased to $3,068,000 on September 30, 1998 from $1,928,000 on September 30, 1997.

To date, the Company has financed its operations principally through borrowings and private placements of equity securities and debt. During fiscal year 1998, the Company raised $780,100 net of placement fees in a private placement in which shares of Series C Preferred Stock were issued. The Company believes that it has sufficient cash to continue its operations through March 31, 1999, and anticipates that cash generated from projected revenues and an anticipated private placement during the second quarter of fiscal year 1999 will enable it to fulfill its projected operational budget for fiscal year 1999. The Company likely will need additional capital to continue its operations and will endeavor to raise funds through the sale of shares, microbial products, licensee fees and other means. See "Item 1. Description of Business -
Risk Factors - Significant Capital Requirements; Need for Working Capital and Additional Financing" and "Note 1 of Notes to Consolidated Financial Statements."

During fiscal year 1999, the Company projects capital expenditures for plant and equipment of approximately $1 million and R&D costs of less than $500,000. R&D costs will be associated primarily with Bio-Raptor(tm) delivery and configuration for specific applications. The Company also plans to increase the number of its employees to approximately 40 by the end of fiscal year 1999.

Future Funding Requirements
The Company's working capital and other capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including:
(i) the rate at which microbial products are shipped and generate profits;
(ii) the necessary level of sales and marketing activities for environmental products; and (iii) the level of effort needed to develop additional distribution channels to the point of commercial viability.

Significant Accounting Issues
Accounting Treatment of Discontinued Operations
On December 30, 1997, the Company formally disposed of its Houston, Texas cellular phone product store. The sale was effective as of October 31, 1997, with the buyer assuming all liabilities for products or services entered into from November 1, 1997 and forward.In accordance with the Financial Accounting Standards Board Emerging Issue Task Force 95-18, when the measurement date for a discontinued operation as defined in APBO No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" occurs after the balance sheet date but before the financial statements for the period have been issued, the estimated loss on disposal should be recognized and the segments operating results should be presented as a discontinued operation in the not yet released financial statements.
As such, the estimated loss on disposal was recognized and the operating results were presented as a discontinued operation in the September 30, 1997 financial statements.

Subsequent Events After Fiscal Year 1998
Additional Equity Raised
During the period from October 1, 1998 to January 15, 1999, the Company has raised approximately $899,000, before issuing costs, pursuant to a private placement offering as permitted under Regulation D of the Securities Act of 1933 related to transactions not involving a public offering.

Applied Microbic Technology, Inc.
In November, 1998, the Company created a new subsidiary, Applied Microbic Technology, Inc. ("AMTI"). AMTI's mission is to profitably license customers to use microbial blends specially formulated for Microbially Enhanced Oil Recovery ("MEOR") in the United States and to provide related technical support services. The initial objectives of AMTI are to generate sales and support for MEOR applications.

Licensees granted
Two subsidiaries signed agreements in December with customers for Bio RaptorTM and sewage treatment licensing. The fees for the grant of the non-exclusive licensees totaled $175,000.

Item 7.   Financial Statements

Please refer to the Company's Consolidated Financial Statements and notes thereto contained in this Report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since September 30, 1996, the Company's principal independent accountant has not resigned or been dismissed.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company and their ages at January 15, 1999 are as follows:

Name                  Age           Position
Robert C. Brehm       50    President, Chief Executive Officer and Chairman
                                of the Board
Mery C. Robinson      42    Chief Operating Officer, Secretary and Director
Roger K. Knight       75    Vice President, Director
Conrad Nagel          58    Chief Financial Officer
Steven C. Hopkins     56    Director

The Company's Bylaws provide for a minimum of three directors and a maximum of
11. Each director of the Company holds office until the next annual meeting of shareholders and until his or her successor has been elected and qualified. Each executive officer holds office at the pleasure of the Board of Directors and until his or her successor has been elected and qualified. A brief background of each Director and Executive Officer is provided below:

Robert C. Brehm has served as the Company's Chief Executive Officer, President
and Chairman of the Board since July 1997.   He also served as the Company's
Vice President from November 1996 to January 1997 and as a consultant to the Company through Robert C. Brehm Consulting, Inc, an investment banking, investor relations and strategic planning company. From July 1994 through the present, Mr. Brehm has served as the President of Robert C. Brehm Consulting, Inc. From 1991 to 1994, he was the President of Specialty Financing International, Inc., a finance procurement company. Mr. Brehm has owned computer hardware, software, finance and consulting companies. Mr. Brehm has a double engineering degree in electrical engineering and computer science and an MBA in Finance and Accounting from UC Berkeley.

Mery C. Robinson has served as a Director since September 1997 and the Company's Executive Vice President and Secretary since September 1997. Ms. Robinson was appointed Chief Operating Officer on October 1, 1998. Ms. Robinson is the founder of XyclonyX and has served as its President and Chief Executive
Officer since August 1997.  Ms. Robinson was the President of Sub-Surface
Waste Management from 1992 to 1995 and President of Omega Resources
Management from 1995 to 1997.    From 1986 to 1992, she served as the Vice
President of Finance and Administration of Westside Telephone Systems in Santa Monica, California, a telephone interconnect service and equipment sales company. Ms. Robinson has held various other positions in operating and starting up high-tech engineering and biotech companies. She received her BS in Journalism from California Polytechnic State University, San Luis Obispo, a Masters of Science in Environmental Science/Engineering from California State University, Dominguez Hills, and has and has attended the NFWBO-sponsored/ Wharton Graduate School of Business/Entrepreneurial Mini-MBA program.

Roger K. Knight has served as a Director since February 1990 and the Company's Vice President-Business Development since July 1997. Mr. Knight has significant experience in identifying business candidates for acquisitions, and served as the Company's President from January 1995 through October 1996. Mr. Knight retired from the U.S. Navy as a Captain in July 1965, and has been involved in retail operations since the mid-1970s.

Conrad Nagel has served as the Company's Chief Financial Officer since July 1998 Mr. Nagel was previously hired as the Chief Financial Officer of Global Venture Funding, Inc. in April 1997, and served the Company as a consultant from September 15, 1997 through June 1998. Mr. Nagel has an MS degree in Accounting, Kansas University (1964), a BS degree in Business, University of Kansas (1963)
and a CPA since 1966.   Mr. Nagel has been associated with SEC work, auditing,
and finance operations for the past 30 years including Audit Manager for Touche Ross (now Deloitte - Touche), Vice President of Finance - Decision Incorporated, Internal Audit Manager for Kaiser Aetna, CFO for Calusa
Financial Medical, Inc., Vice President of Finance for Medical Capital Corporation and over fifteen years CPA practice specializing in taxation and SEC work.

Stephen C. Hopkins has served as a director of the Company since July 1998. Mr. Hopkins is the President of Hopkins Real Estate Group, Inc., a commercial real estate development company located in Newport Beach, California. Founded in 1972, Mr. Hopkins' company specializes in the acquisition and development of shopping centers in urban infill and redevelopment areas. He received his BA in Public Service from the University of California, Los Angeles in 1964.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company's officers, directors and greater than ten percent (10%) stockholders complied with all applicable Section 16(a) filing requirements, except for: (i) two Form 4s and one Form 5 filed late by Robert C. Brehm, the President, Chief Executive Officer and Chairman of the Board of the Company;
(ii) two Form 4s and one Form 5 filed late by Mery C. Robinson, the Chief Operating Officer, Secretary and Director of the Company; (iii) one Form 3, one Form 4 and one Form 5 filed late by Roger K. Knight, the Vice President and Director of the Company; (iv) one Form 3, one Form 4 and one Form 5 filed late by Conrad Nagel, Chief Financial Officer of the Company; and (v) one Form 4 and one Form 5 filed late by Steven C. Hopkins, a Director of the Company. The Company intends to file all delinquent Form 3s, 4s and 5s within 30 days of the filing of this Report.

Item 10.  Executive Compensation
Summary of Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the Named Executive Officers (as defined below) for the fiscal years ended September 30, 1998, 1997 and 1996. The named executive officers (the "Named Executive Officers") are the Company's Chief Executive Officer, regardless of compensation level, and the other executive officers of the Company who each received in excess of $100,000 in total annual salary and bonus for fiscal year 1998. Compensation is shown in the following table:

                    Summary Compensation Table
                      Long Term Compensation
--------------------------------------------------------------------
                       Annual Compensation                     Awards
--------------------------------------------------------------------
                                  Restricted   Securities  Other    All
Name and                              Stock    Underlying  Annual   Other
Principal          Fiscal            Awards    Options/    Compen-  Compen-
Position            Year   Salary($)   ($)       SARs (#)  sation   sation($)
---------------------------------------------------------------------
Robert C. Brehm(1)   1998   75,675  90,000(3)      -          -        -
President and Chief  1997   15,000     -           -          -        -
Executive Officer    1996     -        -           -          -        -

Mery C. Robinson(2)  1998   55,000  80,000(4)      -          -        -
Chief Operating      1997     -        -           -          -        -
Officer              1996     -        -           -          -        -
--------------------------------------------------------------------

(1)  Mr. Brehm's employment with the Company commenced in July 1997.

(2)  Ms. Robinson's employment with the Company commenced in September 1997.

(3) During fiscal year 1998, Mr. Brehm received the following shares as bonus compensation: 2,000 shares of Series D Preferred Stock valued at $5.00 per share in October 1997, 7,000 shares of Series D Preferred Stock valued at $10.00 per share in November 1997, and 500 shares of Series D Preferred Stock valued at $20.00 per share in May 1998.

(4) During fiscal year 1998, Ms. Robinson received the following shares as bonus compensation: 7,000 shares of Series D Preferred Stock valued at $10.00 per share in November 1997, and 500 shares of Series D Preferred Stock valued at $20.00 per share in May 1998. In addition, on October 19, 1998, the Board of Directors authorized the issuance of an additional 5,000 shares of Series D Preferred Stock to Ms. Robinson as compensation, but such shares have not been issued as of the date of this Report and are not reflected in the above table.

Stock Option Grants

The following table shows all individual grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 1998.

                  Option/SAR Grants in Last Fiscal Year
------------------------------------------------------------------
                                  Percent of    Exercise
                                  Options/SAR      Or
                                   Granted To     Base
Name               Options/SARs   Employees In    Price    Expiration
                   Granted (#)(1)  Fiscal Year    ($/SH)      Date
------------------------------------------------------------------
Robert C. Brehm       500,000         41.6%        3.00      12/1/02
                       50,000          4.2%       10.00      5/10/03
Mery C. Robinson      500,000         41.6%        3.00      12/1/02
                       50,000          4.2%       10.00      5/10/03
------------------------------------------------------------------

(1) These options are completely vested and may be exercised at any time. Vesting may be accelerated and the options may be re-priced at the discretion of the Board of Directors. In the event of a specified corporate transaction such as a dissolution, merger or other reorganization of the Company in which more than 50% of the Company's stock is exchanged, vesting on such options shall be accelerated unless the surviving corporation assumes the options outstanding, substitutes similar rights for outstanding options or the options shall continue.

Option Exercises in Fiscal Year 1998

Set forth below is information with respect to exercises of stock options by the Named Executive Officers during fiscal year 1998 and the fiscal year-end value of all unexercised stock options held by such persons.

       Aggregated Option Exercises in Last Fiscal Year and
           Fiscal Year-End Option Values
-----------------------------------------------------------------
                         Number of Exercised       Value of Unexercised,
                        Options Held at Fiscal     In-the-Money Options
                           Year-End 09/30/98        At Fiscal Year-End($)
                         ----------------------    ----------------------
                   Value
          Shares    Real-
        Acquired on ized
Name     Exercise(#) ($) Exercisable Unexercisable Exercisable(1)Unexercisable
------------------------------------------------------------------
Robert C.   -        -     675,000         -          7,750            -
Brehm

Mery C.     -        -     550,000         -             -            -
Robinson
-----------------------------------------------------------------

(1) Based on the closing price of $1.062 for the shares of Common Stock of the Company traded on the OTC Bulletin Board as of September 30, 1998.

Employment and Consulting Agreements
Effective October 1, 1998, the Company entered into an employment agreement with Robert C. Brehm, the Company's President and Chief Executive Officer. Mr. Brehm's employment agreement provides for a term of five years, an initial annual base salary of $180,000, salary increases of $30,000 per annum and discretionary incentive bonuses. Pursuant to the employment agreement, the Company granted to Mr. Brehm stock options covering 1,000,000 shares of Common Stock exercisable at $1.25 per share. These stock options will vest in ten equal installments of 100,000 shares commencing on April 1, 1999 and on the first day of each six-month period thereafter. In the event that the ownership or control of the Company is changed with respect to over 30% of the issued and outstanding shares of Common Stock, Mr. Brehm will have the right to exercise 100% of his unvested stock options. All unvested stock options are subject to cancellation by the Company in the event that Mr.
Brehm's employment with the Company is terminated at any time prior to the term of the employment agreement.

Effective October 1, 1998, the Company entered into an employment agreement with Mery C. Robinson, the Company's Chief Operating Officer. Ms. Robinson's employment agreement provides for a term of five years, an initial annual base salary of $180,000, salary increases of $30,000 per annum and discretionary incentive bonuses. Pursuant to the employment agreement, the Company granted to Ms. Robinson stock options covering 1,000,000 shares of Common Stock exercisable at $1.25 per share. These stock options will vest in ten equal installments of 100,000 shares commencing on April 1, 1999 and on the first day of each six-month period thereafter. In the event that the ownership or control of the Company is changed with respect to over 30% of the issued and outstanding shares of Common Stock, Ms. Robinson will have the right to exercise 100% of her unvested stock options. All unvested stock options are subject to cancellation by the Company in the event that Ms. Robinson's employment with the Company is terminated at any time prior to the term of the employment agreement.

The Company has entered into consulting agreements for various services, including public relations, marketing, technology transfer and engineering services. The Company typically has compensated its consultants through stock options and share issuances.

Compensation of Directors
Members of the Board of Directors are not compensated for serving as directors of USMX.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders
The following table sets forth certain information regarding beneficial ownership of the Common Stock as of January 15, 1999 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) each of the Chief Executive Officer and the executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named ExecutiveOfficers") set forth below in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and their address is 5922-B Farnsworth Court, Carlsbad, California 92008.

Name and Address of Beneficial Owner      Amount(1)        Percent
Robert C. Brehm                         2,925,000 (2)        47.8%
President, Chief Executive Officer
and Chairman of the Board

Mery C. Robinson                        2,375,000(3)          39.6%
Chief Operating Officer, Secretary
and Director

Stephen Hopkins                         1,100,000(4)          18.5%
Director

Roger K. Knight                           654,575(5)          12.5%
Director

Conrad Nagel                              269,750(6)           5.3%
Chief Financial Officer

All Officers and Directors
As a group (5 persons)                  7,324,325(7)          81.47%

Other 5% Shareholders:
Marc L. Baker                             258,948(8)            5.1%
3389 Sheridan Street #254
Hollywood, FL 33021

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants exercisable within 60 days of January 15, 1999 are deemed outstanding for computing the percentage of the person or entity holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

(2) Includes: (i) 250,000 shares of Common Stock owned by Robert C. Brehm Consulting, Inc., of which Robert C. Brehm is the President; (ii) 1,000 shares of Series D Preferred Stock convertible into 100,000 shares of Common Stock upon approval of the Board of Directors; and (iii) 1,175,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 15, 1999.

(3) Includes: (i) 1,000 shares of Series D Preferred Stock convertible into 100,000 shares of Common Stock upon approval of the Board of Directors; and
(ii) 1,050,000 shares issuable of Common Stock under stock options exercisable within 60 days of January 15, 1999.

(4) Includes: (i) 6,000 shares of Series C Preferred Stock convertible into 600,000 shares of Common Stock; and (ii) 500,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 15, 1999.

(5)Includes:(i) 665 shares of Series B Preferred Stock convertible into 3,325 shares of Common Stock; (ii) 2,000 shares of Series C Preferred Stock convertible into 200,000 shares of Common Stock; (iii) 200 shares of Series D Preferred Stock convertible into 20,000 shares of Common Stock upon approval of the Board of Directors; (iv) 1,250 shares of Common Stock owned by First Venture Group Inc., an affiliated company of Roger K. Knight; and (v) 150,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 15, 1999.

(6) Includes (i) 190 shares of Series II Preferred Stock convertible into 1,900 shares of Common Stock; (ii) 570 shares of Series B Preferred Stock convertible into 2,850 shares of Common Stock owned by Kathrina B. Nagel, wife of Conrad Nagel; (iii) 1,000 shares of Series D Preferred Stock convertible into
100,000 shares of Common Stock upon approval of the Board of Directors; (iv) 1,500 shares of Common Stock owned by Kathrina B. Nagel; (v) and 150,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 15, 1999.

(7) For purposes of determining the percentage of class and total for all officers and directors, the Company assumed that all officers and directors converted preferred stock to Common stock and/or exercised options to purchase additional shares.

(8) These shares include 344 shares of Series C Preferred Stock owned by Marc L. Baker Consulting, Inc., an affiliated company of Marc L. Baker, and 2,017 shares of Series C Preferred Stock owned by Black Jack Investment Group, Inc., an affiliated company of Marc L. Baker.

Item 12.  Certain Relationships and Related Transactions

Between January 15, 1997 and January 15, 1999, the Company was or is to be a party to, certain transactions to which the following persons had or will have a director indirect material interest:

Loans Between the Company and Affiliated Parties
1. During fiscal years 1996 and 1997, Roger K. Knight, a Director of the Company, loaned to the Company the principal amount of $184,000, with simple interest bearing at 10% per annum over a term of 18 months. In September 1997, the outstanding balance under the loan was converted to 2,000 shares of Series C Preferred Stock and the loan was cancelled.

2. During fiscal year 1996, Vintage Group, Inc., a related party of the Company's executive officers and/or directors, loaned to the Company the principal amount of $79,700, with simple interest bearing at 10% per annum over a term of 18 months. In September 1997, the outstanding balance under the loan was converted to 850 shares of Series C Preferred Stock and the loan was cancelled.

3. During fiscal year 1997, First Venture Group, Inc., a related party of the Company's executive officers and/or directors, loaned to the Company the principal amount of $94,000, with simple interest bearing at 10% per annum over a term of 18 months. During fiscal year 1997, the balance of these loans was paid off in their entirety.

Subsidiary Acquisition
In August 1997, the Company acquired XyclonyX, a microbial technology company with headquarters in La Jolla, California. The agreement called for the exchange of 250,000 shares of the Company's Common Stock to Mery C. Robinson, the Company's Chief Operating Officer. Ms. Robinson and other patent holders are the licensor of the technology to XyclonyX and they collectively receive a royalty as cash is received by XyclonyX.

Item 13.  Exhibits and  Reports on Form 8-K

(a)  Financial Statements.

     (1)  Index to the Company's financial statements appears on page A-1.

(b) Current Report on Form 8-K. The Registrant filed the following Current Report on Form 8-K with the Commission during the fourth quarter of the fiscal year ended September 30, 1998: Current Report on Form 8-K, filed on July 24, 1998, reporting the Registrant's appointment of Stephen Hopkins to the Board of Directors on July 1, 1998.

(c)  Exhibits.

Number      Description

3.1         Articles of Incorporation, as amended

3.2         Bylaws, as amended

4           Reference is made to Exhibits 3.1 and 3.2

10.1 Lease Agreement, dated as of July 14, 1998, by and among the Company and each of Ridgecrest Properties, R and B Properties and Hindry West Development

10.2(1) Employment Agreement, effective as of October 1, 1998, between Robert C. Brehm and the Registrant

10.3(1)     Employment Agreement, effective as of October 1, 1998, between Mery
            C. Robinson and the Registrant

10.4 Stock for Stock Acquisition Agreement, effective as of August 31, 1997, among XyclonyX, Mery C. Robinson and the Registrant

10.5 Technology License Agreement, effective as of March 1, 1998, between XyclonyX and West Coast Fermentation Center

10.6 Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Sub-Surface Waste Management, Inc.

10.7 Technology License Agreement, effective as of August 21, 1997, among XyclonyX and Mery C Robinson, Dominic J. Colasito and Alvin
            J. Smith

10.8 Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Bio-Con Microbes, Inc.

10.9 Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Sol-Tech Corporation

21          Subsidiaries of the Registrant

27       Financial Data Schedule for the fiscal year ended September 30, 1998

(1) Identifies a management contract or compensatory plan or arrangement of the Registrant.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              U.S. Microbics, Inc.

Date:  February 4, 1999  By:                 /s/ Robert C. Brehm
                                   Robert C. Brehm, President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on February 4, 1999.

/s/ Robert C. Brehm    President, Chief Executive Officer and Chairman of
Robert C. Brehm               the Board

/s/ Conrad Nagel       Chief Financial Officer
Conrad Nagel

/s/ Mery C. Robinson   Chief Operating Officer, Secretary and Director
Mery C. Robinson

/s/ Stephen C. Hopkins  Director
Stephen C. Hopkins

/s/ Roger K. Knight     Director
Roger K. Knight
=====================================================
EXHIBIT 3.1 ARTICLES OF INCORPORATION

U.S. MICROBICS, INC.

ARTICLES OF INCORPORATION AS AMENDED

Under Section 7-2-102 of the Colorado Corporation Code

THE UNDERSIGNED, for the purpose of forming a corporation pursuant to the laws of the State of Colorado, HEREBY CERTIFIES THAT:

FIRST:    The name of the Corporation is U.S. MICROBICS, INC.

SECOND:   The Corporation shall have perpetual existence.

THIRD:    The nature of the business of the Corporation and the objects and purposes and business thereof proposed to be transacted, promoted or carried on are as follows:

1. To engage in all aspects of providing financing for development stage enterprises; and toengage in management. And business consulting for development stage enterprises.

2. To purchase, improve, develop, subdivide, lease, ex-change, sell, dispose of, mortgage, pledge and otherwise deal in and turn to account, real estate or any interest therein; to purchase, lease, alter, remodel, build, construct, erect, occupy and manage buildings and improvements of every kind and character whatever; and to finance the purchase, improvement, development and construction of land, buildings or other improvements to real estate or any interest therein.

3. To carry on any other business, whether or not related to the foregoing, including the transaction of all lawful business for which corporations may be organized pursuant to the Colorado Corporation Code, to have and exercise all powers, privileges and immunities now or hereafter conferred upon or permitted to corporations by the laws of the State of Colorado, and to do any and all things herein set forth to the same extent as natural persons could do insofar as permitted by the laws of the State of Colorado.

It is the intention that the purposes, objects and powers specified by the foregoing clauses shall not, except as otherwise expressed, be limited or restricted by reference to or inference from the terms of any other clause in these Articles of Incorporation, but each purpose, object or power stated in the foregoing clauses shall be regarded as an independent purpose, object or power.

FOURTH: The total number of shares of all classes which the Corporation shall have authority to issue is 170,000,000, of which 20,000,000 shall be preferred Shares, par value $.10 per share, and 150,000,000 shall be Common Shares, par value $.000l per share, and the designations, preferences, limitations and relative rights of the shares of each class are as follows:

1.   Preferred Shares.

The Corporation may divide and issue the preferred Shares in series. Preferred Shares of each series when issued sha1l be designated to distinguish it from the shares of all other series. The Board of Directors is hereby expressly vested with authority to divide the class of Preferred Shares into series and to fix and determine the relative rights and preferences of the shares of any such series so established to the full extent permitted by these Articles of Incorporation and the laws of the State of Colorado in respect of the following:

(a) The number of shares to constitute such series, and the distinctive designations thereof;
(b) The rate and preference of dividends, if any, the time of payment of dividends, whether dividends are cumulative and the date from which any dividend shall accrue;
(c) Whether shares may be redeemed and, if so, the redemption price and the terms and conditions of redemption;
(d)  The amount payable upon shares in event of Involuntary 1iquidat ion;
(e)  The amount payable upon shares in event of voluntary liquidation;
(f) Sinking fund or other provisions, if any, for the redemption or purchase of shares;
(g) The terms and conditions on which shares may be converted, if the shares of any series are issued with the privilege of conversion;
(h)  Voting powers, if any; and
(i) Any other relative rights and preferences of shares of such series, including, without limitation, any restriction on an increase in the number of shares of any series theretofore authorized and any limitation or restriction of rights or powers to which shares of any future series shall be subject.

Common Shares.
(a) The rights of holders of Common Shares to receive dividends or share in the distribution of assets in the event of liquidation, dissolution or winding up of the affairs of the Corporation shall be subject to the preferences, limitations and relative rights of the Preferred Shares fixed in the resolution or resolutions which may be adopted from time to time by the Board of Directors of the Corporation providing for the issuance of one or more series of the Preferred Shares.

(b) The shareholders of the Common Shares shall be entitled to one vote for each share of Common Share held by them of record at the time for determining the holders thereof entitled to vote.

FIFTH: The business and affairs of the Corporation shall be managed by the Board of Directors. The number of directors constituting the Board of Directors shall be fixed in the manner provided in the By-laws of the Corporation, subject to the limitation that the initial Board of Directors of the Corporation shall consist of one person, whose name and address is as follows:

Mark F. Donnelly
203 Wright Street
Lakewood, Colorado 80228

Each person shall serve as a director of the Corporation until the first annual meeting of shareholders or until his successor shall have been elected and qualified.

In the event, in accordance with the By-laws of the Corporation, the Board of Directors shall consist of six or more members, the directors may thereupon be divided into three classes, each class to be as nearly equal in number as possible, the term of office of directors of the first class to expire at the
third annual meeting after their election.   At each annual meeting following
such classification and division of the members of the Board of Directors, a number of directors equal to the number of directorships in the class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting of shareholders of the Corporation.

SIXTH: Cumulative voting shall not be allowed in the election of directors.

SEVENTH: Shareholders shall not have a preemptive right to subscribe for, purchase or acquire additional unissued or treasury shares of the Corporation or securities convertible into shares or carrying share purchase warrants or privileges as the same may be issued from time to time by the Corporation.

EIGHTH: The address of the Corporation's initial registered office is 7720 East Belleview Avenue, #46B, Englewood, Colorado 80111, and the name of the initial registered agent is Robert W. Walter, whose address is 7720 East Belleview Avenue, #46B, Englewood, Colorado 80111.

NINTH: The name and address of the Incorporator are:

Robert W. Walter
7720 East Belleview Avenue, #46B
Englewood, Colorado 80111

TENTH: The Board of Directors shall have the power to enact, alter, amend and repeal such By-laws not inconsistent with the laws of the State of Colorado and these Articles of Incorporation as it may deem best for the management of the Corporation.

ELEVENTH: The following paragraphs are inserted for the management of the business and for the conduct of the affairs of the Corporation and the same are in furtherance have and not in limitation or exclusion of the powers conferred by law:

1. Contracts with Directors and Officers.
(a) No contract or other transaction between the Corporation and one or more of its directors or any other- corporation, firm, association or entity in which one or more of the directors of the Corporation are directors or officers or are financially interested, shall be either void or voidable solely because such directors are present at the meeting of the Board of Directors or a committee thereof which authorizes or approves such contract or transaction or solely because their votes are counted for such purpose if (i) The fact of such relationship or interest is disclosed or known to the Board of Directors or committee which authorizes, approves or ratifies the contract or transaction by a vote or consent sufficient for that purpose without counting the votes or consents of the interested directors; or (ii) The fact of such relationship or interest is disclosed or known to the shareholders entitled to vote and they authorize, approve or ratify such con-tract or transaction by vote or written consent; or (iii) The contract or transaction is fair or reasonable to the Corporation.

(b) Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or a committee thereof, which authorizes, approves or ratifies such contract or transaction.

2.   Indemnification of Officers, Directors and Others.

The Board of Directors of the Corporation shall have the power to:

(a) Indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation), by reason of the fact that he is or was a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture1 trust or other enterprise, against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in the best interests of the Corporation and, with respect to any criminal action or proceedings, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement or conviction or upon a plea of nolo contendere or its equivalent shall not of itself create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in the best interests of the Corporation and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

(b) Indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of the Corporation, partnership, joint venture, trust or other enterprise against expenses (including attorney's fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in the best interests of the Corporation; but no indemnification shall be made in respect of any claim, issue or matter as to which such person has been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation unless and only to the extent that the court in which such action or suit was brought determines upon application that, despite the adjudication of liability, but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnification for such expenses which such court deems proper.

(c) Indemnify a director, officer, employee or agent of the Corporation to the extent that such person has been successful on the merits in defense of any action, suit or proceeding referred to in subparagraph (a) or (b) of this paragraph 2 or in defense of any claim, issue, or matter therein, against expenses (including attorney's fees) actually and reasonably incurred by him in connection therewith.

(d) Authorize indemnification under subparagraph (a) or (b) of this Paragraph 2 (unless ordered by a court) in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth
in said subparagraph (a) or (b).   Such determination shall be made by the
Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or, if such a quorum is not obtainable or even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or by the shareholders.

(e) Authorize payment of expenses (including attorney's fees) incurred in defending a civil or criminal action, suit or proceeding in advance of the final disposition of such action, suit or proceeding as authorized in subparagraph (d) of this Paragraph 2 upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount unless it is ultimately determined that he is entitled to be indemnified by the Corporation as authorized in this Paragraph 2.

(f) Purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation or who is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Paragraph 2.

The indemnification provided by this Paragraph 2 shall not be deemed exclusive of any other rights to which those indemnified may be entitled under these Articles of Incorporation, and the By-laws, agreement, vote of shareholders or disinterested directors or otherwise, and any procedure provided for by any of the foregoing, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of heirs, executors and administrators of such a person.

3. Corporate Opportunity.

The officers, directors and other members of management of this Corporation shall he subject to the doctrine of "Corporate Opportunities" only insofar as it applies to business opportunities in which this Corporation has expressed an interest as determined from time to time by this Corporation 's Board of Directors as evidenced by resolutions appearing in the Corporation's minutes. Once such areas of interest are delineated, all such business opportunities within such areas of interest which come to the attention of the officers, directors, and other members of management of this Corporation shall be disclosed promptly to this Corporation and made available to it. The Board of Directors may reject any business opportunity presented to it and thereafter any officers; directors or other member of management may avail himself of such opportunity. Until such time as this Corporation, through its Board of Directors, has designated an area of interest, the officers, directors and other members of management of this Corporation shall be free to engage in such areas of interest on their own and this doctrine shall not limit the right of any officer, director or other member of management of this Corporation to continue a business existing prior to the time that such area of interest is designated by the Corporation.

This provision shall not be construed to release any employee of this Corporation (other than an officer, director of member of management) from any duties, which he may have to this Corporation.

IN WITNESS WHEREOF, the undersigned has signed and acknowledged these Articles of Incorporation this 7th day of December, 1984.
/s/ Robert W. Walter_____________
Robert W. Walter, Incorporator
7720 East Belleview Avenue
Englewood, Colorado B80111

STATE OF COLORADO
COUNTY OF ARAPAHOE
ss.
Before me, a Notary Public, personally appeared Robert W. Walter, known to me personally to be the same person whose name is subscribed to and who executed the foregoing Articles of Incorporation, appeared before me this day in person, and for himself acknowledged that he signed, sealed and delivered said instrument in writing as his free and voluntary act and deed for the uses and purposes therein set forth.

WITNESS MY HAND AND OFFICIAL SEAL the 7th day of December 1984.
My commission expires:1-14-88
Notary Public
7720 East Belleview Ave.
Englewood, Colorado 80111
==================================================
EXHIBIT 3.2 BYLAWS

BY-LAWS OF U.S. MICROBICS, INC.

ARTICLE I
Officers

Section 1. Number. The officers of this Corporation shall be a Chairman of the Board, President, one or more Vice Presidents, a Secretary, a Treasurer and such other officers as may be appointed in accordance with the provisions of
Section 3 of this Article.  One person may hold any two of said offices
(except the same person shall not be both President and Vice President, or President and Secretary), but no such officer shall execute, acknowledge or verify any instrument in more than one capacity if such instrument is required by law or by these By-laws or by resolution of the Board of Directors to be executed, acknowledged or verified by any two or more officers. The officers of the Corporation shall be natural persons of age eighteen years or older.

Section 2. Election, Term of Office and Qualification. The officers of this Corporation shall be chosen annually by the Board of Directors. Each officer, except such officers as may be appointed in accordance with the provisions of
Section 3 of this Article, shall hold his office until his successor shall have been duly chosen and qualified, or until his death, or until he shall resign or shall have been removed in the manner hereinafter provided.

Section 3.   Subordinate Officers, etc.   The Board of Directors may appoint
such other officers to hold office for such period, have such authority and perform such duties as the Board of Directors may delegate. The Board of Directors may also delegate to any officer the power to appoint any such subordinate officers.

Section 4. Removal. The officers specifically designated in Section 1 of this Article may be removed either with or without cause, by the vote of a majority of the whole Board of Directors at a special meeting of the Board called for
this purpose.   The officers appointed in accordance with the provisions of
Section 3 of this Article may be removed, either with or without cause, by the Board of Directors, by a majority vote of the directors present at the meeting or by a superior officer upon whom such power of removal may be conferred by the Board of Directors.

Section 5. Resignations. Any officer may resign at any time by giving written notice to the Board of Directors or to the President or the Secretary of the
Corporation.   Any such resignation shall take effect at the time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 6. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled for the unexpired portion of the term by the Board of Directors, but in the case of a vacancy occurring in the office filled in accordance with the provisions of Section
3 of this Article, such vacancy may be filled by any superior officer upon whom such power may be conferred by the Board of Directors.

Section 7. Chairman of the Board. The Chairman of the Board. if one shall be elected, shall preside at all meetings of the Board of Directors, and shall appoint all committees except such as are required by statute, these Bylaws or a resolution of the Board of Directors or of the Executive Committee to be otherwise appointed and shall have such other duties as may be assigned to him from time to time by the Board of Directors. In recognition of notable and distinguished services to the Corporation, the Board of Directors may designate one of its members as honorary Chairman, who shall have such duties as the Board may, from time to time, assign to him by appropriate resolution, excluding, however, any authority or duty vested by law or these By-laws in any other officer.

Section 8. The President. The President shall be the active executive officer of the Corporation and shall exercise detailed supervision over the business of the Corporation and over it's several officers, subject, however, to the control of the Board of Directors. He shall preside at all meetings of the shareholders, and in general, shall perform all duties incident to the office of President and such other duties as from time to time may be assigned to him by the Board of Directors.

The President shall execute all deeds, conveyances, deeds of trust, bonds and other contracts requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some officer or agent of the Corporation.

Section 9. The Vice President. The Vice President shall perform such duties as are given to him by these By-laws or assigned by the Board of Directors. The Vice President shall perform all the duties of the President, in case of the disability or absence of the President, and when so acting, shall have all the powers of, and be subject to all the restrictions upon, the President.
The Board of Directors may from time to time appoint more than one Vice President, each of which shall perform the duties designated by the Board of Directors. In the absence of the President, the Vice-President designated from time to time by the President shall perform the duties of the President.

Section 10.  The Secretary.  The Secretary shall:

(a) Keep the minutes of the meetings of the shareholders and of the Board of Directors in books provided for such purpose.

(b) See that all notices are duly given in accordance with the provisions of these By-laws or as required by law.

(c) Be custodian of the records see that such seal is affixed to all and to all documents, the execution and of the seal of the Corporation and share certificates prior to their issue of which on behalf of the Corporation under its seal, is duly authorized in accordance with the provisions of these By-laws.

(d) Have charge of the share books of the corporation and keep or cause to be kept the share and transfer books in such manner as to show at any time the amount of the shares of the Corporation issued and outstanding, the manner in which and the time when such shares were paid for, the names, alphabetically arranged and the addresses of the holders of record; and exhibit during the usual business hours of the Corporation to any director, upon application, the original or duplicate share ledger.

(e) Sign with the President or Vice President certificates for shares of the Corporation and as contemplated by Article FOURTH of the Articles of Incorporation of this Corporation and by Section 7-4-108 of the Colorado Corporation Code, emboss the following legend on every certificate for shares of the Corporation:

The Corporation is authorized to issue shares of more than one class, namely, Common Shares and Preferred Shares. Pursuant to Section 7-4-108 of the Colorado Corporation Code, the Corporation will furnish to any shareholder, upon request and without charge, a full statement of the designations, preferences, limitations and relative rights of the shares of each class authorized to be issued by the Corporation and of variations in the relative rights and preferences between the shares of each series and a statement of the authority of the Board of Directors of the Corporation to fix and determine the relative rights and preferences of subsequent series of the preferred shares.

(f) See that the books, reports, statements, certificates and all other documents and records of the Corporation required by law are properly kept and filed.

(g) In general, to perform all duties incident to the office of Secretary and such other duties as, from time to time, may be assigned to him by the Board of Directors or by the President.

Section 11.  The Treasurer.  The Treasurer shall:

(a) Have charge and custody of, and be responsible for, all funds and securities of the Corporation.

(b) From time to time render a statement of the condition of the finances of the Corporation at the request of the Board of Directors.

(c) Receive and give receipts for monies due and payable to the Corporation from any source whatsoever.

(d) In general, perform all duties incident to the office of Treasurer, and such other duties as from time to time may be assigned to him by the Board of Directors or by the President. The Treasurer may be required to give a bond for the faithful performance of his duties in such sum and with such surety as may be determined by the Board of Directors.

ARTICLE II
Directors

Section 1.   Number and Qualifications; Committees.   The property interests,
business and transactions of the Corporation shall be managed and conducted by a Board of Directors which shall consist of not less than three nor more than 11 persons, as shall be fixed from time to time by the Board of Directors, as hereinafter provided. The Board of Directors shall be elected annually by ballot of the holders of the shares of the Corporation entitled to vote thereon for the term of one year and shall serve until the election and qualification of their successors, unless they sooner resign. The number of directors may be increased at any time by a majority vote of the whole Board
of Directors.   The number of directors may be decreased at any time by a
majority vote of the whole Board of Directors, except that no decrease in the number of directors shall have the effect of shortening the term of any incumbent director.

The Board of Directors by resolution passed by a majority of the whole Board of Directors may designate from among its members an Executive Committee1 or one or more other committees each of which, to the extent provided in the resolution or in the Articles of Incorporation or the By-laws of the Corporation, shall have all the authority of the Board of Directors, but no such committee shall have the authority of the Board of Directors in reference to amending the Articles of Incorporation, adopting a plan of merger or consolidation, recommending to the shareholders the sale, lease, exchange or other disposition of all or substantially all the property and assets of the Corporation otherwise than in the usual and regular course of its business, recommending to the shareholders a voluntary dissolution of the Corporation or a revocation thereof, or amending the By-laws of the Corporation. The designation of such committees and the delegation thereto shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed by law.

Section 2. Vacancies. Any director may resign at any time by giving written notice to the President or to the Secretary of the Corporation. Such resignation shall take effect at the time specified therein; and unless otherwise specified therein, the acceptance of such resignation shall not be
necessary to make it effective.   Any vacancy occurring in the Board of
Directors may be filled by the affirmative vote of a majority of the remaining Directors through less than a quorum of the Board of Directors. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office. Any directorship to be filled by reason of an increase in the number of directors shall be filled by the affirmative vote of a majority of the directors then in office, or by an election at an annual meeting or at a special meeting of the shareholders called for that purpose. A director chosen to fill a position resulting from an increase in the number of directors shall hold office until the next annual meeting of shareholders and until his successor has been elected and qualified.

Section 3. Meetings. The regular meeting of the Board of Directors shall be held immediately following the annual shareholders' meeting on the second Friday in January of each year, unless such day be a legal holiday, in which event the meeting shall be held on the next regular business day. The Board of Directors shall meet at such other time or times as they may from time to
time determine.   Special meetings of the Board of Directors may likewise be held on the written call of the Chairman of the Board, the President or of any two members of the Board.

Section 4. Place of Meetings. The Board of Directors or any committee designated by such Board may hold its meetings at such place or places within or without the State of Colorado as the Board may from time to time determine, or, with respect to its meetings, as shall be specified or fixed in the respective notices or waivers of notice of such meetings.

Section 5. Special Meetings; Notice. Special meetings of the Board of Directors or any committee designated by such Board, shall be held whenever called by the President or by two of the directors. Notice of each such meeting shall be mailed to each director, addressed to him at his address as it appears on the records of the Corporation, at least three days before the day on which the meeting is to be held, or shall be sent to him at such place by telegram, or be delivered personally, not later than one day before the day on which the meeting is to be held. The notice of each such special meeting shall indicate briefly the subjects thereof. No notice of the time, place or purpose of any meeting of the Board of Directors or any committee designated by such Board need be given to any director or committee person who attends in person or who, in writing executed and filed with the records of the meeting, either before or after the holding thereof, waives such notice. No notice need be given of any adjourned meeting of the Board of Directors.

As to any director who shall sign the minutes of any special or regular directors' meeting, such meeting shall be deemed to have been legally and duly called, noticed, held and construed as if all the directors were actually present at said meeting, and all who signed the minutes were duly noticed, and signature of any director to the minutes of a meeting shall for all purposes and as to all persons be held to be an approval of the action thereof.

Section 6.   Action Without a Meeting.   Except as may otherwise be provided by
the Articles of Incorporation or By-laws, members of the Board of Directors or any committee designated by such Board may participate in a meeting of the Board or committee by means of conference, telephone, or similar communications equipment by which all persons participating in the meeting can hear each other at the same time. Such participation shall constitute presence in person at a meeting. Any action required to be taken at a meeting of the directors or any other action which requires director approval may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors.

Section 7. Quorum and Manner of Acting. A majority of the number of members of the Board of Directors shall form a quorum for the transaction of business at any regular or special meeting of the Board of Directors. Except as otherwise provided by law, by the Articles of Incorporation, or by these By-laws, the act of a majority of the directors present, provided the same constitute a quorum, shall be the act of the Board of Directors. In the absence of a quorum, a majority of the directors present may adjourn the meeting from time to time until a quorum be had.

Section 8. Election of Officers. At the first meeting of the Board of Directors, after the annual election, the Chairman of the Board, the President, Vice President, Secretary and Treasurer shall be elected to serve for the ensuing year and until the election of their respective successors, and an Executive Committee may be elected. Election shall be by ballot and the majority of the votes cast shall be necessary to elect. Any vacancies that occur may be filled by the Board of Directors for the unexpired term.

Section 9. Duties. The Board of Directors shall exercise a general supervision over the affairs of the Corporation, authorize the issuance and sale of shares of the Corporation, receive and pass upon the reports of the Secretary and Treasurer, audit all bills and accounts against the Corporation and fix or delegate authority to fix the compensation of officers and employees of the Corporation. The Board may direct any officer or officers of the Corporation to transact any particular branch of business which it may see fit to designate. The Board of Directors may, from time to time, employ such persons as the Board may deem necessary for the carrying on of the business of the Corporation, any of whom may also be officers or directors of the Corporation.

Section 10. Compensation of Directors. Unless otherwise restricted by the Articles of Incorporation, the Board of Directors shall have the authority to
fix the compensation of directors.   The directors may be paid their expenses,
if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director.  No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation
therefor.   Members of special or Executive Committees may be allowed like compensation for attending committee meetings.

Section 11. Removal. Any director may be removed from office, either with or without cause, at any time and another person may be elected to his place, to serve for the remainder of his term, at any special meeting of shareholders called for the purpose, by vote of the holders of the majority of the shares then entitled to vote at an election of the directors. In case any vacancy so created shall not be filled by the shareholders at such meeting, such vacancy may be filled by the directors as provided hereinabove.

ARTICLE III
Capital Shares

Section 1. Certificates. Each shareholder of the Corporation whose shares have been paid for in full shall be entitled to a certificate showing the number of shares of the Corporation standing on the books in his name. Each certificate shall be numbered, bear the signature of the President, or in case of his inability to act, the signature of the Vice President and of the Secretary, and the seal of the Corporation, and be issued in numerical order from the respective share certificate books.

A full record of each certificate for shares as issued must be entered in the corresponding stub of the share certificate book.

Section 2. Transfers. Transfers of all shares shall be made upon the proper share books of the Corporation and must be accompanied by the surrender of the duly endorsed certificate or certificates representing the transferred shares. Surrendered certificates shall be cancelled and attached to the corresponding stubs of the share certificate book and a new certificate issued to the parties entitled thereto.

Section 3. Lost Certificates. The Board of Directors may order a new certificate for shares to be issued in the place of any certificate of the Corporation alleged to have been lost or destroyed, but in either such case, the owner of the lost certificate shall first cause to be given to the Corporation, a bond in such sum not less than the par value of such lost or destroyed certificate for shares as said Board may direct, as indemnity against any loss or claim that the Corporation may incur by reason of the issuance of such certificate, but the Board of Directors may, in its discretion, refuse to replace any lost certificate save upon the order of some court having jurisdiction in such matters.

Section 4. Share and Transfer Books. The share and transfer books of the Corporation shall be kept in its principal office and shall be open during usual business hours for the inspection of any shareholders of the Corporation. All other books and records and a copy of the share and transfer books of the Corporation shall be kept in such place as shall be designated by the Board of Directors and shall be subject to inspection only as provided by law.

Section 5. Shares. Each outstanding common share of the Corporation is entitled to one vote, and each fractional common shares is entitled to a corresponding fractional vote on each matter submitted to a vote at a meeting of shareholders. In the election of directors, each record holder of shares entitled to vote at such election has the right to vote (the number of shares owned by him for as many persons as there are directors to be elected and for whose election he has a right to vote.

Section 6. Issuance of Fractional Shares or Scrip. The Corporation may issue fractions of a share, arrange for the disposition of fractional interests by those entitled thereto, pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined, or issue scrip in registered or bearer form which shall entitle the holder to receive a certificate for a full share upon the surrender of such scrip aggregating a full share. A certificate for a fractional share shall, but scrip shall not, unless otherwise provided therein, entitle the holder to exercise voting rights, to receive dividends thereon and to participate in any of the assets of the Corporation in the event of liquidation. The Board of Directors may cause such scrip to be issued subject to the condition that it shall become void if not exchanged for certificates representing full shares before a specified date, or subject to the condition that the shares for which the scrip is exchangeable may be sold by the Corporation and the proceeds thereof distributed to the holders of such scrip, or subject to any other conditions which the Board of Directors may deem advisable.

ARTICLE IV
Shareholders
Section 1.   Annual Meeting.   The regular annual meeting of the shareholders
of the Corporation shall be held at the office of the Corporation in Littleton, Colorado, or at such other place, either within or without the State of Colorado, as may be ordered by the Board of Directors, on the second Friday in January of each year, if it be not a legal holiday and if it be a legal holiday, then on the next succeeding day not a legal holiday; provided, however, that the Board of Directors may postpone such meeting for a period of time not in excess of 50 days upon appropriate resolution at any regular annual meeting of the shareholders at which the directors for the ensuing year shall be elected. The officers of the Corporation shall present their annual reports and the Secretary shall have on file for inspection and reference, an authentic list of the shareholders, giving the amount of shares held by each as shown by the share books of the Corporation ten days before the annual meeting.

Section 2. Special Meetings. Special meetings of the shareholders may be called by the Chairman of the Board, the President, a Vice President or on call signed by one or more shareholders holding an aggregate of not less than 10% of the outstanding shares entitled to vote at the meeting. The Board of Directors may designate any place, either within or without the State of Colorado1 as the place for any annual meeting or for any special meeting
called by the Board of Directors.   If a special meeting shall be called
otherwise than by the Board of Directors, the place of meeting shall be Littleton, Colorado. Calls for special meetings shall specify the time, place and object or objects thereof, and no other business than that specified in the call shall be considered in any such meeting.

Section 3. Notice of Meetings. Written notice stating the place, date and hour of the meeting, and, in case of a special meeting, the purpose for which the meeting is called, shall be delivered not less than ten nor more than 50 days before the date of the meeting, either personally or by mail, by or at the direction of the President or the Secretary, or the officer or person calling the meeting, to each shareholder of record entitled to vote at such meeting, except that if the authorized capital shares are to be increased, at least 30 days notice shall be given. If requested by the person or persons lawfully calling such meeting, the Secretary shall give notice thereof, at corporate expense.

Section 4. Closing Transfer Books.For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other purpose, the Board of Directors may provide that the share transfer books shall be closed for any stated period not exceeding 50 days. If the share transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such date in any case to be not more than 50 days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such a determination shall apply to any adjournment thereof. The officer or agent having charge of the share transfer books for shares of the Corporation shall make, at least ten days before each meeting of shareholders1 a complete record of the shareholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each, which record, for a period of ten days before each such meeting, shall be kept on file at the principal office of the Corporation, whether within or without the State of Colorado, and shall be subject to inspection by any shareholder for any purpose germane to the meeting at any time during usual hours. Such record shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder for any purpose germane to the meeting during the whole time of the meeting. The original share transfer books shall be prima facie evidence as to who are the shareholders entitled to examine such record or transfer books or to vote at any meeting of shareholders.

Section 5. Election of Directors. Subject to Section 1 of Article II of these By-laws and Article FIFTH of the Articles of Incorporation, at each annual meeting of the shareholders of the Corporation, a number of directors equal to the number whose terms are expiring shall be elected to serve until their successors are duly elected and qualified, unless they sooner resign.
Election of directors shall be by such of the shareholders as attend for the purpose, either in person or by proxy, provided that if a majority of the outstanding shares entitled to vote is not represented, in person or by proxy, such meeting may be adjourned by the shareholders present for a period not exceeding 50 days at any one adjournment. At each election of directors, cumulative voting shall not be allowed.

Section 6. Quorum. One-third of the shares entitled to vote in person or by proxy, shall constitute a quorum at a meeting of shareholders. If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders, except in those cases where it is otherwise provided by law. In the absence of a quorum, those present may adjourn the meeting from day to day but in no event for a period to exceed 60 days at any one adjournment.

Section 7. Waiver and Approval. No notice of the time, place or purpose of any annual, regular or special meeting of shareholders need be given if all shareholders of record on the date said meeting is held waive such notice in
writing either before or after the holding of said meeting.   As to any
shareholder who shall sign the minutes of any annual, regular or special meeting of shareholders such meeting shall be deemed to have been legally and duly called, noticed, held and conducted, and the action taken thereat approved and the minutes of said shareholders' meeting shall be conclusive for all purposes and as to all persons to be an approval thereof.

Section 8. Proxies. Any shareholder entitled to vote may be represented duly at any regular or special meeting of the shareholders by a duly executed proxy. The proxy shall be in writing and properly signed and no proxy shall be recognized unless executed within 11 months of the date of which it is presented, unless otherwise rescinded in the proxy.


Section 9. Order of Business.   The order of business at the annual so meeting
and so far as is practicable at all other meetings of the shall be as follows:


1.   Calling of roll.
2.   Proof of due notice of meeting.
3.   Reading and disposal of any unapproved minutes.
4.   Annual reports of officers and committees.
5.   Election of directors.
6.   Unfinished business.
7.   New business.
8.   Adjournment.

ARTICLE V
Dividends

Dividends shall be declared at such time and in such amounts as the Board may direct, but no dividends shall be declared in excess of the amount, which may be legally available for dividends under the laws of the State of Colorado.

ARTICLE VI
Miscellaneous Provisions

Section 1. Corporate Seal. The seal of the corporation shall consist of two concentric circles, between which shall be the name of the Corporation and the word "Colorado" and in the center of which shall be inscribed the word "SEAL", which seal, as impressed on the margin hereof, is hereby adopted as the seal of the Corporation.

Section 2. Benefit Program. Directors shall have the power to install and authorize any pension, profit sharing, stock option, insurance, welfare, educational, bonus, health and accident or other benefit program which the Board deems to be in the best interest of the Corporation, at the expense of the Corporation, and to amend or revoke any plan so adopted.

Section 3. Reimbursement of Expenses. Any payments made to an officer of the Corporation such as salary, commission, bonus, interest, or rent, or entertainment, or travel expense incurred by him, which shall be disallowed in whole or in part as a deductible expense by the Internal Revenue Service or other properly constituted taxing authority, shall be reimbursed by such officer to the Corporation to the full extent of such disallowance. In lieu of payments by the officer, subject to the determination of the Board of Directors, proportionate amounts may be withheld from his future compensation payments until the amount owed to the Corporation has been recovered.

Section 4.   Fiscal Year.   The fiscal year of the Corporation shall commence
October 1 of each calendar year and terminate September 30 of each following year.

ARTICLE VII
Amendments

Any and all provisions of these By-laws may be altered, amended, repealed or added to at any annual or special meeting of the Board of Directors called for that purpose.

ARTICLE VIII
Corporate Opportunities Doctrine

The officers, directors and other members of management of this Corporation shall be subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which this Corporation has expressed an interest as determined from time to time by the Corporation's Board of Directors as evidenced by resolutions appearing in the Corporation's minutes. When such areas of interest are delineated, all such business opportunities within such areas of interest which come to the attention of the officers, directors and other members of management of this Corporation shall be disclosed promptly to the Corporation and made available to it. The Board of Directors may reject any business opportunity presented to it and thereafter any officer, director or other member of management may avail himself of such opportunity. Until such time as this Corporation1 through its Board of Directors, has designated an area as one to which the doctrine of corporate opportunities applies1 the officers, directors and other members of management of this Corporation shall be free to engage in such areas of interest on their own. The provisions hereof shall not limit the rights of any officer, director or other member of management of this Corporation to continue a business existing prior to the time that such area of interest is
designated by this Corporation.   This provision shall not be construed to
release any employee of the Corporation (other than an officer, director or member of management) from any duties, which he may have to the Corporation.

Adopted by resolution of the Board of Directors effective December 7, 1984:

/s/_Mark E. Donnelly_________
Secretary of the Corporation
=========================================
EXHIBIT 10.1 LEASE AGREEMENT WITH RIDGECREST PROPERTIES, R AND B PROPERTIES AND HINDRY WEST DEVELOPMENT

THE BLACKMORE COMPANY
INDUSTRIAL REAL ESTATE
12626 High Bluff Drive  Suite 440
San Diego, CA  92130
FAX (619) 792-1615
(619) 792-1212

July 24, 1998

Ms. Mery C. Robinson
U.S. MICROBICS, INC.
7825 Fay Avenue, #200
RE:  EXECUTED LEASE DOCUMENTS
5922-B FARNSWORTH COURT, CARLSBAD

Dear Ms. Robinson:

Enclosed please find your copy of the executed lease documents for the address referenced above.

Please notice that page one of Exhibit C has been replaced in accordance with Sean Hargaden and Ed Coss' agreement.

We have also sent a copy of the lease to Mr. Hopkins for his files.

We thank you for your attention and cooperation in the execution of the leases. We look forward to your tenancy at CRC II. If you have any questions, please do not hesitate to call.

Sincerely,

/s/ Angel Cauldren
Angel Cauldren
THE BLACKMORE COMPANY

Enclosures
---------------------
1.   Basic Provisions  ("Basic Provisions").

1.1 Parties: This Lease ("Lease"), dated for reference purposes only, July 14, 1998, is made by and between RIDGECREST PROPERTIES AND R AND B PROPERTIES AND HINDRY WEST DEVELOPMENT, * (Lessor") and U.S. MICROBICS. INC. AND STEPHEN C. HOPKINS ("Lessee") (collectively the "Parties" or individually a "Party"). * CALIFORNIA LIMITED PARTNERSHIPS, AS TENANTS-IN-COMMON.

1.2(a)Premises:That certain portion of the Building, including all improvements therein or to be provided by Lessor under the terms of this Lease, commonly know by the street address of 5922-B Farnsworth Court, located in the City of Carlsbad, County of San Diego, State of California, With zip code 92008, as outlined on Exhibit A attached hereto ("Premises"). The "Building" is that certain building containing the Premises and generally described as (describe briefly the nature of the Building): the approximate 21,866 square foot portion of a larger concrete tilt-up industrial building.

In edition to Lessee's rights to use end occupy the Premises as hereinafter specified, Lessee shall have non-exclusive rights to the Common Areas (as defined In Paragraph 2.7 below) as hereinafter specified, but shall not have any rights to the roof, exterior walls or utility raceways of the Building or to any other buildings in the Industrial Center. The Premises, the Building, the Common Areas, the land upon which they are located, along with all other buildings and improvements thereon, are herein collectively referred to as the "Industrial Center." (Also as Paragraph 2.)

1.2(b)Parking:fifty-seven (57) unreserved vehicle parking spaces ("Unreserved
Parking Spaces"); and   0   reserved vehicle parking spaces ("Reserved
Parking Spaces"). (Also see Paragraph 2.6.)

1.3Term:five(5)years and one-half(1/2)months ("Original Term") commencing August 15, 1998 ("Commencement Date") and ending August 31, 2003 ("Expiration Date") (Also see Paragraph 3.)

1.4 Early Possession: See Paragraph 50.
("Early Possession Date"). (Also see Paragraph 3.2 and 3.3.)

1.5 Base Rent: $15, 250.00 per month ("Base Rent"), payable on the first day of each month commencing August 15, 1998 (Also see Paragraph 4).
[x] If this box is checked, this Lease provides for the Base Rent to be adjusted per Addendum 49 attached hereto.

1.6(a) Base Rent Paid Upon Execution: $7,625 as Bass Rent for the period August 15-31, 1998.

1.6(b) Lessee's Share of Common Area Opening Expenses: sixty-three percent (63 %) ("Lessee's Share") as determined by [x] prorata square footage of the Premises as compared to the total square footage of the Building or [ ] other criteria as described in Addendum _____.

1.7 Security Deposit:$16,110.00 ("Security Deposit"). (Also see Paragraph 5.)

1.8 Permitted Use: General offices. laboratories, manufacturing and storage for an environmental biotech company and other legal, related uses. ("Permitted Use"). (Also see Paragraph 6.)

1.9 Insuring Party.  Lessor is the "Insuring Party" (Also see Paragraph 6.)

1.10(a) Real Estate Brokers. The following real estate broker(s) (collectively, the "Brokers") and brokerage relationships exist in this transaction and are consented to by the Parties (check applicable boxes):
[x] BLACKMORE & ASSOCIATES. INC. represents Lessor exclusively ("Lessor's Broker");
[x] JOHN BURNHAM & COMPANY represents Lessee exclusively ("Lessee's Broker");
or
[x] represents both Lessor and Lessee ("Dual Agency"). (Also see Paragraph 15.)

1.10(b) Payment to Brokers. Upon the execution of this Lease by both Parties, Lessor shall pay to said Broker(s) jointly, or in such separate shares as they may mutually designate in writing, a fee as set forth In a separate written agreement between Lessor end said Broker(s)(or in the event there is no separate written agreement between Lessor and said Broker(s), the sum of
$        ) for brokerage services rendered by said Broker(s) in connection with this transaction.

1.11. Guarantor. The obligations of the Lessee under this Lease are to be guaranteed by N/A. ("Guarantor"). (Also see Paragraph 37.)

1.12 Addenda and Exhibits. Attached hereto is an Addendum or Addenda consisting of Paragraphs 49 through 61 and Exhibits A through C, all of which constitute a part of this Lease.

2. Premises, Parking and Common Areas.

2.1 Letting. Lessor hereby leases to Lessee, and Lessee hereby leases from Lessor, the Premises, for the term, at the rental, and upon all of the terms, covenants and conditions set forth in this Lease. Unless otherwise provided herein, any statement of square footage set forth in this Lease, or that may have been used in calculating rental and/or Common Area Operating Expenses is an approximation which Lessor and Lessee agree Is reasonable and the rental and Lessee's Share (as defined In Paragraph 1.6(b)) based thereon is not subject to revision whether or not the actual square footage is more or less.

2.2 Condition. Lessor shall deliver the Premises to Lessee clean and free of debris on the Commencement Date and warrants to Lessee that the existing plumbing, electrical systems, fire sprinkler system, lighting, air conditioning and heating systems and loading doors, if any, in the Premises, other than those constructed by Lessee, shall be in good operating condition on the Commencement Dates. If non-compliance with said warranty exists of the C ommencement Date, Lessor shall, except as otherwise provided in this Lease, promptly after receipt (of written notice from Lessee setting forth with specificity the nature and extent of such non-compliance, rectify same at Lessor's expense. If Lessee does not give Lessor written notice of a non-compliance with this warranty within thirty (30) days after the Commencement Date, correction of that non-compliance shall be the obligation of the lessee at Lessee's sole cost and expense.

2.3 Compliance with Covenants, Restrictions and Building Codes. Lessor warrants that any improvements (other than those Constructed by Lessee or at Lessee's direction) on or in the Premises which have been constructed or installed by Lessor or with Lessor's consent or at Lessor's direction shall comply with all applicable covenants or restrictions of record and applicable building codes, regulations and ordinances in effect on the Commencement Date.
Lessor further warrants to Lessee that Lessor has no knowledge of any claim having been made by any governmental agency that a violation or violations of applicable building codes, regulations, or ordinances exist with regard to the Premises as of the Commencement Date. Said warranties shall not apply to any Alterations or Utility Installations (defined in Paragraph 7.3(a)) made or to be made by Lessee. If the Premises do not comply with said warranties, Lessor shall, except as otherwise provided in this Lease, promptly after receipt of written notice from Lessee given within six (6) months following the Commencement Date and setting forth with specificity the nature and extent of such non-compliance, take such action, at Lessor's expanse, as may be reasonable or appropriate to rectify the non-compliance. Lessor makes no warranty that the Permitted Use in Paragraph 1.8 is permitted for the Premises under Applicable Laws (as defined In Paragraph 2.4).

2.4 Acceptance of Premises. Lessee hereby acknowledges: (a) that it has been advised by the Broker(s) to satisfy itself with respect to the condition of the Premises (including but not limited to the electrical and fire sprinkler systems, security, environmental aspects, seismic and earthquake requirements, and compliance with the Americans with Disabilities Act and applicable zoning, municipal, county, state and federal laws, ordinances and regulations and any covenants or restrictions of record (collectively, "Applicable Laws") and the present end future suitability of the Premises for Lessee's Intended use; (b) that Lessee has made such investigation as it deems necessary with reference to such matters, is satisfied with reference thereto, and assumes all responsibility thereof as the same relate to Lessee's occupancy of the Premises and/or the terms of this Lease; and (c) that neither Lessor, nor any of Lessor's agents, has made any oral or written representations or warranties with respect to said matters other than is set forth In this Lease.

2.5 Lessee as Prior Owner/Occupant. The warranties made by Lessor in this Paragraph 2 shall be of no force or effect if immediately prior to the date set forth in Paragraph 1.1 Lessee was the owner or occupant of the Premises. In such event, Lessee shall, at Lessee's sole cost and expense, correct any non-compliance of the Premises with said warranties.

2.6 Vehicle Parking. Lessee shall be entitled to use the number of Unreserved Parking Spaces and reserved Parking Spaces specified in Paragraph 1.2(b) on those portions of the Common Areas designated from time to time by Lessor for parking. Lessee shall not use more parking spaces than said number. Said parking spaces shall be used for parking by vehicles no larger than full-size passenger automobiles or pick-up trucks; herein called "Permitted Size Vehicles." Vehicles other then Permitted Size Vehicles shall be parked and loaded or unloaded as directed by Lessor In the Rules and Regulations (as defined in Paragraph 40) issued by Lessor. (Also see Paragraph 2.9.)

(a) Lessee shall not permit or allow any vehicles that belong to or are controlled by Lessee or Lessee's employees, suppliers, shippers, customers, contractors or invitees to be loaded, unloaded, or parked in areas other than those designated by Lessor for such activities.

(b) If Lessee permits or allows any of the prohibited activities described In this Paragraph 2.6, then Lessor shall have the right, without notice, in addition to such other rights and remedies that It way have, to remove or tow away the vehicle involved and charge then cost to Lessee, which cost shall be immediately payable upon demand by Lessor.

(c) Lessor shall at the Commencement Data of this Lease, provide the parking facilities required by Applicable Law.

2.7 Common Areas - Definition. The term "Common Areas" is defined as all areas and facilities outside the Premises and within the exterior boundary line of the Industrial Center and Interior utility raceways within the Premises that are provided and designated by the Lessor from time to time for the general non-exclusive use of Lessor, Lessee and other lessees of the Industrial Center and their respective employees, suppliers, shippers, customers, contractors and invitees, including parking areas, loading and unloading areas, trash areas, roadways, sidewalks, walkways, parkways, driveways and landscaped areas.

2.8 Common Areas - Lessee's Rights. Lessor hereby grants to Lessee, for the benefit of Lessee and its employees, suppliers, shippers, contractors, customers and invitees, during the term of this Lease, the non-exclusive right to use, in common with others entitled to such use, the Common Areas as they exist from time to time, subject to any rights, powers, and privileges reserved by Lessor under the terms hereof or under the terms of any rules and regulations or restrictions governing the use of the Industrial Center. Under no circumstances shall the right herein granted to use the Common Areas be deemed to include the right to store any properly, temporarly or permanently, in the Common Areas. Any such storage shall be permitted only by the prior written consent of Lessor or Lessor's designated agent, which consent may be revoked at any time. In the event that any unauthorized storage shall occur then Lessor shall have the right, without notice, in addition to such other rights and remedies that it may have to remove the properly and charge the cost to Lessee, which cost shall be immediately payable upon demand by Lessor.

2.9 Common Areas - Rules and Regulations. Lessor or such other person(s) as Lessor may appoint shall have the exclusive control and management of the Common Areas and shall have the right, from time to time, to establish, modify, amend and enforce reasonable rules and regulationswith respect thereto In accordance with Paragraph 40. Lessee agrees to abide by and conform to all such Rules and Regulations, and to cause its employees, suppliers, shippers. customers, contractors and invitees to so abide and conform. Lessor shall not be responsible to Lessee for the non-compliance with said rules and regulations by other lessees of the Industrial Center.

2.10 Common Areas - Changes. Lessor shall have the right, in Lessor's sole discretion, from time to time:

(a)To make changes to the Common Areas, including, without limitation, changes to the location, size, shape and number of driveways, entrances, parking spaces, parking areas, loading and unloading areas, ingress, egress, direction of traffic, landscaped areas, walkways and utility raceways;
(b) To close temporarily any of the Common Areas for maintenance purposes so long as reasonable access to the Premises remains available;
(c) To designate other land outside the boundaries of the Industrial Canter to be a part of the Common Areas;
(d) To designate additional buildings and improvements to the Common Areas;
(e) To use the Common Areas while engaged In making additional improvements, repairs or alterations to the Industrial Center, or any portion thereof; and
(f) To do and perform such other acts and make such other changes in, to or with respect to the Common Areas and Industrial Center as Lessor may, in the exercise of sound business judgment, deem to be appropriate.

3.  Term.
3.1 Term. The Commencement Date, Expiration Date and Original Term of this Lease are as specified in Paragraph 1.3.

3.2  Early Possession.  If an Early Possession Date is specified in Paragraph
1.4 and if Lessee totally or partially occupies the Premises after the Early Possession Date but prior to the Commencement Date the obligation to pay Base Rent shall be abated for the period of such early occupancy. All other terms of this Lease, however,(including but not limited to the obligations to pay Lessee's Share of Common Area Operating Expenses and to carry the insurance required by Paragraph 6) shall be in effect during such period.
Any such early possession shall not affect nor advance the Expiration Date of the Original Term.

3.3 Delay in Possession. If for any reason Lessor cannot deliver possession of the Premises to Lessee by the Early Possession Date, if one is specified In Paragraph 1.4, or if no Early Possession Date is specified, by the Commencement Date, Lessor shall not be subject to any liability there for, nor shall such failure affect the validity of this Lease, or the obligations of Lessee hereunder, or extend the term hereof, but in such case, Lessee shall not, except as otherwise provided herein, be obligated to pay rent or perform any other obligation of Lessee under the terms of this Lease until Lessor delivers possession of the Premises to Lessee. If possession of the Premises is not delivered to Lessee within sixty (60) days after the Commencement Date, Lessee may, its option, by notice in writing to Lessor within ten (10) days after the end of said sixty (60) day period, cancel the Lease, in which event the parties shall be discharged from all obligations hereunder; provided further, however, that if such written notice of Lessee is not received by Lessor within said ten (10) day period, Lessee's right to cancel this Lease hereunder shall terminate and be of no further force or affect. Except as maybe otherwise provided, and regardless of when the Original Term actually commences, if possession is not tendered to Lessee when required by this Lease and Lessee does not terminate this Lease, as aforesaid, the period free of the obligation to pay Base Rent, if any, that Lessee would otherwise have enjoyed shall run from the date of delivery of possession and continue for a period equal to the period during which the Lessee would have otherwise enjoyed under the terms hereof, but minus any days of delay caused by the acts, changes or omissions of Lessee.

4.  Rent.
4.1 Base Rent. Lessee shall pay Base Rent and other rent or charges, as the same may be adjusted from time to time, by Lessor in lawful money of the United States, without offset or deduction, on or before the day on which it is due under the terms of this Lease. Base Rent and all other rent and charges for any period during the term hereof which is for less then one full month shall be prorated based upon the actual number of days of the month involved. Payment of Base Rent and other charges shall be made to Lessor at its address stated herein or to such other persons or at such other addresses as Lessor may, from time to time, delegate in writing to Lessee.

4.2 Common Area Operating - Expenses. Lessee shall pay to Lessor during the term hereof, in addition to the Base Rent, Lessee's share (as specified In Paragraph 1.6(b)) of all Common Areas Operating Expanses, as hereinafter defined, during each calendar year of the term of this Lease, in accordance with the following provisions:

(a) "Common Areas Operating Expenses" are defined, for purposes of this Lease, as all costs incurred by Lessor relating to the ownership and operation of the Industrial Center, including but not limited to, the following:
(i) The operation, repair and maintenance, in neat, clean, good order and condition, of the following:
(aa) The Common Areas, including parking areas, loading and unloading areas, trash areas, roadways, sidewalks, walkways, parkways, driveways, landscaped areas, striping, bumpers, irrigation systems, Common Area lighting facilities, fences and gates, elevators and roof.
(bb) Exterior signs end any tenant directories.
(cc) Fire detection and sprinkler systems.
(ii) The cost of water, gas, electricity and telephone to service the Common Areas.
(iii) Trash disposal, property management and security services and the costs of any environmental inspections.
(iv) Reserves set aside for maintenance and repair of Common Areas.
(v) Any increase above the Base Rent Property Taxes (as defined in Paragraph 10.2(b)) for the Building and the Common Areas.
(vi) Any "Insurance Cost Increase" (as defined in Paragraph 8.1).
(vii) The cost of insurance carried by Lessor with respect to the Common Areas.
(viii) Any deductible portion of an insured loss concerning the Building or the Common Areas.
(ix) Any other services to be provided by Lessor that are stated elsewhere in this Lease to be a Common Area Operating Expense.
(b) Any Common Areas Operating Expenses and Real Property Taxes that are specifically attributable to the Building or to any other building in the Industrial Center or to the operation, repair and maintenance thereof, shall be allocated entirely to the Building or to such other building, if however, any Common Area Operating Expenses and Real Property Taxes that are not specifically attributable to the Building or to any other building or to the operation, repair and maintenance thereof, shall be equitably allocated by Lessor to all buildings in the Industrial Center.
(c) The inclusion of the improvements, facilities and services set forth in Subparagraph 4.2(a) shall not he deemed to impose an obligation upon Lessor to either have said improvements or facilities or to provide these services unless the Industrial Center already has the same, Lessor already provides the services, or Lessor has agreed elsewhere in this Lease to provide the same or some of them.
(d)Lessee's Share of Common Area Operating Expenses shall be payable by Lessee within ten (10) days after a reasonably detailed statement of actual expenses is presented to Lessee by Lessor. At Lessor's option, however, an amount may be estimated by Lessor from time to time of Lessee's Share of annual Common Area Operating Expenses and the same shall be pay payable monthly or quarterly, as Lessor shall designate, during each 12-month period of the Lease term, on the same day as the Base Rent is due hereunder. Lessor shall deliver to Lessee within sixty (60) days after the expiration of each calendar year a reasonably detailed statement showing Lessee's Share of the actual Common Area Operating Expenses incurred during the preceding year.
If Lessee's payments under this Paragraph 4.2(d) during said preceding year exceed Lessee's Share as indicated on said statement, Lessor shall be credited the amount of such over payment against Lessee's Share of Common
Area Operating Expenses next becoming due. If Lessee's payments under this Paragraph 4.2(d) during said preceding year were less than Lessee's Share as indicated on said statement, Lessee shall pay to Lessor the amount of the deficiency within ten (10) days after deliver by Lessor to Lessee of said statement.

5. Security Deposit

5.1Security Deposit. Lessee shall deposit with Lessor upon Lessee's execution hereof the Security Deposit set forth in Paragraph 1.7 as security for Lessee's faithful performance of Lessee's obligations under this Lease. If Lessee fails to pay Base Rent or other rent or charges due hereunder, or otherwise Defaults under this Lease (as defined in Paragraph 13.1), Lessor may use, apply or retain all or any portion of said Security Deposit for the payment of any amount due Lessor or to reimburse or compensate Lessor for any liability, cost, expense, loss or damage (including attorneys' fees) which Lessor may suffer or incur by reason thereof. If Lessor uses or applies all or any portion of said Security Deposit, Lessee shall within ten (10) days after written request therefore deposit monies with Lessor sufficient to restore said Security Deposit to the full amount required by this Lease.
Any time the Base Rent increases during the term of this Lease, Lessee shall, upon written request from Lessor, deposit additional monies with Lessor as an addition to the Security Deposit so that the total amount of the Security Deposit shall at all time bear the same proportion to the then current Base Rent as the initial Security Deposit bears to the initial Base Rent set forth in Paragraph 1.5 Lessor shall not be required to keep all or any part of the Security Deposit separate from its general accounts. Lessor shall, at the expiration or earlier termination of the term hereof and after Lessee has vacated the Premises, return to Lessee (or, at Lessor's option, to the last assignee if any, of Lessee's interest herein), that portion of the Security Deposit not used or applied by Lessor. Unless otherwise expressly agreed in writing by Lessor, no part of the Security Deposit shall be considered to be held in trust, to bear interest or other increment for its use, or to be prepayment for any monies to be paid by Lessee under the Lease.

6.  Use.
6.1  Permitted Use.
(a) Lessee shall use and occupy the Premises only for the Permitted Use set forth in Paragraph 1.8, or any other legal use which is reasonably comparable thereto, and for no other purpose. Lessee shall not use or permit the use of the Premises in a manner that Is unlawful, creates waste or a nuisance, or that disturbs owners and/or occupants of, or causes damage to the Premises or neighboring premises or properties.
(b) Lessor hereby agrees to not unreasonably withhold or delay its consent to any written request by Lessee, Lessee's assignees or subtenants, and by prospective assignees and subtenants of Lessee, its assignees and subtenants, for a modification of said Permitted Use, so long as the same will not impair the structural integrity of the improvements on the Premises or in the Building or the mechanical or electrical systems therein, does not conflict with uses by other lessees, is not significantly more burdensome to the Premises or the Building and the improvements thereon, and is otherwise permissible pursuant to this Paragraph 6. If Lessor elects to withhold such consent, Lessor shall within five (5) business days after such request give a written notification of same, which notice shall include an explanation of Lessor's reasonable objections to the change In use.

6.2  Hazardous Substances.
(a) Reportable Uses Require Consent. The term "Hazardous Substance" as used in this Lease shall mean any product, substance, chemical, material or waste whose presence, nature, quantity and/or intensity of existence, use, manufacture, disposal, transportation, spill, release or effect, either by itself or in combination with other materials expected to be on the Premises, is either: (I) potentially injurious to the public health, safely or welfare, the environment, or the Premises; (ii) regulated or monitored by any governmental authority; or (iii) a basis for potential liability of Lessor to any governmental agency or third party or any under applicable statute or common law theory. Hazardous Substance shall include, but not be limited to, hydrocarbons, petroleum, gasoline, crude oil or any products or by-products thereof. Lessee shall not engage in any activity in or about the Premises which constitutes a Reportable Use (as hereinafter defined) of Hazardous Substances without the express prior written consent of Lessor and compliance in a timely manner (at Lessee's sole cost end expense) with all Applicable Requirements (as defined in Paragraph 6.3). "Reportable Use" shall mean (i) the installation or use of any above or below ground storage tank, (ii) the generation, possession, storage, use, transportation, or disposal of a Hazardous Substance that requires a permit from, or with respect to which a report, notice, registration or business plan is required to be filled with, any governmental authority, and (iii) the presence in, on or about the Premises of a Hazardous Substance with respect to which any Applicable Laws require that a notice be given to persons entering or occupying the Premises or neighboring properties. Notwithstanding the foregoing, Lessee may, without Lessor's prior consent, but upon notice to Lessor and in compliance with all Applicable Requirements, use any ordinary and customary materials reasonably required to be used by Lessee in the normal course of the Permitted Use, so long as such use is not a Reportable Use and does not expose the Premises neighboring properties to any meaningful risk of contamination or damage or expose Lessor to any liability therefor. In addition, Lessor may (but without any obligation to do so) condition its consent to any Reportable Use of any Hazardous Substance by Lessee upon Lessee's giving Lessor such additional assurances as Lessor, in its reasonable discretion, deems necessary to protect itself, the public, the Premises and the environment against damage, contamination or injury and/or liability therefor, including but not limited to the installation (and, at Lessor's option, removal on or before Lease expiration or earlier termination) of reasonably necessary protective modifications to the Premises (such as concrete encasements) and/or the deposit of an additional Security Deposit under Paragraph 5 hereof.

(b) Duty to Inform Lessor. If Lessee knows, or has reasonable cause to believe, that a Hazardous Substance has come to be located in, on, under or about the Premises or the Building, other than as previously consented to by Lessor, Lessee shall immediately give Lessor written notice thereof, together with a copy of any statement, report, notice, registration, application, permit, business plan, license, claim, action, or proceeding given to, or received from, any governmental authority or private party concerning the presence, spill, release, discharge of, or exposure to, such Hazardous Substance including but not limited to all such documents as may be involved in any Reportable Use Involving the Premises. Lessee shall not cause or permit any Hazardous Substance to be spilled or released in, on, under or about the Premises (including, without limitation, through the plumbing or sanitary sewer system).

(c) Indemnification. Lessee shall indemnity, protect, defend and hold Lessor, its agents, employees, lenders and ground lessor, if any, and the Premises; harmless from and against any and all damages, liabilities, judgments, costs, claims, liens, expenses, penalties, lose of permits and attorneys' and consultants' fees arising out of or involving any Hazardous Substance brought onto the Premises by or for Lessee or by anyone under Lessee's control. Lessee's obligations under this Paragraph 6.2 (c) shall include, but not be limited to, the effects of any contamination or injury to person, property or the environment created or suffered by Lessee, and the cost of investigation (including consultants' and attorneys' fees and testing), removal, remediation, restoration and/or abatement thereof, or of any contamination therein involved, and shall survive the expiration or earlier termination of this Lease. No termination, cancellation or release agreement entered into by Lessor and Lessee shall release Lessee from its obligations under this Lease with respect to Hazardous Substances, unless specifically so agreed by Lessor in writing at the time of such agreement.

6.3 Lessee's Compliance with Requirements. Lessee shall, at Lessee's sole cost and expense, fully, diligently and in a timely manner, comply with all "Applicable Requirements," which term is used in this Lease to mean all laws, rules, regulations, ordinances, directives, covenants, easements and restrictions of record, permits, the requirements of any applicable fire insurance underwriter or rating bureau, and the recommendations of Lessor's engineers and/or consultants, relating in any manner to the Premises, including but not limited to matters pertaining to (i) industrial hygiene,
(ii) environmental conditions on, in, under or about the Premises, including soil and groundwater conditions, and (iii) the use, generation, manufacture, production, installation, maintenance, removal, transportation, storage, spill, or release of any Hazardous Substance), now in effect or which may hereafter come into effect. Lessee shall, within five (5) days after receipt of Lessor's written request, provide Lessor with copies of all documents and information, including but not limited to permits, registrations, manifests, applications, reports and certificates, evidencing Lessee's compliance with any Applicable Requirements specified by Lessor, and shall immediately upon receipt, notify Lessor In writing (with copies of any documents involved) of any threatened or actual claim, notice citation, warning, complaint or report pertaining to or involving failure by Lessee or the Premises to comply with any Applicable Requirements.

6.4 Inspection; Compliance with Law. Lessor, Lessor's agents, employees, contractors and designated representatives, and the holders of any mortgages, deeds of trust or ground leases on the Premises ("Lenders") shall have the right to enter the Premises at any time in the case of an emergency, and otherwise at reasonable times, for the purpose of Inspecting the condition of the Premises and for verifying compliance by Lessee with this Lease and all Applicable Requirements (as defined in Paragraph 6.3), and Lessor shall be entitled to employ experts and/or consultants in connection therewith to advise Lessor with respect to Lessee's activities, including but not limited to Lessee's installation, operation, use, monitoring, maintenance, or removal of any Hazardous Substance on or from the Premises. The costs and expenses of any such inspections shall be paid by the party requesting same, unless a Default or Breach of this Lease by Lessee or a violation of Applicable Requirements or a contamination, caused or materially contributed to by Lessee, is found to exist or to be imminent, or unless the inspection Is requested or ordered by a governmental authority as the result of any such existing or imminent violation or contamination. In such case, Lessee shall upon request reimburse Lessor or Lessor's Lender, as the case may be, for the costs and expenses of such inspections.

7.Maintenance, Repairs, Utility Installations, Trade Fixtures and Alterations.

7.1 Lessee's Obligations.

(a) Subject to the provisions of Paragraphs 2.2 (Condition), 2.3 (Compliance with Covenants, Restrictions and Building Code). 7.2 (Lessor's obligations), 9 (Damage or Destruction), and 14 (Condemnation), Lessee shall, at Lessee's sole cost and expense and at all times, keep the Premises and every part thereof in good order, condition and repair (whether or not such portion of the Premises requiring repair, or the means of repairing the same, are reasonably or readily accessible to Lessee, and whether or not the need for such repairs occurs as a result of Lessee's use, any prior use, the elements or the age of such portion of the Premises), including, without limiting the generality of the foregoing, all equipment or facilities specifically serving the Premises, such as plumbing, heating, air conditioning, ventilating, electrical, lighting facilities, boilers, fired or unfired pressure vessels, fire hose connections if within the Premises, fixtures, interior walls, interior surfaces of exterior wails, ceilings, floors, windows, doors, plate glass, and skylights, but excluding any items which are the responsibility of
 Lessor pursuant to Paragraph 7.2 below. Lessee, in keeping the Premises in good order, condition and repair, shall exercise and perform good maintenance practices. Lessee's obligations shall include restorations, replacements or renewals when necessary to keep he Premises and all improvements thereon or a pert thereof in good order, condition and state or repair.

(b) Lessee shall, at Lessee's sole cost and expense, procure and maintain a contract, with copies to Lessor, in customary form and substance for and with a contractor specializing and experienced in the inspection, maintenance and service of the heating, air conditioning and ventilation system for the Premises. However, Lessor reserves the right, upon notice to Lessee, to procure, and maintain the contract for the heating, air conditioning and ventilating systems, and if Lessor so elects, Lessee shall reimburse Lessor, upon demand, for the cost thereof.

(c) If Lessee fails to perform Lessee's obligations under this Paragraph 7.1 Lessor may enter upon the Premises after ten (10) days' prior written notice to Lessee (except in the case Of an emergency, in which case no notice shall be required), perform such obligations on Lessee's behalf, and put the Premises in good order, condition and repair, in accordance with Paragraph
13.2 below.

7.2 Lessor's Obligations. Subject to the provisions of Paragraphs 2.2 (Condition), 2.3 (Compliance with Covenants, Restrictions and Building Code),
4.2 (Common Area Operating Expanses), 6 (Use), 7.1 (Lessee's Obligations), 9 (Damage or Destruction) and 14 (Condemnation) Lessor, subject to reimbursement pursuant to Paragraph 4.2, shall keep in good order, condition and repair the foundations, exterior walls, structural condition of interior bearing walls, exterior roof, fire sprinkler and/or standpipe and hose (if located in the Common Arena) or other automatic fire extinguishing system including fire alarm and/or smoke detection systems and equipment, fire hydrants, parking lots, walkways, parkways, driveways, landscaping, fences, signs and utility systems serving the Common Areas and all parts thereof, as well as providing the services for which there is a Common Area Operating Expense pursuant to Paragraph 4.2. Lessor shall not be obligated to paint the exterior or interior surfaces of exterior walls nor shall Lessor be obligated to maintain, repair or replace windows, doors or plate class of the Premises. Lessee expressly waives the benefit of any statute now or hereafter in effect which would otherwise afford Lessee the right to make repairs at Lessors expense or to terminate this Lease because of Lessors failure to keep the Building, Industrial Center or Common Areas in good order, condition and repair.

7.3    Utility Installations, Trade Fixtures, Alterations.

(a) Definitions; Consent Required. The term "Utility installations" is used In this Lease to refer to all air lines, power panels, electrical distribution, security, fire protection systems, communications systems, lighting fixtures, heating, ventilating and air conditioning equipment, plumbing, and fencing
In, on or about the Premises. The term "Trade Fixtures" shall mean Lessee's machinery and equipment, which can be removed without doing material damage to the Premises. The term "Alterations" shall mean any modification of the improvements on the Premises, which are provided by Lessor under the terms of this Lease, other than Utility installations or Trade Fixtures. "Lessee-Owned Alterations and/or Utility installations" are defined, as Alterations and/or Utility installations made by Lessee that are not yet owned by Lessor pursuant to Paragraph 7.4(a). Lessee shall not make nor cause to be made any Alterations or Utility Installations in, on, under or about the Premises without Lessor's prior written consent. Lessee may, however, make non-structural Utility Installations to the interior of the Premises (excluding the roof) without Lessor's consent but upon notice to Lessor, so long as they are not visible from the outside of the Premises, do not involve puncturing, relocating or removing the roof or any existing walls, or changing or interfering with the fire Sprinkler or fire detection systems and the cumulative cost thereof during the term of this Lease as extended does not exceed $2,500.00.

(b) Consent. Any Alterations or Utility Installations that Lessee shall desire to make and which require the consent of the Lessor shall be presented to Lessor In written form with detailed plans. All consents given by Lessor, whether by virtue of Paragraph 7.3(a) or by subsequent specific consent, shall be deemed conditioned upon: (i) Lessee's acquiring all applicable permits required by governmental authorities; (ii) the furnishing of copies of such permits together with a copy of the plans and specifications for the Alteration or Utility installation to Lessor prior to commencement of the work thereon; and (iii) the compliance by Lessee with all conditions of said permits in a prompt and expeditious manner. Any Alterations or Utility installations by Lessee during the term of this Lease shall be done in a good and workmanlike manner, with good and sufficient materials, and be In compliance with all Applicable Requirements. Lessee shall promptly upon completion thereof furnish Lessor with as-built plans and specifications therefor. Lessor may, (but without obligation to do so) condition its consent to any condition its consent to any requested Alteration or Utility installation that costs $2,500.00 or more upon Lessee's providing Lessor with a lien and completion bond In an amount equal to one and one-half times the estimated cost of such Alteration or Utility Installation.

(c) Lien Protection. Lessee shall pay when due all claims for labor or materials furnished or alleged to have been furnished to or for Lessee at or for use on the Premises, which claims are or may be secured by any mechanic's or materialmen's lien against the Premises or any Interest therein. Lessee shall give Lessor not less than ten (10) days' notice prior to the commencement of any work in, on, or about the Premises, and Lessor shall have the right to post notices of non-responsibility in or on the Premises as provided by law. If Lessee shall, in good faith, contest the validity of any such lien, claim or demand, then Lessee shall, at Its sole expense, defend and protect itself, Lessor and the Premises against the same and shall pay and satisfy any such adverse Judgment that may be rendered thereon before the enforcement thereof against the Lessor or the Premises. If Lessor shall require. Lessee shall furnish to Lessor a surety bond satisfactory to Lessor In an. amount equal to one and one-half times the amount of such contested lien claim or demand, indemnifying Lessor against liability for the same, as required by law for the holding of the Premises free from the effect of such lien or claim. In addition, Lessor may require Lessee to pay Lessor's attorneys' fees and costs in participating in such action if Lessor shall decide it is to its best Interest to do so.

7.4   Ownership, Removal, Surrender, and Restoration.

(a) Ownership. Subject to Lessor's right to require their removal and to cause Lessee to become the owner thereof as hereinafter provided in this Paragraph 7.4, all Alterations and Utility Installations made to the Premises by Lessee shall be the property of and owned by Lessee, but considered a part of the Premises. Lessor may, at any time and at its option, elect in writing to Lessee to be the owner of all or any specified part of the Lessee-Owned Alterations and Utility Installations. Unless otherwise instructed per Subparagraph 7.4(b) hereof, all Lessee-Owned Alterations and Utility Installations shall, at the expiration or earlier termination of this Lease, become the property of Lessor and remain upon the Premises and be surrendered with the Premises by Lessee.

(b) Removal. Unless otherwise agreed in writing, Lessor may require that any or all Lessee-Owned Alterations or Utility Installations be removed by the expiration or earlier termination of this Lease, notwithstanding that their installation may have been consented to by Lessor. Lessor may require the removal at any time of all or any part of any Alterations or utility Installations made without the required consent of Lessor.

(c) Surrender/Restoration. Lessee shall surrender the Premises by the end of the last day of the Lease term or any earlier termination date, clean and free of debris and in good operating order, condition and state of repair, ordinary wear and tear excepted. Ordinary wear and tear shall not include any damage or deterioration that would have been prevented by good maintenance practice or by Lessee performing all of its obligations under this Lease. Except as otherwise agreed or specified herein, the premises, as surrendered, shall include the Alterations and Utility Installations.
The obligation of Lessee shall include the repair of any damage occasioned by the Installation, maintenance or removal of Lessee's Trade Fixtures, furnishings, equipment, and Lessee-Owned Alterations and Utility Installations, as well as the removal of any storage tank installed by or for Lessee, and the removal, replacement, or remediation of any soil, material or, Lessee shall Surrender the Premises by the end of the last day of the Lease tern or any earlier termination date, clean and free of debris and in good operating order, condition and state of repair, ordinary wear and tear excepted. Ordinary wear end tear shall not Include any damage or deterioration that would have been prevented by good maintenance practice or by Lessee performing all of its obligations under this Lease. Except as otherwise agreed or specified herein, the Premises, as surrendered, shall include the Alterations and Utility Installations. The obligations of Lessee shall include the repair of any damage occasioned by the installation, maintenance or removal of Lessee's Trade Fixtures, furnishings, equipment and Lessee-Owned Alterations and Utility Installations, as well as the removal of any storage tank installed by or for Lessee, and the removal, replacement, or remediation of any soil, material or ground water contaminated by Lessee, all as may then be required by Applicable Requirement and/or good practice. Lessee's Trade Fixtures shall remain the property of Lessee and shall be removed subject to its obligation to repair and restore the Premises per this Lease.

8.  Insurance; Indemnity.

8.1  Payment of Premium Increases.

(a) As used herein, the term "Insurance Cost Increase" is defined as any increase in the actual cost of the insurance applicable to the Building and required to be carried by Lessor pursuant to paragraphs 8.2(b), 8.3(b), ("Required Insurance"), over and above the base Premium, as hereinafter defined, calculated on an annual basis. "Insurance Cost Increase" shall include, but not be limited to, requirements of the holder of a mortgage or deed of trust covering the Premises, increased valuation of the Premises, and/or a general premium rate increase. The term "Insurance Cost Increase" shall not, however, include any premium increases resulting from the nature of the occupancy of any other lessee of the building. If the parties insert a dollar amount in Paragraph 1.9, such amount shall be considered the "Base Premium." If a dollar amount has not been inserted in paragraph 1.9 and if the Building has been previously occupied during the twelve (12) month period immediately preceding the Commencement date, the "Base Premium" shall be the annual premium applicable to such twelve (12) month period. If the Building was not fully occupied during such twelve (12) month period, the "Base Premium" shall be the lowest annual premium reasonably obtainable for the Required Insurance as of the Commencement Date, assuming the most nominal use possible of the Building. In no event, however, shall Lessee be responsible for any portion of the premium cost attributable to liability insurance coverage in excess of $1,000,000 procured under Paragraph 8.2(b).

(b) Lessee shall pay any Insurance Cost Increase to Lessor pursuant to paragraph 4.2 Premiums for policy periods commencing prior to, or extending beyond, the term of this Lease shall be prorated to coincide with the corresponding Commencement Date or Expiration Date.

8.2   Liability Insurance.

(a)Carried by Lessee. Lessee shall obtain and keep in force during the term of this Lease a commercial General Liability policy of insurance protecting Lessee, Lessor and any Lender(s) whose names have been provided to Lessee in writing (as additional insureds) against claims for bodily injury, personal injury and property damage based upon, involving or arising out of the ownership, use, occupancy or maintenance of the Premises and all areas appurtenant thereto. Such Insurance shall be on an occurrence basis providing single limit coverage in an amount not less than $1,000,000 per occurrence with an "Additional Insured-managers or Lessors of Premises" endorsement and contain the "Amendment of the Pollution Exclusion" endorsement for damage caused by heat, smoke or fumes from a hostile fire.
The policy shall not contain any intra-insured exclusions as between insured persons or organizations, but shall include coverage for liability assumed under this Lease as an "Insured contract" for the performance of Lessee's indemnity obligations under this Lease. The limits of said insurance required by this Lease or as carried by Lessee shall not, however, limit the liability of Lessee nor relieve Lessee of any obligation hereunder. All insurance to be carried by Lessee shall be primary to and not contributory with any similar insurance carried by Lessor, whose insurance shall be considered excess insurance only.

(b)Carried by Lessor. Lessor shall also maintain liability insurance described in paragraph 8.2(a) above, in addition to and not in lieu of, the insurance required to be maintained by Lessee. Lessee shall not be named as an additional insured therein.

8.3   Property Insurance-Building, Improvements and Rental Value.

(a) Building and Improvements. Lessor shall obtain and keep in force during the term of this Lease a policy or pollicies in the name of Lessor, with loss payable to Lessor and to any Lender(s0, insuring against loss or damage to the Premises. Such insurance shall be for full replacement cost, as the same shall exist from time to time, or the amount required by any Lender(s), but in no event more than the commercially reasonable and available insurable value thereof if, installation, Trade Fixtures and Lessee's personal property shall be insured by Lessee pursuant to paragraph 8.4. If the coverage is available and commercially appropriate, Lessor's policy or policies shall insure against all risks of direct physical loss or damage (except the perils of flood an/or earthquake unless required by a Lender or included in the base Premium), including coverage for any additional costs resulting from debris removal and reasonable amounts of coverage for the enforcement of any ordinance or law regulating the reconstruction or replacement of any undamaged sections of the Building required to be demolished or removed by reason of the enforcement of any building, zoning, safety or land use laws as the result of a covered loss, but not including plate glass insurance. Said policy or policies shall also contain an agreed valuation provision in lieu of any co-insurance clause, waiver or subrogation, and inflation guard protection causing an increase in the annual property insurance coverage amount by a factor of not less than the adjusted U.S. Department of labor Consumer Price Index for All Urban Consumers for the city nearest to where the Premises are located.

(b) Rental Value. Lessor shall also obtain and keep in force during the term of this Lease a policy or policies in the name of Lessor, with loss payable to Lessor and any Lender(s), insuring the loss of the full rental and other charges payable by all lessees of the Building to Lessor for one year (including all Real Property Taxes, Insurance costs, all Common Area
Operating Expenses and any scheduled rental increases). Said insurance may provide that in the event the Lease is terminated by reason of an insured loss, the period of indemnity for such coverage shall be extended beyond the date of the completion of repairs or replacement of the Premises, to provide for one full year's loss of rental revenues form the date of any such loss. Said insurance shall contain an agreed valuation provision in lieu of any co-insurance clause, and the amount of coverage shall be adjusted annually to reflect the projected rental income, Real Property taxes, Insurance premium costs and other expenses. If any, otherwise payable, for the next 12-month period. Common Area Operating expenses shall include any deductible amount in the event of such loss.

(c) Adjacent Premises. Lessee shall pay for any increase in the premiums for the property insurance of the Building and for the Common Areas or other buildings in the Industrial Center if said increase is caused by Lessee's acts, omissions, use or occupancy of the Premises.

(d) Lessee's Improvements. Since Lessor is the Insuring Party, Lessor shall not be required to insure Lessee-owned Alterations and utility Installations unless the item in question has become the property of Lessor under the terms of this Lease.

8.4 Lessee's Property Insurance. Subject to the requirement of paragraph 8.5, Lessee at its cost shall either by separate policy or, at Lessor's option, by endorsement to a policy already carried, maintain insurance coverage on all of Lessee's personal property, trade Fixtures and Lessee-Owned Alterations and utility Installations in, on, or about the premises similar in coverage to that carried by Lessor as the Insuring party under Paragraph 8.3(a). Such insurance shall be full replacement cost coverage with a deductible not to exceed $1,000 per occurrence. The proceeds from any such insurance shall be used by Lessee for the replacement of personal property and the restoration or Trade Fixtures and Lessee-Owned Alterations and Utility Installations. Upon request from Lessor, lessee shall provide Lessor with written evidence that such insurance is in force.

8.5 Insurance policies. Insurance required hereunder shall be in companies duly licensed to transact business in the state where the Premises are located, and maintaining during the policy term a "General policy holders rating" of at least B+, V, or such other rating as may be required by a Lender, as set forth in the most current issue of "Best's Insurance Guide." Lessee shall not do or permit to be done anything which shall invalidate the insurance policies referred to in this Paragraph 8. Lessee shall cause to be delivered to Lessor, within seven (7) days after the earlier of the early possession Date or the Commencement date, certified copies of, or certificates evidencing the existence and amounts of, the insurance required under Paragraph 8.2(a) and 8.4. No such policy shall be cancelable or subject to modification except after thirty (30) days' prior written notice to Lessor. Lessee shall at least thirty (30) days prior to the expiration of such policies, furnish Lessor, which amount shall be payable by Lessee to lessor upon demand.

8.6  Waiver of Subrogation.   Without affecting any other rights or remedies,
Lessee and Lessor each hereby release and relieve the other, and waive their entire right to recover damages (whether in contract or in tort) against the other, for loss or damage to their property arising out of or incident to the perils required to be insured against under Paragraph 8. The effect of such releases and waiver of the right to recover damages shall not be limited by the amount of insurance carried or required, or by any deductibles applicable thereto. Lessor and Lessee agree to have their respective insurance companies issuing property damage insurance waive any right to subrogation that such companies may have against Lessor or Lessee, as the case may be, so long as the insurance is not invalidated thereby.

8.7 Indemnity. Except for Lessor's negligence and/or breach of express warranties, lessee shall indemnify, protect, defend and hold harmless the Premises, Lessor and its agents, Lessor's master or ground lessor, partners and Lenders, from and against any and all claims, loss of rents and/or damages, costs liens, judgments, penalties, loss of permits attorney' and consultants' fees, expenses and/or liabilities arising out of, involving, or in connections with , the occupancy of the Premises by Lessee, the conduct of Lessee's business, any act, omission or neglect of Lessee, its agents, contractors, employees or invitees, and out of any Default or Breach by Lessee in the performance in a timely manner of any obligation on Lessee's part to be performed under this Lease. The foregoing shall include, but not be limited to the defense or pursuit of any claim or any action or proceeding involved therein, and whether or not (in the case of claims made against Lessor) litigated and/or reduced to judgment. In case nay action or proceeding be brought against Lessor by reason of any of the foregoing matters, Lessee upon notice from Lessor shall defend the same at Lessee's expense by counsel reasonably satisfactory to Lessor and Lessor shall cooperate with Lessee in such defense. Lessor need not have first paid any such claim in order to be so indemnified.

8.7 Exemption of Lessor from Liability. Lessor shall not be liable for injury or damage to the person or goods, wares, merchandise or other property of Lessee. Lessee's employees, contractors, invitees, customers, or any other person in or about the Premises, whether such damage or injury is caused by or results from fire, stream, electricity, gas water or rain, or from the breakage, leakage, obstruction or other defects of pipes, fire sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures, or from any other cause, whether said injury or damage results from conditions arising upon the Premises or upon other portions of the Building of which the Premises are a part, from other sources or places, and regardless of whether the cause of such damage or injury or the means of repairing the same is accessible or not. Lessor shall not be liable for any damages arising from any act or neglect of any other lessee of Lessor nor from the failure by Lessor to enforce the provisions of any other lease in the Industrial Center. Notwithstanding Lessor's negligence or breach of this Lease, Lessor shall under no circumstances be liable for injury to Lessee's business or for any loss of income or profit therefrom.

9.  Damage or Destruction.

 9.1  Definitions.
(a)"Premises Partial Damage" shall mean damage or destruction to the Premises, other than Lessee-Owned Alterations and Utility Installations, the repair cost of which damage or destruction is less than fifty percent (50%) of the then Replacement Cost (as defined in Paragraph 9.1 (d) of the Premises (excluding Lessee-Owned Alterations and Utility Installations and trade Fixtures) immediately prior to such damage or destruction.

(b) "Premises Total Destruction" shall mean damage or destruction to the Premises, other than Lessee-Owned Alterations and Utility Installations, the repair cost of which damage or destruction is fifty percent (50%) or more of the then Replacement Cost of the Premises (excluding Lessee-Owned Alterations and Utility Installations and Trade Fixtures) immediately prior to such damage or destruction. In addition, damage or destruction to the Building, other than Lessee-Owned Alteration and Utility Installations and Trade Fixtures of any lessees of the Building, the cost of which damage or destruction is fifty percent (50%) or more of the then Replacement Cost (Excluding Lessee-Owned Alterations and Utility Installations and Trade Fixtures of any lessees of the Building) of the Building shall, at the option of Lessor, be deemed to be Premises Total Destruction.

(c)"Insured Loss" shall mean damage or destruction to the Premises, other than Lessee-Owned Alterations and Utility Installations and Trade Fixtures, which was caused by an event required to be covered by the insurance described in paragraph 8.3(a) irrespective of any deductible amounts or coverage limits involved.

(d)"Replacement Cost" shall mean the cost to repair or rebuild the improvements owned by Lessor at the time of the occurrence to their condition existing immediately prior thereto, including demolition, debris removal and upgrading required by the operation of applicable building codes, ordinances or laws, and without deduction for depreciation.

(e) "Hazardous Substance Condition" shall mean the occurrence or discovery of a condition involving the presence of, or a contamination by, a Hazardous Substance as defined in paragraph 6.2(a), in on, or under the premises.

9.2 Premises Partial Damage-Insured Loss. If Premises Partial Damage that is an Insured Loss occurs, then Lessor shall, at Lessor's expense, repair such damage (but not Lessee's Trade Fixtures or Lessee-Owned Alterations and Utility Installations) as soon as reasonably possible and this Lease shall continue in full force and effect. In the event, however, that there is a shortage of insurance proceeds and such shortage is due to the fact that, by reason of the unique nature of the improvements in the Premises, full replacement cost insurance coverage was not commercially reasonable and available, Lessor shall have no obligation to pay for the shortage in insurance proceeds or to fully restore the unique aspects of the Premises unless Lessee provides Lessor with the funds to cover same, or adequate assurance thereof, with ten (10) days following receipt of written notice of such shortage and request therefor. If lessor receives said funds or adequate assurance thereof within said ten (10) day period, Lessor shall complete them as soon as reasonably possible and this Lease shall remain in full force and effect. If Lessor does not receive such funds or assurance within said period, Lessor may nevertheless elect by written notice to Lessee with in ten (10) days thereafter to make such restoration and repair as is commercially reasonable with Lessor paying any shortage in proceeds, in which case this Lease shall remain in full force and effect. If Lessor does not receive such funds or assurance within such ten (10) day period, and if Lessor does not so elect to restore and repair, then this Lease shall terminate sixty (60) days following the occurrence of the damage or destruction. Unless otherwise agreed, Lessee shall in no event have any right to reimbursement from Lessor for any funds contributed by Lessee to repair any such damage or destruction. Premises partial Damage due to flood or earthquake shall be subject to paragraph 9.3 rather than paragraph 9.2, notwithstanding that there may be some insurance coverage, but the new proceeds of any such insurance shall be made available for the repairs if made by either Party.

9.3 Partial Damage-Uninsured Loss. If Premises Partial damage that is not an Insured Loss occurs, unless caused by a negligent or willful act of Lessee
(in which event Lessee shall make the repairs at Lessee's expense and this Lease shall continue in full force and effect), Lessor may at Lessor's option, either (I) repair such damage as soon as reasonable possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) give written notice to Lessee within thirty (30) days after receipt by Lessor of knowledge of the occurrence of such damage of Lessor's desire to terminate this Lease as of the date sixty (60) days following the date of such notice.In the event Lessor elects to give such notice of Lessor's intention to terminate this lease, Lessee shall have the right within ten (10) days after the receipt of such notice to give written notice to Lessor of Lessee's commitment to pay for the repair of such damage totally at Lessee's expense and without reimbursement form Lessor. Lessee shall provide Lessor with the required funds or satisfactory assurance thereof within thirty (30) days following such commitment from Lessee. In such event this Lease shall continue in full force and effect, and Lessor shall proceed to make such repairs as soon as reasonable possible after the requited funds are available. If Lessee does not give such notice and provide the funds or assurance thereof within the times specified above, this Lease shall terminate as of the date specified in Lessor's notice of termination.

9.4 Total Destruction. Notwithstanding any other provision hereof, if Premises total Destruction occurs (including any destruction required by any authorized public authority), this Lease shall terminate sixty (60) days following the date of such Premises total destruction, whether or not the damage or destruction is an Insured Loss or was caused by a negligent or willful act of Lessee. In the event, however, that the damage or destruction was caused by Lessee, lessor shall have the right to recover lessor's damages from Lessee except as released and waived in paragraph 9.7.

9.5 Damage Near End of Term. If at any time during the last six (6) months of the term of this Lease there is damage for which the cost to repair exceeds one month's Base Rent, whether or not an Insured Loss, Lessor may, at Lessor's option, terminate this Lease effective sixty (60) days following the date of occurrence of such damage by giving written notice to Lessee of lessor's election to do so within thirty (30) days after the date of occurrence of such damage. Provided, however, if Lessee at that time has an exercisable option to extend this Lease or to purchase the Premises, then Lessee may preserve this Lease by (a) exercising such option, and (b) providing lessor with any shortage in insurance proceeds (or adequate assurance thereof) needed to Make the repairs on or before the earlier of (I) the date which is ten (10) days after Lessee's receipt of Lessor's written notice purporting to terminate this Lease, or (ii)the day prior to the date upon which such option expires. If Lessee duly exercises such option during such period and provided Lessor with funds (or adequate assurance thereof) to cover any shortage in insurance proceeds, Lessor shall, al Lessor's expense repair such damage as soon as reasonably possible and this Lease shall continue in full force and effect. If Lessee fails to exercise such option and provide such funds or assurance during such period, then this Lease shall terminate as of the date set forth in the first sentence of this paragraph 9.5.

9.6  Abatement of Rent; Lessee's Remedies.

(a) In the event of (i) Premises Partial Damage or (ii) Hazardous Substance Condition for which Lessee is not legally responsible, the base Rent, Common Area Operating Expenses and other charges, if any, payable by Lessee hereunder for the period during which such damage or condition, its repair, remediation or restoration continues, shall be abated in proportion to the degree to which Lessee's use of the premises is impaired, but not in excess of proceeds from insurance required to be carried under Paragraph 8.3(b). Except for abatement of base Rent, Common Area Operating Expenses and other charges, if any, as aforesaid, all other obligations of Lessee hereunder shall be performed by Lessee, and Lessee shall have no claim against Lessor for any damage suffered by reason of any such damage, destruction, repair, remediation or restoration.

(b) If Lessor shall be obligated to repair or restore the Premises under the provisions of this paragraph 9 and shall not commence, in a substantial and meaningful way, the repair or restoration of the Premises with ninety (90) days after such obligation shall accrue, Lessee may, at any time prior to the commencement of such repair or restoration, give written notice to lessor and to any Lenders of which Lessee has actual notice of Lessee's election to terminate this Lease on a date not less than sixty (60) days following the giving of such notice. If Lessee gives such notice to Lessor and such Lenders and such repair or restoration is not commenced within thirty (30) days after receipt of such notice, this Lease shall terminate as of the date specified in said notice. If Lessor or a Lender commences the repair or restoration of the premises within Thirty (30) days after the receipt of such notice, this Lease shall continue in full force and effect. "Commence" as used in this paragraph 9.6 shall mean either the unconditioned authorization of the preparation of the required plans, or the beginning of the actual work on the Premises, whichever occur first.

9.7 Hazardous Substance Conditions. If a Hazardous Substance occurs, unless Lessee is legally responsible therefor (in which case Lessee shall make the investigation and remediation thereof required by Applicable Requirements and this Lease shall continue in full force and effect, but subject to Lessor's rights under Paragraph 6.2(c) and paragraph 13), Lessor may at Lessor's option either (I) investigate and remediate such Hazardous Substance Condition, if required, as soon as reasonable possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) if the estimated cost to investigate and remediate such condition exceeds twelve (12) times the then monthly Base Rent or $100,000 whichever is greater, give written notice to Lessee within thirty (30) days after receipt by Lessor of knowledge of the occurrence of such Hazardous Substance condition of Lessor's desire to terminate this Lease as of the date sixty (60) days following the date of such notice. In the event Lessor elects to give such notice of Lessor's intention to terminate this Lease, Lessee shall have the right within ten (10) days after the receipt of such notice to give written notice to Lessor of Lessee's commitment to pay for the excess cost of (a) investigation and remediation of such Hazardous Substance Condition to the extent required by Applicable Requirement, over (b) an amount equal to twelve (12) times the then monthly Base Rent or $100,000, whichever is greater. Lessee shall provide Lessor with the funds required of Lessee or satisfactory assurance thereof within thirty (30) days following said commitment by Lessee. In such event this Lease shall continue in full force and effect, and Lessor shall proceed to make such investigation and remediation as soon as reasonably possible after the required funds are available. If Lessee does not give such notice and provide the required funds or assurance thereof within the time period specified above, this Lease shall terminate as of the date specified in Lessor's notice of termination.

9.8 Termination-Advance payments. Upon termination of this Lease pursuant to this Paragraph 9, Lessor shall return to Lessee any advance payment made by Lessee to Lessor and so much of Lessee's Security Deposits as has not been, or is not then required to be, used by Lessor under the terms of this Lease.

9.9 Waiver of Statutes. Lessor and Lessee agree that the terms of this Lease shall govern the effect of any damage to or destruction of the Premises and the building with respect to the termination of this Lease and hereby waive the provisions of any present or future statute to the extent it is inconsistent herewith.

10.   Real Property Taxes.

10.1 Payment of Taxes. Lessor shall pay the Real Property Taxes, as defined in Paragraph 10.2 (a), applicable to the Industrial Center, and except as otherwise provided in Paragraph 10.3, any increases in such amounts over the Base Real Property Taxes shall be included in the calculation of Common Area Operating expenses in accordance with the provisions of paragraph 4.2.

10.2  Real Property Tax Definitions.

(a) As used herein, the term "Real Property Taxes" shall include any form of real estate tax or assessment, general, special, ordinary or extraordinary, and any license fee, commercial rental tax, improvement bond or bonds, levy or tax (other than inheritance, personal income or estate taxes) imposed upon the Industrial Center by any authority having the direct or indirect power to tax, including any city, state or federal government, or any school, agricultural, sanitary, fire, street, drainage, or other improvement district thereof, levied against any legal or equitable interest of Lessor in the Industrial Center or any portion thereof, Lessor's right to rent or other income therefrom, and/or Lessor's business of leasing the Premises. The term "Real Property Taxes" shall also include any tax, fee, levy, assessment or charge, or any increase therein, imposed by reason of events occurring, or changes in Applicable Law taking effect, during the term of this Lease, including but not limited to a change in the ownership of the Industrial Center or in the improvements thereon, the execution of this Lease, or any modification, amendment or transfer thereof, and whether or not contemplated by the Parties.

(b) As used herein, the term "Base Real Property Taxes" shall be the amount of Real Property Taxes, which are assessed against the Premises, Building or Common Areas in the calendar year during which the Lease is executed. In calculating Real Property Taxes for any calendar year, the Real Property
Taxes for any real estate tax year shall be included in the calculation of Real Property Taxes for such calendar year based upon the number of days which such calendar year and tax year have in common.

10.3 Additional Improvements. Common Area Operating Expenses shall not include Real Property Taxes specified in the tax assessor's records and work sheets as being caused by additional improvement placed upon the Industrial Center by other lessees or by Lessor for the exclusive enjoyment of such other lessees. Notwithstanding Paragraph 10.1 hereof, Lessee shall, however, pay to Lessor at the time Common Area Operating Expenses are payable under Paragraph 4.2, the entirety of any increase in Real Property Taxes if assessed solely by reason of Alterations, Trade Fixtures or Utility Installation placed upon the Premises by lessee or at Lessee's request.

10.4 Joint Assessment. If the building is not separately assessed, Real Property Taxes allocated to the Building shall be an equitable proportion of the Real Property Taxes for all of the land and improvements included within the tax parcel assessed, such proportion to be determined by Lessor from the respective valuation assigned in the assessor's work sheets or such other information as may be reasonable available. Lessor's reasonable determination thereof, in good faith, shall be conclusive.

10.5 Lessee's Property Taxes. Lessee shall pay prior to delinquency all taxes assessed against and levied upon Lessee-Owned Alterations and Utility Installations, Trade Fixtures, furnishings, equipment and all personal property of Lessee contained in the Premises or stored within the Industrial Center. When possible, Lessee shall cause its Lessee-Owned Alterations and Utility Installations, Trade Fixtures, furnishings, equipment and all other personal property to be assessed and billed separately from the real property of Lessor. If any of Lessee's said property shall be assessed with Lessor's real property, Lessee shall pay Lessor the taxes attributable to lessee's property within ten (10) days after receipt of a written statement setting forth the taxes applicable to Lessee's property.

11. Utilities. Lessee shall pay directly for all utilities and services supplied to the Premises, including but not limited to electricity, telephone, security, gas and cleaning of the Premises, together with any taxes thereon. If any such utilities or services are not separately metered to the Premises or separately billed to the Premises, Lessee shall pay to Lessor a reasonable proportion to be determined by lessor of all such charges jointly metered or billed with other premises in the Building, in the manner and within the time periods set forth in Paragraph 4.2(d).

12.   Assignment and Subletting.

12.1  Lessor's Consent Required.

(a) Lessee shall not voluntarily or by operation of law assign, transfer, mortgage or otherwise transfer or encumber (collectively, "assign") or sublet all or any part of Lessee's interest in this Lease or in the Premises without Lessor's prior written consent given under and subject to the terms of Paragraph 36.

(b) A change in the control of Lessee shall constitute assignment requiring Lessor's consent. The transfer, on a cumulative basis, of twenty-five percent (25%) or more of the voting control of Lessee shall constitute a change in control for this purpose.

(c) The Involvement of Lessee or its assets in any transaction, or series of transactions (by way of merger, sale, acquisition, financing, refinancing, transfer, leveraged buy-out or otherwise), whether or not a formal assignment or hypothecation of this Lease of Lessee's assets occurs, which results or will result in a reduction of the Net Worth of Lessee, as hereinafter defined, by an amount equal to or greater than twenty-five (25%) of such Net Worth of Lessee as it was represented to Lessor at the time of full execution and delivery of this Lease or at the time of the most recent assignment to which Lessor has consented, or as it exists immediately prior to said transaction or transactions constituting such reduction, at whichever time said Net worth of Lessee was or is greater, shall be considered an assignment of this Lease by Lessee to which Lessor may reasonable withhold its consent. "Net Worth of Lessee" for purposes of this Lease shall be the net worth of Lessee
(excluding any guarantors) established under generally accepted accounting principles consistently applied.

(d) An assignment or subletting of Lessee's interest in this Lease without Lessor's specific prior written consent shall, at Lessor's option, be a Default curable after notice per Paragraph 13.1, or a non-curable Breach, without the necessity of any notice and grace period. If Lessor elects to treat such unconsented to assignment or subletting as a non-curable Breach, Lessor shall have the right to either: (I) terminate this Lease, or (ii) upon thirty (30) days' written notice ("Lessor's Notice"), increase the monthly Base Rent for the Premises to the greater of the then fair-market rental value of the Premises, as reasonable determined by Lessor, or one hundred ten percent (110%) of the Base Rent then in effect. Pending determination of the new fair market rental value, if disputed by Lessee, Lessee shall pay the amount set forth in Lessor's Notice, with any overpayment credited against the next installments(s) of base Rent coming due, and any underpayment for the period retroactively to the effective date of the adjustment being due and payable immediately upon the determination thereof. Further, in the event of such Breach and rental adjustment, (I) the purchase price of any option to purchase the Premises held by Lessee shall be subject to similar adjustment to the then fair market value as reasonable determined by Lessor (without the Lease being considered an encumbrance or any deduction for depreciation or obsolescence, and considering the Premises at its highest and best use and in good condition) or one hundred ten percent (110%) of the price previously in effect, (ii) any index-oriented rental or price adjustment formulas contained in this Lease shall be adjusted to require that the base index be determined with reference to the index applicable to the time of such adjustment, and
(iii) any fixed rental adjustments scheduled during the remainder of the Lease term shall be increased in the same ratio as the new rental bears to the Base Rent in effect immediately prior to the adjustment specified in Lessor's Notice.

(e) Lessee's remedy for any breach of this Paragraph 12.1 by Lessor shall be limited to compensatory damages and/or injunctive relief.

12.2 Terms and Conditions Applicable to Assignment and Subletting.

(a) Regardless of Lessor's consent any assignment or subletting shall not (I) be effective without the express written assumption by such assignee or sublessee of the obligations of Lessee under this Lease, (ii) release Lessee of any obligations hereunder, nor (iii) alter the primary liability of Lessee for the payment of Base Rent and other sums due Lessor hereunder or for the performance of any other obligations to be performed by Lessee under this Lease.

(b) Lessor may accept any rent or performance of Lessee's obligations from any person other than Lessee pending approval of disapproval of an assignment. Neither a delay in the approval or disapproval of such assignment nor the acceptance of any rent for performance shall constitute a waiver or estoppel of Lessor's right to exercise its remedies for the Default or Breach by Lessee of any of the terms, covenants or conditions of this lease.

(c) The consent of Lessor to any assignment or subletting shall not constitute a consent to any subsequent assignment or subletting by Lessee or to any subsequent or successive assignment or subletting by the assignee or sublessee. However, Lessor may consent to subsequent sublettings an assignments of the sublease or any amendments or modifications thereto without notifying Lessee or anyone else liable under this Lease or the sublease and without obtaining their consent, and such action shall not relieve such persons from liability under this Lease or the sublease.

(d) In the event of any Default or Breach or Lessee's obligation under this Lease, Lessor may proceed directly against Lessee, any Guarantors or anyone else responsible for the performance of the Lessee's obligations under this Lease, including any sublessee, without first exhausting Lessor's remedies against any other person or entity responsible therefor to lessor, or any security held by Lessor.

(e) Each request for consent to an assignment or subletting shall be in writing, accompanied by information relevant to Lessor's determination as to the financial and operational responsibility and appropriateness of the proposed assignee or sublessee, including but not limited to the intended use and/or required modification of the Premises, if any, together with a non-refundable deposit of $1,000 or ten percent (10%) of the monthly Base Rent applicable to the portion of the Premises which is the subject of the proposed assignment or sublease, whichever is greater, as reasonable consideration for Lessor's considering and processing the request for consent. Lessee agrees to provide Lessor with such other or additional information and/or documentation as may be reasonably requested by Lessor.

(f) Any assignee of, or sublessee under, this Lease shall, by reason of accepting such assignment or entering into such sublease, be deemed, for the benefit, of Lessor, to have assumed and agreed to conform and comply with each and every term, covenant, condition and obligation herein to be observed or performed by Lessee during the term of said assignment or sublease, other than such obligations as are contrary to or inconsistent with provisions of an assignment or sublease to which Lessor has specifically consented in writing.

(g) The occurrence of a transaction described in Paragraph 12.2(c) shall give Lessor the right (but not the obligation) to require that the Security Deposit be increased by an amount equal to six (6) times the then monthly Base Rent, and Lessor may make the actual receipt by Lessor of the Security deposit Increase a condition to Lessor'' consent to such transaction.

(h)Lessor, as a condition to giving its consent to any assignment or subletting, may require that the amount and adjustment schedule of the rent payable under this Lease b adjusted to what is then the market value and/or adjustment schedule for property similar to the Premises as then constituted, as determined by Lessor.

12.3 Additional Terms and Conditions Applicable to Subletting. The following terms and conditions shall apply to any subletting by Lessee of all or any part of the Premises and shall be deemed included in all subleases under this Lease whether or not expressly incorporated therein:

(a) Lessee hereby assigns and transfers to Lessor all of Lessee's interest in all rentals and income arising from any sublease of all or a portion of the Premises heretofore or hereafter made by Lessee, and Lessor may collect such rent and income and apply same toward Lessee's obligations under this Lease; provided, however, that until a Breach (as defined in Paragraph 13.1) shall occur in the performance of Lessee's obligations under this Lease, Lessee may, except as otherwise provided in this Lease, receive, collect and enjoy the rents accruing under such sublease. Lessor shall not, by reason of the foregoing provision or any other assignment of such sublease to Lessor, nor by reason of the collection of the rents from a sublessee, be deemed liable to the sublessee for any failure of Lessee to perform and comply with any of Lessee's obligations to such sublessee under such Sublease. Lessee hereby irrevocable authorizes and directs any such sublessee, upon receipt of a written notice from Lessor stating that a Breach exists in the performance of Lessee's obligations under this Lease, to pay to Lessor the rents and other charges due and to become due under the sublease. Sublessee shall rely upon any such statement and request from Lessor and shall pay such rents and other charges to Lessor without any obligation or right to inquire as to whether such Breach exists and notwithstanding any notice from or claim from Lessee to the contrary. Lessee shall have no right or claim against such sublessee, or, until the Breach has been cured, against Lessor, for any such rents and other charges so paid by said sublessee to Lessor.

(b) In the event of a Breach by Lessee in the performance of its obligations under this Lease, Lessor, at its option and without any obligation to do so, may require any sublessee to attorn to Lessor, in which event Lessor shall undertake the obligations of the sublessor under such sublease from the time of the exercise of said option to the expiration of such sublease; provided, however, Lessor shall not be liable for any prepaid rents or security deposit paid by such sublessee to such sublessor or for any other prior defaults or breaches of such sublessor under such sublease.

(c)Any matter or thing requiring the consent of the sublessor under a sublease shall also require the consent of Lessor herein.

(d) No sublessee under a sublease approved by Lessor shall further assign or sublet all or any part of the Premises without Lessor's prior written consent.

(e) Lessor shall deliver a copy of any notice of Default of Breach by Lessee to the sublessee, who shall have the right to cure the Default of Lessee within the grace period, if any, specified in such notice. The sublessee shall have a right of reimbursement and offset from and against Lessee for any such Defaults cured by the sublessee.

13.  Default; Breach; Remedies.

13.1 Default; Breach.Lessor and Lessee agree that if an attorney is consulted by Lessor in connection with a Lessee default or Breach (as hereinafter defined), $350.00 is a reasonable minimum sum per such occurrence for legal services and costs in the preparation and service of a notice of Default, and that Lessor may include the cost of such services and costs in said notice as rent due and payable to cure said default. A "Default" by Lessee is defined as a failure by Lessee to observe, comply with or perform any of the terms, covenants, conditions or rules applicable to Lessee under this Lease. A "Breach" by Lessee is defined as the occurrence of anyone or more of the following Defaults, and, where a grace period for cure after notice is specified herein, the failure by Lessee to cure such Default prior to the expiration of the applicable grace period, and shall entitle Lessor to pursue the remedies set forth in Paragraphs 13.2 and/or 13.3:

(a) the vacating of the Premises without the intention to reoccupy same, or the abandonment of the Premises.

(b) Except as expressly otherwise provided in this Lease, the failure by Lessee to make any payment of Base Rent, Lessee's Share of Common Area Operating Expenses, or any other monetary payment required to be made by Lessee hereunder as and when due, the failure by Lessee to provide Lessor with Operating Expenses, or any other monetary payment required to be made by Lessee hereunder as and when due, the failure by Lessee to provide Lessor with reasonable evidence of insurance or surety bond required under this Lease, or the failure of Lessee to fulfill any obligation under this Lease which endangers or threatens life or property, where such failure continues for a period of three (3) days following written notice thereof by or on behalf of Lessor to Lessee.

(c) Except as expressly otherwise provided in this Lease, the failure by Lessee to provide Lessor with reasonable written evidence (in duly executed original form, if applicable) of (I) compliance with Applicable Requirements per Paragraph 6.3 (ii) the inspection, maintenance and service contracts required under Paragraph 7.1 (b), (iii) the rescission of an unauthorized assignment or subletting per paragraph 12.1 (iv) a Tenancy Statements per paragraphs 16 or 37, (v) the subordination or non-subordination of this Lease per paragraph 30,
(vi) the guaranty of the performance of Lessee's obligation under this Lease if required under Paragraphs 1.1. and 37, (vii) the execution of any document requested under paragraph 42 (easements), or (viii) any other documentation or information which Lessor may reasonable require of lessee under the terms of this lease, where any such failure continues for a period of ten (10) days following written notice by or on behalf of Lessor to Lessee.

(d) A Default by Lessee as to the terms, covenants, conditions or provisions of this Lease, or of the rules adopted under Paragraph 40 hereof that are to be observed, complied with or performed by Lessee, other than those described in Subparagraphs 13.1(a), (b) or (c), above, where such Default continues for a period of thirty (30) days are reasonably required for its cure, then it shall not be deemed to be a Breach of this Lease by Lessee if Lessee commences such cure within said thirty (30) day period and thereafter diligently prosecutes such cure to completion.

(e) The occurrence of any of the following events: (I) the making by Lessee of any general arrangement or assignment for the benefit of creditors; (ii) Lessee's becoming a "debtor" as defined in 11 U.S. Code Section 101 or any successor statute thereto (unless, in the case of a petition filed against Lessee, the same is dismissed within sixty (60) days); (iii) the appointment of a trustee or receiver to take possession of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where such seizure is not discharged within thirty (30) days; provided, however in the event that any provision of this Subparagraph 13.1(e) is contrary to any applicable law, such provision shall be of no force or effect, and shall not affect the validity of the remaining provisions.

(f) The discovery by Lessor that any financial statement of Lessee or of any Guarantor, given to Lessor by Lessee or any Guarantor, was materially false.

(g) If the performance of Lessee's obligations under this Lease is guaranteed:
(i) the death of a Guarantor, (ii) the termination of a Guarantor's liability with respect to this Lease other than in accordance with the terms of such guaranty, (iii) a Guarantor's becoming insolvent or the subject of a bankruptcy filing, (iv) a Guarantor's refusal to honor the Guarantor's refusal to honor the guaranty, or (v) a Guarantor's breach of its guaranty obligation on an anticipatory breach basis, and Lessee's failure, within sixty (60) days following written notice by or on behalf of Lessor to Lessee of any such event, to provide Lessor with written alternative assurances of security, which, when coupled with the then existing resources of Lessee and the Guarantors that existed at the time of execution of this Lease.

13.2 Remedies. If Lessee fails to perform any affirmative duty or obligation of Lessee under this Lease, within ten (10) days after written notice to Lessee (or in case of an emergency, without notice), Lessor may at its option (but without obligation to do so), perform such duty or obligation on Lessee's behalf, including but not limited to the obtaining of reasonably required bonds, insurance policies, or governmental licenses, permits or approvals. The costs and expenses of any such performance by Lessor shall be due and payable by Lessee to Lessor upon invoice therefor. If any check given to Lessor by Lessee shall not be honored by the bank upon which it is drawn, Lessor, at its own option, may require all future payments to be made under this Lease by Lessee to be made only by cashier's check. In the event of a Breach of this Lease by Lessee (as defined in Paragraph 13.1), with or without further notice or demand, and without limiting Lessor in the exercise of any right or remedy which Lessor may have by reason of such Breach, Lessor may:

(a) Terminate Lessee's right to possession of the Premises by any lawful means, in which case this Lease and the term hereof shall terminate and Lessee shall immediately surrender possession of the Premises to Lessor. In such event Lessor shall be entitled to recover from Lessee: (i) the worth at the time of the award of the unpaid rent which had been earned at the time of termination; (ii) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that the Lessee proves could have been reasonably avoided; and (iv) any other amount necessary to compensate Lessor for all the detriment proximately caused by the Lessee's failure to perform its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom, including but not limited to the cost of recovering possession of the Premises, expenses of re-letting, including necessary renovation and alteration of the Premises, reasonable attorney's fees, and that portion of any leasing commission paid by Lessor in connection with this Lease applicable to the un-expired term or this Lease. The worth at the time of award of the amount referred to in provision (iii) of the immediately preceding sentence shall be computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco of the Federal Reserve Bank District in which the Premises are located at the time of award plus one percent (1%) . Efforts by Lessor to mitigate damages caused by Lessee's Default or Breach of this Lease shall not waive Lessor's right to recover damages under this Paragraph 13.2. If termination of this Lease is obtained through the provisional remedy of unlawful detainer, Lessor shall have the right to recover in such proceeding the unpaid rent and damages as are recoverable therein, or Lessor may reserve the right to recover all or any part thereof in a separate suit for such rent and/or damages. If a notice and grace period required under Subparagraph 13.1(b),(c) or (d) was not previously given, a notice to pay rent or quit, or to perform or quit, as the case may be, given to Lessee under any statute authorizing the forfeiture of leases for unlawful detainer shall also constitute the applicable notice for grace period purposes required by Subparagraph 13.1(b)(c) or (d). In such case, the applicable grace period under the unlawful detainer statue shall run concurrently after the one such statutory notice, and the failure of Lessee to cure the default within the greater of the two (2) such grace periods shall constitute both an unlawful detainer and a Breach of this Lease entitling Lessor to the remedies provided for in this Lease and/or said statute.

(b) Continue the Lease and Lessee's right to possession in effect (in California under California Civil Code Section 1951.4) after Lessee's Breach and recover the rent as it becomes due, provided Lessee ahs the right to sublet or assign, subject only to reasonable limitations. Lessor and Lessee agree that the limitations on assignment and subletting in this Lease are seasonable.Acts of maintenance or preservation, efforts to re-let the Premises, or the appoint-ment or a receiver to protect the Lessor's interest under this Lease, shall not constitute a termination of the Lessee's right to possession.

(c) Pursue any other remedy now or hereafter available to Lessor under the laws or judicial decisions of the state wherein the Premises are located.

(d) The expiration or termination of this Lessee's right to possession shall not relieve Lessee from liability under any indemnity provisions of this Lease as to matters occurring or accruing during the term hereof or by reason of Lessee's occupancy of the Premises.

13.3 Inducement Recapture In Event of Breach. Any agreement by Lessor for free or abated rent or other charges applicable to the Premises, or for the giving or paying by Lessor to or for Lessee of any cash or other bonus, inducement or consideration for Lessee's entering into this Lease, all of which concessions are hereinafter referred to as "Inducement Provisions" shall be deemed conditioned upon Lessee's full and faithful performance of all the terms, covenants and conditions of this Lease to be performed or observed by Lessee during the term hereof as the same may be extended. Upon the occurrence of a Breach (as defined in Paragraph 13.1) of this Lease by Lessee, any such Inducement Provision shall automatically be deemed deleted from this Lease and of no further force or effect, and any rent, other charge, bonus, inducement or consideration therefore abated, given or paid by Lessor under an Inducement Provision shall be immediately due and payable by Lessee to Lessor, and recoverable by Lessor, as additional rent due under this Lease, notwithstanding any subsequent cure of said Breach by Lessee. The acceptance by Lessor of rent or the cure of the Breach which initiated the operation of this paragraph 13.3 shall not be deemed a waiver by Lessor of the provisions of this paragraph 13.3 unless specifically so stated in writing by Lessor at the time of such acceptance.

13.4 Late Charges. Lessee hereby acknowledges that late payment by Lessee to Lessor or rent and other sums due hereunder will cause Lessor to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges, and late charges which may be imposed upon Lessor by the terms of any ground lease, mortgage or deed of trust covering the Premises. Accordingly, if any installment of rent or other sum due from Lessees shall not be received by Lessor or Lessor's designee within ten (10) days after such amount shall be due, then, without any requirement for notice to Lessee, Lessee shall pay to Lessor a late charge equal to six percent (6%) of such overdue amount. The parties hereby agree that such late charge represents a fair and reasonable estimate of the costs Lessor will incur by reason of late payment by Lessee. Acceptance of such late charge by Lessor shall in no event constitute a waiver of Lessee's Default or Breach with respect to such overdue amount, nor prevent Lessor from exercising any of the other rights and remedies granted hereunder. In the event that a late charge is payable hereunder, whether or not collected, for three (3) consecutive installments of Base Rent, then notwithstanding paragraph 4.1 or any other provision of this Lease to the contrary, Base Rent shall, at Lessor's option, become due and payable quarterly in advance.

13.5 Breach by Lessor. Lessor shall not be deemed in breach of this Lease unless Lessor fails within a reasonable time to perform an obligation required to be performed by Lessor. For purposes of this Paragraph 13.5, a reasonable time shall in no event be3 less than thirty (30) days after receipt by Lessor, and by any Lender(s) whose name and address shall have been furnished to Lessee in writing for such purpose, of written notice specifying wherein such obligation of Lessor has not been performed; provided, however, that if the nature of Lessor's obligation is such that more than thirty (30) days after such notice are reasonably required for its performance, then Lessor shall not be in breach of this Lease if performance is commenced within such thirty (30) day period and thereafter diligently pursued to completion.

14. Condemnation. If the Premises or any portion thereof are taken under the power of eminent domain or sold under the threat of the exercise of said power (all of which are herein called "condemnation"), this Lease shall terminate as to the part so taken as of the date the condemning authority take title or possession, whichever first occurs. If more than ten percent (10%) of the floor area of the Premises, or more than twenty-fine percent (25%) of the portion of the Common Areas designated for Lessee's parking, is taken by condemnation, Lessee may, at Lessee's option, to be exercised in writing within the (10) days after Lessor shall have give Lessee written notice of such taking (or in the absence of such notice, within ten (10) days after the condemning authority shall have take possession) terminate this Lease as of the date the condemning authority takes such possession. If Lessee does not terminate this Lease in accordance with the foregoing, this Lease shall remain in full force an de3ffect as to the portion of the Premises remaining, except that the Base Rent shall be reduced in the same proportion as the rentable floor area of the Premises taken bears to the total rentable floor area of the Premises. No reduction of Base Rent shall occur if the condemnation does not apply to any portion of the Premises.
Any award for the taking of all or any part of the Premises under the power of eminent domain or any payment made under threat of the exercise of such poser shall be the property of Lessor, whether such award shall be make as compensation for diminution of value of the leasehold or for the taking of the fee, or as severance damages; provided, however, that Lessee shall be entitled to any compensation, separately awarded to Lessee for Lessee's relocation expenses and/or loss of Lessee's Trade Fixtures. In the event that this Lease is not terminated by reason of such condemnation, Lessor shall to the extend of its net severance damages received, over and above Lessee's Share of the legal and other expenses incurred by Lessor in the condemnation matter, repair any damage to the Premises caused by such condemnation authority. Lessee shall be responsible for the payment of any amount in excess of such net severance damages required to complete such repair.

15. Brokers' Fees.

15.1 Procuring Cause. The Broker(s) named in Paragraph 1.10 is/are the procuring cause of this Lease.

15.2 Additional Terms. Unless Lessor and Broker(s) have otherwise agreed in writing, Lessor agrees that: (a) if Lessee exercises any Option (as defined in Paragraph 39.1) granted under this Lease or any Option subsequently granted, or (b) if Lessee acquires any rights to the Premises or other premises in which Lessor has an interest, or (c) if Lessee remains in possession of the Premises with the consent of Lessor after the expiration of the term o9f this Lease after having failed to exercise an Option, or (d) if said Brokers are the procuring cause of any other lease or sale entered into between the Parties pertaining to the Premises and/or any adjacent property in which Lessor has an interest, or (e) if Base Rent is increased, whether by agreement or operation of an escalation clause herein, then as to any of said transactions, Lessor shall pay said Broker(s) a fee in accordance with the schedule of said Broker(s) in effect at the time of the execution of this Lease.

15.3 Assumption of Obligations. Any buyer or transferee of Lessor's interest in this Lease, whether such transfer is by agreement or by operation of law, shall be deemed to have assumed Lessor's obligation under this Paragraph 15. Each Broker shall be an intended third party beneficiary of the provisions of Paragraph 1.10 and of this Paragraph 15 to the extent of its interest I any commission arising from this Lease and may enforce that right directly against Lessor and its successors.

15.4 Representations and Warranties. Lessee and Lessor each represent and warrant to the other that it has had no dealings wit any person, firm, broker or finder other than as named in Paragraph 1.10(a) in connection with the negotiation of this Lease and/or the consummation of the transaction contemplated hereby, and that no broker or other person, firm, or entity other than said named Broker(s) is entitled to any commission of finders fee in connection with said transaction. Lessee and Lessor do each hereby agree to indemnify, protect, defend and hold the other harmless from and against liability for compensation or charges which may be claimed by any such unnamed broker, finder or other similar party by reason of any dealings or actions of the indemnifying Party, including any costs, expenses, and/or attorneys' fees reasonably incurred with respect thereto.

16. Tenancy and Financial Statements.

16.1 Tenancy Statement.  Each Party (as "Responding Party") shall within ten
(10) days after written notice from the other Party (the "Requesting Party") execute, acknowledge and deliver to the Requesting Party a statement in writing in a form similar to the then most current "Tenancy Statement" form published by the American Industrial Real Estate Association, plus such additional information, confirmation and/or statements as may be reasonably requested by the Requesting Party.

16.2 Financial Statement. If Lessor desires to finance, refinance, or sell the Premises or the Building, or any part thereof, Lessee and all Guarantors shall deliver to any potential lender or purchaser designated by Lessor such financial statements of Lessee and such Guarantors as may be reasonably required by such lender or purchaser, including by not limited to Lessee's financial statements for the past three (3) years. All such financial statements shall be received by Lessor and such lender of purchaser in confidence and shall be used only for the purposes herein set forth. **

17. Lessor's Liability. The term "Lessor" as used herein shall mean the owner or owners at the time in question of the fee title to the Premises. In the even of a transfer of Lessor's title or interest in the Premises or in this Lease, Lessor shall deliver to the transferee or assignee (in cash or by credit) any unused Security Deposit held by Lessor at the time of such transfer or assignment. Except as provided in Paragraph 15.3, upon such transfer or assignment and delivery of the Security Deposit, as aforesaid, the prior Lessor shall be relieved of all Liability with respect to the obligations and/or covenants under this Lease thereafter to be performed by the Lessor. Subject to the foregoing, the obligations and/or covenants in the Lease to be performed by the Lessor shall be binding only upon the Lessor as herein above defined.

18.Severability. The invalidity of any provision of this Lease, as determined by a court of competent jurisdiction, shall in no way affect the validity of any other provision hereof.

19.Interest on Past-Due Obligation. Any monetary payment due Lessor hereunder, other than late charges, not received by Lessor within ten (10) days following the date on which it was due, shall bear interest from the date due at the prime rate charged by the largest stated chartered bank in the state in which the Premises are located pus four percent (4%) per annum, but not exceeding the maximum rate allowed by law, in addition to the potential late charge provided for in Paragraph 13.4.

20. Time of Essence. Time is of the essence with respect t the performance of all obligations to be performed or observed by the Parties under this Lease.

21. Rent Defined. All monetary obligations of Lessee to Lessor under the terms of this Lease are deemed to be rent.

22. No Prior or other Agreements; Broker Disclaimer. This Lease contains all agreements between the Parties with respect to any matter mentioned herein, and no other prior or contemporaneous agreement or understanding shall be effective. Lessor and Lessee each represents and warrants to the Brokers that it has made, and is relying solely upon, its own investigation as to the nature, quality, character and financial responsibility of the other Party to this Lease and as to the nature, quality and character of the Premises. Brokers have no responsibility with respect to any default or breach hereof by either Party. Each Broker shall be an intended third party beneficiary of the provisions of this Paragraph 22.

23. Notices.

23.1 Notice Requirements. All notices required or permitted by this Lease shall by in writing and may be delivered in person (by hand or by messenger or courier service) or may be sent by regular, certified or registered mail or U.S. Postal Service Express Mail, with postage prepaid, or by facsimile transmission during normal business hours, and shall be deemed sufficiently given if served in a manner specified in the Paragraph 23. The addresses noted adjacent to a Party's signature on this Lease shall be that Party's address for delivery or mailing of notice purposes. Either Party maybe written notice to the other specify a different address for notice purposes, except that upon Lessee's taking possession of the Premises, the Premises shall constitute Lessee's address for the purple of mailing or delivering notices to Lessee. A copy of all notices required or permitted to be given to Lessor hereunder shall be concurrently transmitted to such party or parties at such addresses as Lessor may from time to time hereafter designate by written notice to Lessee.

23.2 Date of Notice. Any notice sent by registered or certified mail, return receipt requested, shall be deemed given on the date of delivery shown on the receipt card, or if no delivery date is shown, the postmark thereon. If sent by regular mail, the notice shall be deemed given forty-eight (48) hours after the same is addressed as required herein and mailed with postage prepaid. Noticed delivered by United States Express Mail or overnight courier that guarantees next day delivery shall be deemed given twenty-four
(24) hours after delivery of the same to the United States Postal Service or courier. If any notice is transmitted by facsimile transmission or similar means, the same shall be deemed delivered upon telephone or facsimile confirmation or receipt of the transmission thereof, provided a copy is also delivered via delivery or mail. If notice is received on a Saturday or Sunday or a legal holiday, it shall be deemed received on the next business day.

24. Waivers. No waiver by Lessor of the Default or Breach of any term, covenant or condition hereof by Lessee, shall be deemed a waiver of any other term, covenant or condition hereof, or of any subsequent Default o Breach by Lessee of the same or any other term, covenant or condition hereof. Lessor's consent to, or approval of, any such act shall not be deemed to render unnecessary the obtaining of Lessor's consent to, or approval of, any subsequent or similar act by Lessee, or be construed as the basis of an estoppel to enforce the provision or provisions of this Lease requiring such consent. Regardless of Lessor's knowledge of a Default of Breach at the time of accepting rent, the acceptance of rent by Lessor shall not be a waiver of any Default or Breach by Lessee of any provision hereof. Any payment given Lessor by Lessee may be accepted by Lessor on account of moneys or damages due Lessor, notwithstanding any qualifying statements or conditions made by Lessee in connection therewith, which such statements and/ or conditions shall be of no force or effect whatsoever unless specifically agreed to in writing by Lessor at or before the time of deposit of such payment.

25. Recording. Either Lessor or Lessee shall, upon request of the other, execute, acknowledge and deliver to the other a short form memorandum of this Lease for recording purposes. The Party requesting recordation shall be responsible for payment of any fees or taxes applicable thereto.

26. No Right to Holdover. Lessee has no right to retain possession of the Premises or any part thereof beyond the expiration or earlier termination of this Lease. In the even that Lessee hold over in violation of this Paragraph 26 then the Base Rent payable from and after the time of the expiration or earlier termination of this Lease shall be increased to two hundred percent (200%) of the Base Rent applicable during the month immediately preceding such expiration or earlier termination. Nothing contained herein shall be construed as a consent by the Lessor to any holding over by Lessee.

27. Cumulative Remedies. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

28. Covenants and Conditions. All provisions of this Lease to be observed or preformed by Lessee are both covenants and conditions.

29. Binding Effect; Choice of Law. This Lease shall be binding upon the Parties, their personal representatives, successors and assigns and be governed by the laws of the State in which the Premises are located. Any litigation between the Parties hereto concerning this Lease shall be initiated in the country in which the Premises are located.

30. Subordination; Attornment; Non-Disturbance.

30.1 Subordination. This Lease and any Option granted hereby shall be subject and subordinate to any ground lease, mortgage, deed of trust, or other hypothecation or security device (collectively, "Security Device"), now or hereafter place by Lessor upon the real property of which the Premises are a part, to any and all advances made on the security thereof, and to all renewals, modifications, consolidations, replacements and extensions thereof. Lessee agrees that the Lenders holding any such Security Device shall have no duty, liability or obligation to perform any of the obligations of Lessor under this Lease, but that in the event of Lessor's default pursuant to Paragraph 13.5. If any Lender shall elect to have this Lease and/or any Option shall be deemed prior to such Security Device, notwithstanding the relative dates of the documentation or recordation thereof.

30.2 Attornment. Subject to the non-disturbance provisions of Paragraph 30.3, Lessee agrees to attorn to a Lender or any other party who acquire ownership of the Premises by reason of a foreclosure of a Security Device, and that in the event of such foreclosure, such new owner shall not: (i) be liable for any act or omission of any prior lessor or with respect to events occurring prior to acquisition of ownership, (ii) be subject to any offsets of defenses which Lessee might have against any prior lessor, or (iii) be bound by prepayment of more than one month's rent.

30.3 Non-Disturbance. With respect to Security Devices entered into by Lessor after the execution of this lease, Lessee's subordination of this Lease shall be subject to receiving assurance (a "non-disturbance agreement") from the Lender that Lessee's possession and this Lease, including any options to extend the term hereof, will not be disturbed so long as Lessee is not in Breach hereof and attorns to the record owner of the Premises.

30.4 Self-Executing. The agreements contained in this Paragraph 30 shall be effective without the execution of any further documents; provided, however, that upon written request from Lessor or a Lender in connection with a sale, financing or refinancing or Premises, Lessee and lessor shall execute such further writings as may be reasonably required to separately document any such subordination or non-subordination, attornment and/or non-disturbance agreement as is provided herein.

31. Attorney's Fees. If any Party or Broker brings an action or proceeding to enforce the terms hereof or declare rights hereunder, the Prevailing Party
(as hereafter defined) in any such proceeding, action, or appeal thereon, shall be entitled to reasonable attorneys' fees. Such fees may be awarded in the same suit or recovered in a separate suit, whether or not such action or proceeding is pursued to decision or judgment. The term "Prevailing Party" shall include, without limitation, a Party or Broker who substantially obtains or defeats the relief sought, as the case may be, whether by compromise, settlement, judgment, or the abandonment by the other Party or Broker of its claim or defense. The attorneys' fee award shall not be computed in accordance with any court fee schedule, but shall be such as to fully reimburse all attorneys' fees reasonably incurred. Lessor shall be entitled to attorneys' fees, costs and expenses incurred in preparation and service of notices of Default and consultations in connection therewithin, whether or not a legal action is subsequently commenced in connection with such Default or resulting Breach. Broker(s) shall be intended third party beneficiaries of this Paragraph 31.

32. Lessor's Access; Showing Premises; Repairs. Lessor and Lessor's agents shall have the right to enter the Premises at any time, in the case of an emergency, and otherwise at reasonable times for the purpose of showing the same to prospective purchasers, lenders, or lessees, and making such alterations, repairs, improvements or additions to the Premises or to the Building, as Lessor may reasonably deem necessary. Lessor may at any time place on or about the Premises or Building any ordinary "For Sale" signs and Lessor may at any time during the last one hundred eighty (180) days of the term hereof place on or about the Premises any ordinary "For Lease" signs. All such activities of Lessor shall be without abatement or rent or liability to Lessee.

33. Auctions. Lessee shall not conduct, not permit to be conducted, either voluntarily or involuntarily, any auction upon the Premises without first having obtained Lessor's prior written consent. Notwithstanding anything to the contrary in this Lease, Lessor shall not be obligated to exercise any standard of reasonableness in determining whether to grant such consent.

34. Signs. Lessee shall not place any sing upon the exterior of the Premises or the Building, except that Lessee may, with Lessor's prior written consent, install (but not on the roof) such signs as are reasonably required to advertise Lessee's own business so long as such signs are in a location designated by Lessor and comply with Applicable Requirements and the signage criteria established for the Industrial Center by Lessor. The installation of any such sign on the Premises by or for Lessee shall be subject to the provisions of Paragraph 7 (Maintenance, Repairs, Utility Installations, Trade Fixtures and Alterations). Unless otherwise expressly agreed herein, Lessor reserves all rights to the use of the roof of the Building, and the right to install advertising signs on the Building, including the roof, which do not unreasonably interfere with the conduct of the Lessee's business; Lessor shall be entitled to all revenues from such advertising signs.

35. Termination; Merger. Unless specifically stated otherwise in writing by Lessor, the voluntary or other surrender of this Lease by Lessee, the mutual termination or cancellation hereof, or a termination hereof by Lessor for Breach by Lessee, shall automatically terminate any sublease or lesser estate in the Premises; provided, however, Lessor shall, in the even of any such surrender, termination or cancellation, have the option to continue any one or all of existing subtenancies. Lessor's failure within ten (10) days following such event to make a written election to the contrary by written notice to the holder of any such lesser interests, shall constitute Lessor's election to have such event constitute the termination of such interest.

36. Consents

(a) Excerpt for Paragraph 33 hereof (Auctions) or as otherwise provided herein, wherever in this Lease the consent of a Party is required to an act by or for the other Party, such consent shall not be unreasonably withheld or delayed. Lessor's actual reasonable costs and expenses (including but not limited to architects', attorneys', engineers', and other consultants' fees) incurred in the consideration of, or response to , a request by Lessee for any Lessor consent pertaining to this Lease or the Premises, including but not limited to consents to an assignment a subletting or the presence or use of a Hazardous Substance, shall be paid by Lessee to Lessor upon receipt of an invoice supporting documentation thereof. In addition to the deposit described in Paragraph 12.2(e), Lessor may, as a condition to considering any such request by Lessee, require that Lessee deposit with Lessor an amount of money (in addition to the Security Deposit held under Paragraph 5) reasonably calculated by Lessor to represent the cost Lessor will incur in considering and responding to Lessee's request. Any unused portion of said deposit shall by refunded to Lessee without interest. Lessor's consent to any act, assignment of this Lease or subletting of the Premises by Lessee shall not constitute an acknowledgement that no Default or Breach by Lessee of this Lease exists, nor shall such consent be deemed a waiver of any then existing Default or Breach, except as may be otherwise specifically stated in writing by Lessor at the time of such consent.

(b)All conditions to Lessor's consent authorized by this Lease are acknowledged by Lessee as being reasonable. The failure to specify herein any particular condition to Lessor's consent shall not preclude the impositions by lessor at the time of consent of such further or other conditions as are then reasonable with reference to the particular matter for which consent is being given.

37. Guarantor.

37.2 Additional Obligations of Guarantor: It shall constitute a Default of the Lessee under this Lease if any such Guarantor fails or refuses, upon reasonable request by Lessor to five: (a) evidence of the due execution of the guaranty called for by this Lease, including the authority of the Guarantor (and of the party signing on Guarantor's behalf) to obligate such Guarantor on said guaranty, and resolution of its board of directors authorizing the making of such guaranty, together with a certificate of incumbency showing the signatures of the persons authorized to sign on its behalf, (b) current financial statements of Guarantor as may from time to time be requested by Lessor, (c) a Tenancy statement, of (d) written confirmation that the guaranty is still in effect.

38. Quiet Possession. Upon payment by Lessee of the rent for the Premises and the performance of all of the covenants, conditions and provisions on Lessee's part to be observed and performed under this Lease, Lessee shall have quiet possession of the Premises for the entire term hereof subject to all of the provisions of this Lease.

39.  Options.

39.1 Definition. As used in this Lease, the word "Option" has the following meaning: (a) the right to extend the term of this Lease or to renew this Lease of the extend or renew any lease the Lessee has on other property of Lessor; (b) the right of first refusal to lease the Premise, or the right of first offer to lease the Premises, or the right of first refusal to lease other property of Lessor, or the right of first offer to lease other property of Lessor; (c) the right to purchase the Premises, or the right of first refusal to purchase the Premises, or the right of first offer to purchase the Premises, or the right of first offer to purchase the Premises, or the right to purchase other property of Lessor, or the right of first refusal to purchase other property of Lessor, or the right of first offer to purchase other property of Lessor.

39.2 Options Personal to Original Lessee. Each Option granted to Lessee in this Lease is personal to the original Lessee named in Paragraph 1.1 hereof, and cannot be voluntarily or involuntarily assigned or exercised by any person or entity other than said original Lessee while the original Lessee is in full and actual possession of the Premises and without the intention of thereafter assigning of subletting. The Options, if any, herein granted to Lessee are not assignable, either as a part of an assignment of this Lease or separately or apart therefrom, and no Option may be separated from this Lease in any manner, by reservation or otherwise.

39.3 Multiple Options. In the event that Lessee has any multiple Options to extend or renew this Lease, a later option cannot be exercised unless the prior Options to extend or renew this Lease have been validly exercised.

39.4 Effect of Default on Options.

(a) Lessee shall have no right to exercise on Option, notwithstanding any provisions in the grant of Option to the contrary: (i) during the period of commencing with the giving of any notice of Default under Paragraph 13.1 and continuing until the noticed Default is cured, or (ii) during the period of time any monetary obligation due Lessor from Lessee is unpaid (without regard to whether notice thereof is given Lessee), or (iii) during the time Lessee is in Breach of this Lease, or (iv) in the event that Lessor has given to Lessee three (3) or more notices of separate Defaults under Paragraph 13.1 during the twelve(12) month period immediately preceding the exercise of the option, whether or not the Defaults are cured.

(b) The period of time within which an Option may be exercise shall not be extended or enlarged by reason of Lessee's inability to exercise on Option because of the provisions of Paragraph 39.4(a)

(c) All rights of Lessee under the provisions of an Option shall terminate and be of no further force of effect, notwithstanding Lessee's due and timely exercise of the Option, if, after such exercise and during the term of this Lease, (i) Lessee fails to pay to Lessor a monetary obligation of Lessee for a period of thirty (30) days after such obligation becomes due (without any necessity of Lessor to give notice thereof to Lessee), or (ii) Lessor give to Lessee three (3) or more notices of separate Defaults under Paragraph 13.1 during any twelve (12) month period immediately preceding the exercise of the Option, whether or not the Defaults are cured, or (iii) if Lessee commits a Breach of this Lease.

40. Rules and Regulations. Lessee agrees that it will abide by, and keep and observe all reasonable rule and regulations ("Rules and Regulations") which Lessor may make from time to time for the management, safety, care, and cleanliness of the grounds, the parking and unloading of vehicles and the preservation of good order, as well as for the convenience of other occupants or tenants of the Building and the Industrial Center and their invitees.

41. Security Measures. Lessee hereby acknowledges that the rental payable to Lessor hereunder does not include the cost of guard service or other security measures, and that Lessor shall have no obligation whatsoever to provide same. Lessee assumes all responsibility for the protection of the Premises, Lessee, its agents and invitees and their property from the acts of third parties.

42. Reservations. Lessor reserves the right, from time to time, to grant, without the consent or joinder of Lessee, such easements, rights of way, utility raceways, and dedications that Lessor deems necessary, and to cause the recordation of parcel maps and restrictions, so long as such easements, rights of way, utility raceways, dedications, maps and restriction do not reasonably interfere with the use of the Premises by Lessee, Lessee agrees to sign any documents reasonably requested by Lessor to effectuate any such easement rights, dedication, map or restrictions.

43. Performance Under Protest. If at any time a dispute shall arise as to any amount or sum of money to be paid by one Party to the other under the provisions hereof, the Party whom the obligation to pay the money is asserted shall have the right to make payment "under protest" and such payment shall not be regarded as a voluntary payment and there shall survive the right on the part f said Party to institute suit for recovery of such sum. If it shall be adjudged that there was no legal obligation on the part of said Party to pay such sum or any part thereof, said Party shall be entitled to receiver such sum or so much thereof as it was not legally required to pay under the provisions of this Lease.

44. Authority. If either Party hereto is a corporation, trust, or general or limited partnership, each individual executing this Lease on behalf of such entity represents and warrants that he or she is duly authorized to execute and deliver this Lease on its behalf. If Lessee is a corporation, trust, or partnership, Lessee shall, within thirty (30) days after request by Lessor, deliver to Lessor evidence satisfactory to Lessor of such authority.

45. Conflict. Any conflict between the printed provisions of this Lease and the typewritten or handwritten provisions shall be controlled by the typewritten or handwritten provisions.

46. Offer. Preparation of this Lease by either Lessor or Lessee or Lessor's agent or Lessee's agent and submission of same to Lessee or Lessor shall not be deemed an offer to lease. This Lease is not intended to be binding until executed and delivered by all Parties hereto.

47. Amendments. This Lease may be modified only in writing, signed by the parties in interest at the time of the modification. The Parties shall amend this Lease from time to time to reflect any adjustments that are made to the Base Rent or other rent payable under this Lease. As long as the do not materially change Lessee's obligation hereunder, Lessee agrees to make such reasonable on-monetary modifications to this Lease as my be reasonably required by an institutional insurance company or pension plan Lender in connection with the obtaining of normal financing or refinancing of the property of which the Premises are a part.

48. Multiple Parties. Except as otherwise expressly provided herein, if more than one person or entity is named herein as either Lessor or Lessee the obligations of such multiple parties shall be the joint and several responsibility of all persons or entities named herein as such Lessor and Lessee.

LESSOR AND LESSEE HAVE CAREFULLY READ AND REVIEWED THIS LEASE AND EACH TERM AND PROVISION CONTAINED HEREIN, AND BY THE EXECUTION OF THIS LEASE SHOW THEIR INFORMED AND VOLUNTARY CONSENT THERETO. THE PARITIES HERE BY AGREE THAT, AT THE TIME THIS LEASE IS EXECUTED, THE TERMS OF THIS LEASE ARE COMMERCIALLY REASONABLE AND EFFECTUATE
THE INTENT AND PURPOSE OF LESSOR AND LESSEE WITH RESPECT TO THE
PREMISES.

IF THIS LEASE HAS BEEN FILLED IN, IT HAS BEEN PREPARED FOR YOU ATTORNEY'S REVIEW AND APPROVAL. FURTHER, EXPERTS SHOULD BE CONSULTED TO EVALUATE THE CONDITION OF THE PROPERTY FOR THE
POSSIBLE PRESENCE OF ASBESTOS, UNDERGROUND STORAGE TANKS OR HAZARDOUS SUBSTANCES. NO REPRESENTATION OR RECOMMENDATION IS
MADE BY THE AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION OR BY THE REAL ESTATE BROKERS OR THEIR CONTRACTORS, AGENTS OR EMPLOYEES AS
THE LEGAL SUFFICIENCY, LEGAL EFFECT, OR TAX CONSEQUENCES OF THIS LEASE OR THE TRANSACTION TO WHICH IT RELATES; THE PARTIES SHALL RELY SOLELY UPON THE ADVICE OF THEIR OWN COUNSEL AS TO THE LEGAL AND TAX CONSEQUENCES OF THIS LEASE. IF THE SUBJECT PROPERTY IS IN A STATE OTHER THAN CALIFORNIA, AN ATTORNEY FROM THE STATE WHERE THE
PROPERTY IS LOCATED SHOULD BE CONSULTED.

The parties hereto have executed this Lease at the place and on the dates specified above their respective signatures.

Executed at:                            Executed at:
On:                                on:
By: LESSOR:                             By: LESSEE:
RIDGECREST PROPERTIES                 U.S. Microbics, INC.
A CALIFORNIA LIMITED PARTNERSHIP

BY:  /s/ Allen Joseph Blackmore              BY:  /s/ Stephen C. Hopkins
     Allen Joseph Blackmore, Trustee         Stephen C. Hopkins
     Of the Blackmore Family Trust,
     Restarted 1995, General Partner              Its:


R AND B PROPERTIES
A CALIFORNIA LIMITED PARTNERSHIP        BY:

BY:  /s/ Allen Joseph Blackmore
     Allen Joseph Blackmore, Trustee
     Of the Blackmore Family Trust,               Its:
     Restarted 1995, General Partner

HINDRY WEST DEVELOPMENT                 /s/ Stephen C. Hopkins
A CALIFORNIA LIMITED PARTNERSHIP        Stephen C. Hopkins, individually
                                        Address:
BY:  /s/ Allen Joseph Blackmore
     Allen Joseph Blackmore, Trustee
     Of the Blackmore Family Trust,
     Restarted 1995, General Partner
     Telephone (     )
     Facsimile (     )
Mailing Address:
Post Office Box 424
Rancho Santa Fe, CA 92067
Physical Address:
12626 High Bluff Drive
San Diego, CA 92130
Telephone: (619) 792-1212
Facsimile: (619) 792-1615
NOTE: These forms are often modified to meet changing requirements of law and need of the industry. Always write or call to make sure you are utilizing the most current form: AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION, 345 So. Figueroa St., M-1, Los Angeles, CA 90071. (213) 687-8777
-------------
ADDENDUM TO STANDARD INDUSTRIAL LEASE-GROSS BY AND BETWEEN
RIDGECREST PROPERTIES AND R AND B PROPERTIES AND HINDRY WEST
DEVELOPMENT, CALIFORNIA LIMITED PARTNERSHIPS, AS TENANTS-IN COMMON,
LESSOR
AND
US MICROBICS, INC. AND STEPHEN C. HOPKINS
DATED JULY 14, 1998

49.  BASE RENT ADJUSTMENTS:

On September 1,1999 the base rent shall increase to $15,950.00 per month; On September 1, 2000 the base rent shall increase to $16,550.00 per month; On September 1, 2001 the base rent shall increase to $17,250.00 per month; On September 1, 2002 the base rent shall increase to $17,950.00 per month.

50. EARLY POSSESSION: Upon Lessor's review and approval of Lessee's proposed tenant improvement plans and licensed general contractor, Lessee shall be granted early possession of the Premises to construct Lessee's tenant improvements as described in Exhibit C. In no event shall any delay in the Early Possession Date or construction of Lessee's tenant improvements delay the lease commencement date of August 15, 1998.

51. LANDSCAPE MAINTENANCE: Subject to the provisions of Paragraph 7.2 of this Lease, it is understood by the parties hereto that Lessor shall maintain the landscaping at Lessee's expense. Lessor shall employ a landscaping contractor to maintain the landscaping to include fertilizing, changing of annual colored flowers at entrance, tree trimming and replacing of dead plants for the property, and Lessee shall reimburse Lessor monthly in addition to rent for such maintenance. Lessee's portion of such monthly maintenance bill shall be sixty-three percent (63 %).

52. CARLSBAD RESEARCH CENTER COMMON AREA MAINTENANCE: Notwithstanding anything to the contrary in Paragraph 7 of this Lease, it is understood by the parties hereto that there exists a monthly common area maintenance fee charged by Carlsbad Research Center. Lessee's portion of such common area maintenance fee shall be sixty-three percent (63 %). Said portion of such maintenance fee is currently $ 150.44 per month. ($ 238.79 per month x 63%= $150.44).

53.AIR CONDITIONING MAINTENANCE: Subject to the provisions of Paragraph 7.1(b) hereof, Lessor shall procure and maintain, at Lessee's expense, an air conditioning system maintenance contract, providing for quarterly service. Said maintenance is currently $ 80.00 per quarter.

54.WATER: Lessee acknowledges that the building is equipped with one (1) water service for the entire building and agrees to pay sixty-three percent (63%) of said bill.

55.FIRE SPRINKLER ALARM SYSTEM/SECURITY LIGHTING: Notwithstanding anything to the contrary contained in Paragraph 7 of this Lease, it Is understood by the parties hereto that the building is equipped with one fire sprinkler alarm system and one exterior security lighting system. Lessee shall reimburse Lessor for its proata share of the cost of the maintenance contract related to such fire sprinkler alarm system and exterior security lighting system. Lessee's portion of said services shall be sixty-three percent (63%).

56.RIGHT OF FIRST OFFER: In the event that during the initial Term of this Lease the adjacent space in the Building which is contiguous to the Premises shall become available for lease to third parties after the expiration of the lease(s) of any existing Lessee(s) for such space, Lessor shall notify Lessee of such availability and the anticipated date on which such space shall be vacated by the then existing tenant. Lessor shall further notify Lessee of Lessor's then current scheduled rental rate and other terms and conditions for such space. For a period of three (3) business days following receipt of Lessor's written notice containing such information, Lessee shall have, on a one-time basis only, the right of first offer to lease such space at the rental rate and upon the terms and conditions set forth in Lessor's notice. If Lessee desires to lease such adjacent space and there is less than two (2) years remaining on the initial Term of this Lease, Lessor may condition Lessee's lease of such space upon Lessee's exercise of its upon to extend the Lease on the Premises. If Lessee fails to elect to lease such space within the three (3) business day period, then Lessor shall be entitled to place such space on the open market for lease by third parties and this right of first offer shall terminate and be of no further force and effect.

57. OPTION TO EXTEND: Provided that Lessee is not in default under any of the terms, covenants and conditions of the Lease, Lessor hereby grants to Lessee, subject to the conditions hereinafter set forth, one (1), five (5) year option to extend the term of this Lease. The option shall be on such terms and conditions as this Lease, except for Base Rent, which shall be adjusted as set forth below. This grant of an option shall be of no force and effect unless Lessee gives Lessor written notification of Lessee's Intent to exercise the option by at least April 1, 2003 and not sooner than February
1, 2003.

58. RENT ADJUSTMENTS DURING OPTION PERIOD: On September 1, 2003, the monthly base rent due hereunder shall be increased to ninety-five percent (95%) of the fair market rental value of the Premises as of September 1, 2003. Lessor shall determine fair market rental value by using its best good faith judgement. As used herein "fair market rental value" shall mean the projected prevailing rental rate as of September 1, 2003 for similar commercial space situated In the area of Carlsbad, California, but not taking Into account prevailing rental concessions, lessee Improvement allowances and any other concessions offered for such similar space as of such date. Lessor shall use its best efforts to provide written notice of such amount not later than three (3) months prior to the expiration of the original lease term. Lessee shall thereafter have fifteen (15) days ("Lessee's Review Period") after receipt of Lessor's notice of the fair market rental value within which to accept such fair market rental value or to reasonably object thereto In writing.

In the event Lessee objects to the fair market rental value submitted by Lessor, Lessor and Lessee shall attempt in good faith to agree upon such fair market rental value, using their best good faith efforts. If Lessor and Lessee fail to reach agreement on such fair market rental value within fifteen (15) days following Lessee's Review Period (the "Outside Agreement Date"), then the determination of fair market rental value shall be submitted to arbitration under the provisions of the American Arbitration Association. The cost of arbitration shall be paid by Lessor and Lessee equally. Notwithstanding the fair market rental value for the Premises, In no event shall the new monthly base rent be less than the monthly base rent payable for the month immediately preceding the date for rent adjustment.

Thereafter, the monthly base rent shall be increased annually on September 1 of each year by onehundred4our percent (104%) times the base rent in effect just prior to the date of the adjustment.

"NOTICE: BY INITIALING THE SPACE BELOW YOU ARE AGREEING
TO HAVE ANY DISPUTE ARISING OUT OF THE MATTERS
INCLUDED IN THE 'ARBITRATION OF DISPUTES' PROVISION
CONTAINED IN THIS PARAGRAPH 58 DECIDED BY NEUTRAL
ARBITRATION AS PROVIDED BY CALIFORNIA LAW AND YOU ARE
GIVING UP ANY RIGHTS YOU MAY POSSESS TO HAVE THE
DISPUTE LITIGATED IN A COURT OR JURY TRIAL. BY INITIALING
IN THE SPACE BELOW YOU ARE GIVING UP YOUR JUDICIAL
RIGHTS TO DISCOVERY AND APPEAL, UNLESS SUCH RIGHTS
ARE SPECIFICALLY ALLOWED PURSUANT TO THE PROVISIONS
OF THE AMERICAN ARBITRATION ASSOCIATION. IF YOU REFUSE
TO SUBMIT TO ARBITRATION AFTER AGREEING TO THIS
PROVISION, YOU MAY BE COMPELLED TO ARBITRATE UNDER
THE AUTHORITY OF THE CALIFORNIA CODE OF CIVIL PROCEDURE.    YOUR
AGREEMENT TO THIS ARBITRATION PROVISION IS VOLUNTARY." "WE HAVE READ AND UNDERSTAND THE FOREGOING AND AGREE TO SUBMIT DISPUTES ARISING OUT OF THE MATTERS INCLUDED IN PARAGRAPH 55 OF THIS LEASE TO NEUTRAL ARBITRATION."
      "Lessor"                      "Lessee"
       Initials                           Initials

59. COMMON AREA OPERATING EXPENSES: Notwithstanding the provisions of Paragraph 4.2 of the Lease, any capital improvement expenditures incurred by Lessor shall be amortized or expensed as reasonably determined by Lessor taking into account the estimated economic life and tax depreciation schedules of such capital improvements and shall be correspondingly included in Common Area Operating Expenses.

60. HOPKINS AS LESSEE: During the 30 day period commencing immediately after 30 months of the Term have elapsed, if no defaults have occurred under the Lease and Lessee requests in writing to Lessor that Stephen Hopkins be released from future obligations under the Lease (such request to include copies of Lessee's audited financial statements for the preceding three year periods), then Lessor shall determine whether U.S. Microbics has sufficient financial strength to allow Stephen Hopkins to be released from any future obligations under this Lease. Lessee shall provide all additional information which Lessor may request in connection with such determination. In granting or denying such request, Lessor shall apply such standards as Lessor determines are appropriate in such circumstances.

61. EXHIBITS: The following Exhibits are attached hereto and made a pan hereof:
Exhibit A -- Site Plan;
Exhibit B -- Condition of Unit Upon Possession;
Exhibit C - Lessee Improvement Agreement
LESSOR:                                 LESSEE:
RIDGECREST PROPERTIES,                  U.S. MICROBICS, INC
a California limited partnership
By:  /s/ Allen Joseph Blackmore              By:  /s/ Stephen C. Hopkins
     Allen Joseph Blackmore, Trustee of the       Stephen C. Hopkins
           Blackmore Family Trust, restarted 1995,
          General Partner                         Its:
R AND B PROPERTIES
a California limited partnership
By:
By:  /s/ Allen Joseph Blackmore
Allen Joseph Blackmore, Trustee of the                  Its:
Blackmore Family Trust, restarted 1995,
General Partner
                                                 /s/ Stephen C. Hopkins
                                            Stephen C. Hopkins, individually
HINDRY WEST DEVELOPMENT
a California limited partnership
By:  /s/ Allen Joseph Blackmore
Allen Joseph Blackmore, Trustee of the
Blackmore Family Trust, restarted 1995,
General Partner
DATE:                                   DATE:
EXHIBIT A
CARLSBAD RESEARCH CENTER
5922-B FARNSWORTH COURT, CARLSBAD
[PICTURE OF INDUSTRIAL CENTER]
EXHIBIT B
CONDITION OF UNIT UPON POSSESSION
DATE:          July 14, 1998
LOCATION:      5922-B Farnsworth Court, Carlsbad
TENANT:        U.S. Microbics, Inc. and Stephen C. Hopkins
OFFICE AREA
COMMENTS
CARPET
CEILING
DOORS
HVAC
LIGHTS
MINI-BLINDS
WALLS
WINDOWS
BATHROOMS
DOORS
FANS
FIXTURES
FLOOR
LIGHTS
MIRRORS
PLUMBING
WALLS
WAREHOUSE
CEILING
FLOOR
LIGHTS
MAN DOORS
SKYLIGHTS
TRUCK DOORS
WALLS
MISCELLANEOUS
KITCHEN AREA
SIGNAGE
EXHIBIT "C"
LESSEE IMPROVEMENT AGREEMENT
This LESSEE IMPROVEMENT AGREEMENT ("Agreement) is being entered into as of
July 20, 1998, by and between Ridgecrest Properties, R and B Properties and Hindry West Development (collectively "Lessor") and U.S. Microbics, Inc. and Stephen C. Hopkins, (collectively "Lessee"), in connection with the execution of the Standard Industrial/Commercial Multi-Lessee Lease-Gross between Lessor and Lessee dated of even date herewith ("Lease"), who hereby agree as follows.

1. GENERAL
A. The purpose of this Agreement is to set forth how the interior improvements in the Premises as set forth on the Construction Document; as defined below in
Section 2(C) ("Lessee Improvements) are to be constructed, who will be responsible for the construction of the Lessee Improvements, who will pay for the construction of the Lessee Improvements, and the time schedule for completion of the construction of the Lessee Improvements.

B. Except as defined in this Agreement to the contrary, all terms utilized in this Agreement shall have the same meaning as the defined terms in the Lease.

C. The provisions of the Lease, except where clearly inconsistent or inapplicable to this Agreement, are hereby incorporated into this Agreement.

2. LESSEE IMPROVEMENT PLANS.
A. Lessee's Designer: Lessee shall retain a designer ("Designer") to prepare preliminary space plans ("Space Plans") to be utilized in the preparation of the final working drawings and specifications for the Lessee Improvements.The Lessee Improvements shall be appropriate in Lessor's opinion, for the Building and the Carlsbad Research Center and the modifications to the Premises shall not make it incompatible for the typical uses currently found in the Carlsbad Research Center. Lessee shall direct the designer to prepare the Space Plans to comply with laws and implement appropriate safely procedures so that (for purposes of the design of the Lessee Improvements), Lessee's intended use of the Premises shall not adversely impact in any way,
(i) other tenants of the Building, (ii) other occupants and improvements in the Carlsbad Research Center; and (iii) the applicable laws, statutes, codes, regulations and rules applicable to the construction of the Premises and shall be subject to the approval of Lessor, which approval will not be unreasonably withheld or delayed.

B. Space Plans: Lessee shall deliver the Space Plans to Lessor. Such Space Plans shall be in sufficient detail to show locations, types and requirements for all heat loads, people loads, floor loads, power and plumbing, regular and special HVAC needs, telephone communications, telephone and electrical outlets, lighting, light fixtures and related power, and electrical and telephone switches. Lessor shall approve or disapprove, for reasonable specified reasons disclosed to Lessee, the Space Plans within two (2) business days after Lessor receives the Space Plans and, if disapproved, Lessor shall return the Space Plans to Lessee, who shall make all necessary revisions within twenty (20) business days after Lessee's receipt thereof. This procedure shall be repeated until Lessor ultimately approves the Space Plans.

C. Construction Documents: After the Space Plans are ultimately approved by Lessor, Lessee shall cause Designer to prepare final plans and specifications ('Final Lessee Plans") for completion of the Lessee Improvements. Lessee shall then deliver the Final Lessee Plans to Lessor. Lessor shall approve or disapprove, for reasonable reasons, the Final Lessee Plans within five (5) business days after Lessor receives the Final Lessee Plans, and if disapproved, Lessor shall return the Final Lessee Plans to Lessee who shall make all necessary revisions within fifteen (15) business days after Lessee's receipt thereof. This procedure shall be repeated until Lessor ultimately approves tile Final Lessee Plans. As approved, the Final Lessee Plans, as modified, shall be deemed the Construction Documents." While Lessor has the right to approve the Space Plans and Final Lessee Plans, Lessor's sole Interest in doing so is to protect the 13uildig and Lessor's Interests. Accordingly, Lessee shall not rely upon Lessor's approvals and Lessor shall not be the guarantor of, nor responsible for, tile correctness or accuracy of any such Space Plans or Final Lessee Plans, or the compliance thereof with applicable laws, and Lessor shall incur no liability of any kind by reason of granting such approvals.

3. PERMITS.
Lessee shall be responsible for obtaining all governmental approvals of the Construction Documents to the full extent necessary for the issuance of a building permit for the Lessee Improvements based upon such Construction Documents. Thereafter, Lessee' shall also cause to be obtained all other necessary approvals and permits from all governmental agencies having authority over the construction and installation of the Lessee Improvements in accordance with the approved Construction Documents and shall undertake all steps necessary to insure that the construction of the Lessee Improvements is accomplished in strict compliance with all state or local laws, ordinances, rules arid regulations applicable to such construction and the requirements and standards of any insurance underwriting board, inspection bureau or insurance carrier insuring the Premises pursuant to the Lease. After Lessee has obtained all necessary permits arid presented them to Lessor and Lessor has approved the Construction Documents and the Contractor, Lessor shall deliver to Lessee possession of the Premises.

4. CONSTRUCTION.
Lessee shall employ an outside duly licensed contractor or contractors with excellent reputations and extensive experience in the construction of Lessee improvements in industrial/commercial buildings in San Diego County ("Contractor") to construct the Lessee Improvements in substantial conformance with the Construction Documents; provided, however, that the construction contracts between Lessee and Contractor and Lessee's subcontractors shall be subject to Lessor's prior, reasonable approval and that the Lessee Improvements shall be constructed in a first class manner and shall conform to the following conditions.

(1) Contractor shall be duly licensed and subject to Lessor's prior written approval, which approval shall not be unreasonably withheld. Lessor's approval shall be based on factors including reputation and experience of Contractor, Contractor's line-item cost estimates, and insurance coverage carried by Contractor.

(2)Lessor or Lessor's agents shall have the right to inspect tile construction work to be conducted by Lessee during the progress thereof, it being the intent of the parties hereto that Lessor shall be reasonable in its Inspection of the construction work conducted by Lessee and that Lessor shall recognize, to the extent commercially reasonable and practicable, the necessity of field changes based on field conditions. If Lessor shall give notice of faulty construction or any other deviation from the Construction Documents, Lessee shall cause Contractor to make corrections promptly. However, neither the privilege herein granted to Lessor to make such inspections, nor the making of such inspections by Lessor, shall operate as a waiver of any rights of Lessor to require good and workmanlike construction and improvements erected in accordance with the Construction Documents.

5. LESSEE CONSTRUCTION ALLOWANCE.
A.Basic Allowance:Lessor will pay $15,000 ("Basic Allowance") toward the cost of the design (only to the extent set forth herein) and construction of the Lessee Improvements and for no other purpose. Lessor will pay to Lessee the Basic Allowance after the completion of the Lessee Improvements and the lien-free expiration of the time for the filing of any mechanics' liens claimed or which might be filed on account of any work ordered by Lessee or Contractor or any subcontractor of Lessee. However, Lessor shall have no obligation to pay the Basic Allowance to Lessee if Lessee does not strictly comply with the procedures described in this Agreement and the provisions related to Lessee Construction and installing of improvements contained in the Lease.

B.Engineering:The cost of all electrical, mechanical, and structural engineering, including, license, permits and fees relative to the development of the Premises shall be paid by Lessee.

C. Condition of Building: Lessee shall accept the Premises in its "as-is" condition as of the execution of the Lease, with the sole exception that, prior to delivery of the Premises to Lessee, Lessor at is own cost and not as part of the Basic Allowance shall complete the following improvements to the
Premises:

1.) Repaint throughout existing office and warehouse areas;
2.) Re-carpet existing lobby area, and floor office areas and stairways; 3.) Repair damage to drywall in warehouse;
4.) General clean up throughout,

D. Change Orders:In the event that Lessee, in writing, requests or approves of any changes to the Construction Documents (each, a Change Order), Lessor shall not unreasonably withhold its consent to any such Change Order, provided the Change Orders do not affect the Building's structure, systems, equipment or appearance and do not result in the use of materials in the construction of the Lessee Improvements of a Lessor quality than the materials currently in the Building, If such Change Orders, as approved by Lessee) increase the cost of constructing the Lessee Improvements as shown on the Construction Documents Lessee shall pay such increased costs and shall increase the deposit to Lessor dismissed in Section 5.1' below.

E. Construction Materials: Lessee shall utilize, for the construction of the Lessee Improvements, the items and materials designated in the Construction Documents,

F. Prompt Construction/General Responsibility for Costs: Lessee shall instruct Contractor to build the Lessee Improvements as soon as reasonably possible. Since Lessor's sole economic responsibility is to pay the Basic Allowance, all of the Lessee Improvements shall be designed and constructed at Lessee's sole and entire cost, with Lessor being obligated only to disburse the Basic Allowance pursuant to the terms hereof. Lessee shall notify Lessor prior to the commencement of the construction of the Lessee Improvements so that Lessor may post "non-responsibility" notices with respect to such work. If the estimated cost of the Lessee Improvements exceeds $40,000, then Lessee shall deposit with Lessor, prior to the commencement of construction, the estimated cost of the Lessee Improvements, and Lessor shall disburse such funds incrementally to Lessee not more often than monthly as Lessor receives unconditional mechanics lien releases and receipted bills marked "paid"
(such bills to be executed by subcontractor, labor suppliers, and material-men, as reasonably determined by Lessor, in addition to Contractor).

6. DEFAULT.
Any default by Lessee under the terms of this Agreement shall constitute a default under the Lease to which this Agreement is attached, and shall entitle Lessor to exercise all remedies set forth in the Lease. Lessee shall have any and all rights to remedy such default pursuant to the provisions of the Lease.

7. REASONABLE DILIGENCE.
Both Lessor and Lessee agree to use reasonable diligence in performing all of their respective obligations and duties under this Agreement and in proceeding with the construction and completion of all Lessee improvements in the Premises

LESSEE:
U.S. MICROBICS, INC
By:  /s/ Stephen C. Hopkins
     Stephen C. Hopkins
Its:
By:
Its:
/s/ Stephen C. Hopkins
Stephen C. Hopkins, individually

LESSOR:
RIDGECREST PROPERTIES,
a California limited partnership
By:
Allen Joseph Blackmore, Trustee of the Blackmore Family Trust,
 restarted 1995, General Partner
R AND B PROPERTIES
a California limited partnership
By:
Allen Joseph Blackmore, Trustee of the Blackmore Family Trust,
 restarted 1995, General Partner
HINDRY WEST DEVELOPMENT
a California limited partnership
By:
Allen Joseph Blackmore, Trustee of the Blackmore Family Trust,
 restarted 1995, General Partner
MULTI-TENANT-GROSS
Initials:__________
(c) American Industrial Real Estate Association 1993
===================================
EXHIBIT 10.2   EMPLOYMENT AGREEMENT WITH ROBERT C. BREHM

THIS EMPLOYMENT AGREEMENT ("Agreement") is entered into effective October 1, 1998 (the "effective Date") by and between Robert C. Brehm ("Employee") and U.S. Microbics, Inc., a Colorado corporation ("USMX").

WHEREAS, Employee has been employed as the Chief Executive Officer of USMX and through such experience has acquired specials skills and abilities and an extensive background in and knowledge of USMX's business and the industry in which it is engaged;

WHEREAS, USMX desires to employ Employee, and Employee desires to remain in the employ of USMX, on the terms and conditions set forth below;

NOW, THEREFORE, it is mutually agreed among the parties as follows:

Section 1. Employment.
1.1 Position and Duties. Upon and subject to the conditions set forth herein, during the Employment Term hereinafter defined, USMX hereby employs Employee as USMX's President and Chief Executive Officer. Employee shall be responsible for such duties as are commensurate with such office and position as may from time to time be designated by USMX's Board of Directors. Employee shall report directly to the Board of Directors. Employee hereby accepts such employment and, during the Employment Term, shall devote his skill, energy and attention to the business of USMX, as may reasonably be required to fulfill his duties in an efficient and productive manner. Employee shall perform his duties in a diligent, trustworthy, loyal, and businesslike manner all for the purpose of advancing the business of USMX.

Section 2. Compensation.
2.1 Salary. During the Employment Term, USMX shall pay to employee a minimum annual salary as follows:

          Year                Salary

          10/1/98 to 9/30/99       $180,000.00
          10/1/99 to 9/30/2000     $210,000.00
          10/1/2000 to 9/30/2001   $240,000.00
          10/1/2001 to 9/30/2002   $270,000.00
          10/1/2002 to 9/30/2003   $300,000.00

Such salary shall be payable in weekly installments.

2.2 Bonuses. In addition to the salary and other compensation specified in this Agreement, Employee may from time to time receive a bonus from USMX as may be earned by employee under a Incentive Stock Option Plan or other bonus plan or as may be authorized by USMX's Board of Director's in order to more fully compensate Employee for the true value of his services to USMX. In particular, said bonus shall be in an amount of no less than five percent (5%) of the annual net profit before taxes calculated prior to the inclusion of such bonus. Such bonus shall be paid no later than 120 days after the end of the fiscal year and may be paid in stock (valued on the day of issue at the bid price) or cash, at determined by employee.

2.3 Business Expenses. USMX shall reimburse Employee for all reasonable, ordinary and necessary business expenses incurred and paid by Employee in the course of performing his duties for USMX pursuant to this Agreement and consistent with USMX's policies in effect from time to time with respect to travel, entertainment, and other business expenses, and subject to USMX's requirements with respect to the manner of reporting such expenses. The foregoing shall include reimbursement for business use of Employee's automobile at the mileage rate in effect from time to time under federal income tax regulations. Employee shall document all such business expenses by way of expense reports and shall submit to USMX all such additional documentation as may reasonably be required by USMX in order to establish the deductibility of such expenses for tax purposes. Employee shall have the use of a USMX credit card for payment of business expenses.

2.4 Benefits.
(a) Medical/Dental Insurance. During the Employment Term USMX shall pay the premium costs of covering Employee and his spouse and dependents under the present or future major medical, dental, and hospitalization plan of USMX and any other employee health and dental plans as may as may subsequently be put into effect from time to time by USMX during the Employment Term.
(b) Retirement Plans. Employee shall be entitled to participate in all qualified retirement plans and similar plans for the benefit of employees which may be subsequently be adopted by USMX during the Employment Term, in accordance with the participation, eligibility, vesting and other provisions of such plans applicable to employees generally. The type of plan(s) and all the particulars thereof shall be determined by USMX's Board of Directors in its discretion.
(c) Medical/Dental Reimbursement. During the Employment Term, USMX shall reimburse Employee, up to a maximum of $20,000.00 per calendar year, for all costs and expenses incurred by Employee for medical care for himself, his spouse and dependents, to the extent not payable or reimbursable by or under medical/dental insurance. USMX shall adopt a written medical reimbursement plan if one is not already in effect, providing for the above benefits and setting forth such terms and procedures consistent with this Section as USMX's Board deems appropriate.
(d) Disability Insurance. Employee shall have disability insurance premiums paid by USMX at a level which will provide employee with a salary of at least 75% of the salary that existed at USMX at the time of the disability and continuing until employee reaches age 70. The disability insurance policy shall be approved by employee as to terms and conditions. Employer agrees to provide this policy within 90 days after commencement of employment.
(e) Life Insurance. USMX shall maintain in full force and effect at a level of coverage of $1,000,000.00 and pay all premiums on term insurance on the life of the Employee with a beneficiary to be determined by Employee.
Employer may select the carrier and employee shall approve the terms and conditions of benefits. Employer agrees to provide this policy within 90 days after commencement of employment.
(f) Indemnification. The Company's Bylaws and the Colorado General Corporation Law provide for indemnification of directors and officers against certain liabilities. USMX hereby agrees to indemnify Employee against expenses, including legal fees, actually and reasonably incurred in connection with proceedings, whether civil or criminal, provided that it is determined that he acted in good faith, and, in any criminal matter, had reasonable cause to believe that his conduct was not unlawful.
(g) Officer Insurance. USMX agrees to provide Officer's and Directors liability insurance, including errors and commission provisions, to cover Employee in carrying out his duties as President of USMX.
(h) Car Allowance. USMX agrees to provide a $1,500 per month car allowance to Employee during the term of this agreement. The allowance shall be paid at the beginning of each month with the first payment starting on the date of this agreement. The allowance shall be increased 10% annually on each successive twelve month anniversary of this agreement.
(i) Tuition Reimbursement. USMX agrees to reimburse Employee for tuition expenses up to $20,000 per year for job-related course expenses.
(j) Payroll Taxes. Company shall pay withholding and company portion of all applicable federal, state and social security taxes on all payroll, stock options and preferred and common stock issued to Employee.

Section 3.  Term and Termination.
3.1 Employment Term.   The Employment Term shall commence on the Effective Date
and, unless sooner terminated or canceled in accordance with this Agreement, shall continue for a period of five (5) years thereafter. If no notice of cancellation shall have been delivered by either USMX or Employee to the other at least one hundred eighty (180) days prior to five years, this Agreement shall automatically be extended upon all the terms and conditions hereof at the latest salary level then in effect. except that the following shall apply:
(a) There shall be no fixed Employment Term;
(b) This Agreement shall be cancelable at the will of either party by delivery of at least one hundred eighty (180) days advance written notice of cancellation to the other party;

3.2 Termination. Notwithstanding the five year Employment Term, this Agreement is subject to sooner termination as hereinafter provided.
(a) Termination Due to Death of Employee. This Agreement shall terminate upon the death of the Employee.
(b) Termination for Reasonable Cause. USMX may terminate this Agreement immediately upon written notice to Employee in the event of (i) the willful breach of any agreement or covenant set forth herein; or (ii) Employee's habitual neglect of his duties hereunder.
(c) Termination in Event of Permanent Disability. In the event that Employee should, in the opinion of a physician duly licensed in California, become unable, due to mental and/or physical disability, for a period of three hundred sixty-five (365) days to substantially perform the duties regularly performed by Employee for USMX hereunder, USMX shall have the right to terminate this Agreement at its sole election upon USMX's giving at least one hundred eighty (180) days written notice of its intention to so terminate to Employee or his conservator or other legal representative. Any time counted as disability time shall also be counted as time worked and all other benefits, salary and stock conversion rights shall continue during the disability period.
(d)Termination by Employee. Notwithstanding any of the foregoing or any other provisions of this Agreement, Employee shall have the right to terminate this Agreement for any reason upon thirty (30) days written notice to USMX. Employee shall similarly have the right to terminate this Agreement immediately upon written notice to USMX in the event that USMX should commit any willful or material breach of any of its obligations, representations or warranties under this Agreement.
(e)Payment upon change in ownership.If the ownership or control of USMX shall change as a result of merger, acquisition, asset purchase, takeover or otherwise, employee shall be entitled to one hundred percent (100%) of the balance of payments due under this agreement which shall be paid in one lump sum within 30 days of the change in control or ownership. Such termination payment shall be made a condition of the completion of any merger, acquisition, asset purchase, takeover or otherwise.
(f) Payment upon termination. IF USMX desires to terminate this agreement for any reason, other than described in paragraph 3.2(b) or (c) above, then employee shall be entitled to one hundred percent (100%) of the balance of payments due under this contract payable, at USMX's option, either on a weekly basis or in a lump sum discounted by ten percent (10%) and payable within 30 days after said termination. Such payment shall be contingent upon employee entering into, and complying with a one year non-compete agreement which shall include language that employee shall not:
(1) Compete with USMX in the conduct of its business as a manufacturer or seller of products or services similar to those offered by USMX, unless licensed by USMX or its subsidiaries, or (2) Engage or participate, directly or indirectly, in any business or businesses substantially similar to any business conducted by USMX at any time within one year after termination unless employee has received Board of Director approval to engage in such business(es). (3) Solicit or cause to be solicited for the benefit of Employee or any third party any customers or employees of USMX unless employee has received Board of Director approval to engage in such business(es). Notwithstanding anything to the contrary set forth in this Agreement, Employee's obligations and covenants set forth in Sections 4 and 5 hereof shall survive the termination of the Employment Term and/or this Agreement.
(g) Exercise of Stock Options after Termination. Employee shall be entitled to exercise any stock options (granted prior to the termination date) under the terms of said options. USMX shall not have the right to cancel any stock options, due to termination, which were granted to Employee prior to termination.

Section 4.  Proprietary Rights and Competition.
4.1 Business Properties. Other than as required to perform his duties in accordance with this Agreement and for purposes of furthering the business of USMX, Employee shall not use or cause to be used, for personal gain, any customer lists, underwriter names, financial sources, trade secrets or other confidential business information obtained by him as a result of his employment by or relationship with USMX.

4.2 Revealing of Trade Secrets, Etc. Employee acknowledges the interest of USMX in maintaining the confidentiality of information related to its business and shall not at any time during the Employment Term or thereafter, directly or indirectly, use in competition with USMX, or reveal or cause to be revealed to any person or entity, the production processes, inventions, formulae, trade secrets, customer lists, sales data, or other confidential business information obtained by him as a result of his employment relationship with USMX; provided, however, that the parties acknowledge that it is not the intent of this Section to include within its subject matter information which is not proprietary to USMX, which was known by Employee prior to commence of employment, or which is in the public domain.

4.3 Non-competition During Employment. While Employee remains in the employ of USMX, Employee shall not:
(a) Compete with USMX in the conduct of its business as a manufacturer or seller of products or services similar to those offered by USMX, or
(b) Engage or participate, directly or indirectly, in any business or businesses substantially similar to any business conducted by USMX at any time during such period of employment unless such business(es) existed at the time of employment commencement and employee is the owner or major stockholder of such business(es) or employee has received Board of Director approval to engage in such business(es).
(c) Solicit or cause to be solicited for the benefit of Employee or any third party any customers of USMX unless employee has received Board of Director approval to solicit such customers.

4.4 Recruiting of Employees. At no time during the Employment Term shall Employee recruit or cause any other person to solicit or recruit any employee of USMX for the benefit of any business similar to or competitive with any business carried on by USMX during the period of the Employee's employment with USMX.

Section 5.  Appointment to Board of Directors
5.1 Appointment. Without further consideration Employee shall be appointed to the Board of Directors and shall continue to be a member of the Board during the term of this Agreement.

Section 6.  Vacations and Holidays.
Employee shall be entitled to vacations and holidays without reduction in his/ her base compensation in accordance with the policies established from time to time by USMX's Board of Directors. Employee shall also be entitled to observe regular holidays observed by USMX's employees generally.

Section 7. Stock Option Issuance & Conversion
7.1 Issuance. USMX hereby grants Employee options to purchase 1,000,000 shares of common stock at a price of $1.25 per share as an incentive for employee to provide his valuable services to USMX and for him/her to prosper in the increased value or appreciation of the stock over a period of time, USMX has issued to Employee a significant interest in the company with the understanding that employee will provide five years of service to the company. In the event employee doesn't provide such services for five years, a portion, or all, of said stock option is subject to cancellation by the company per paragraph 7.5 below.

7.2 Not Applicable

7.3 Shareholder Rights. Employee shall have all of the rights of a shareholder with respect to any shares issued hereof.

7.4 Investment Intent. By accepting the stock options, Employee represents and agrees that all shares converted from said options, issued to him/her shall be acquired for investment for his/her own account, and not for resale or distribution. Employee understands and agrees that any and all shares, acquired by conversion of stock options granted under this Agreement shall be subject to a restrictive legend, which shall be placed on each share certificate. Upon conversion to common stock such shares shall not be cancelable in any way by USMX.

7.5 Cancellation Option By USMX, Conversion by Employee. In addition to any other restrictions imposed by this Agreement or applicable law, all stock options acquired by Employee hereunder shall be subject to the following restrictions, which shall survive any termination of the Employment Term and/or this Agreement.

(a) Option to Cancel. All stock options acquired by Employee hereunder shall be subject to the restriction that they may be cancelled by USMX at USMX's option if Employee's employment with USMX terminates for any reason of paragraph 3.2b or 3.2c above prior to the term of this Agreement per the cancellation schedule shown below. If Employee's employment with USMX terminates prior to the end of this Agreement and USMX fails to cancel within thirty (30) days thereafter, or if Employee remains an employee of USMX until the end of this Agreement, or if the ownership or control is substantially
(over 30%) changed, or if Employee is terminated for reasons other than of paragraph 3.2b or 3.2c, the foregoing cancellation option shall terminate and Employee shall be allowed to immediately convert all remaining stock, without restriction, that have not been converted. USMX's option to cancel shall be limited to the following amounts during the following periods:

--------------------------------------------------------
                                     Amount that    Cumulative    Amount that
Option Period                          can be    amount that can    can be
                                      cancelled     be converted    cancelled
---------------------------------------------------------
Contract effective date to 6 months  1,000,000 shares      0     10,000 shares
6 months, 1 day to 12 months           900,000 shares   100,000   9,000 shares
12 months, 1 day to 18 months          800,000 shares   200,000   8,000 shares
18 months, 1 day to 24 months          700,000 shares   300,000   7,000 shares
24 months, 1 day to 30 months          600,000 shares   400,000   6,000 shares
30 months, 1 day to 36 months          500,000 shares   500,000   5,000 shares
36 months, 1 day to 42 months          400,000 shares   600,000   4,000 shares
42 months, 1 day to 48 months          300,000 shares   700,000   3,000 shares
48 months, 1 day to 54 months          200,000 shares   800,000   2,000 shares
54 months, 1 day to 60 months          100,000 shares   900,000   1,000 shares
60 months, 1 day                             0 shares 1,000,000       0 shares

(b)Employee shall have the right to convert the stock options to Common Stock without restriction per the schedule shown above.

7.6 Adjustments. The number of shares subject to this option shall be proportionally adjusted in the event of any stock split or stock dividend. However, USMX shall be free to issue additional stock without making any adjustment to the number of shares subject to this option. The foregoing sentence shall not derogate any preemptive rights that Employee may have as a shareholder of USMX.

7.7 Automatic Conversion upon change in ownership.   If the ownership or control
of USMX shall substantially (over 30%) change as a result of merger, acquisition, asset purchase, takeover or otherwise, employee shall be entitled to immediately convert one hundred percent (100%) of the balance of stock options, without restriction, that remains unconverted prior to the change in control or ownership. Such non-cancelable conversion right shall be made a condition of the completion of any merger, acquisition, asset purchase, takeover or otherwise and shall automatically convert into common stock as a cashless option in an amount equal to that remaining from unconverted common. stock options granted hereunder.

Section 8.  Miscellaneous.
8.1 Notices. Any notices required to be given to any party hereunder shall be in writing and shall be deemed given upon actual delivery in the case of personal delivery, or three (3) business days after deposit in the U.S. mail, first class postage and certified fees prepaid, in either case addressed to the party to be notified at its address as such party may have specified in a written notice to the other party given in accordance with this section.

8.2 Assignment, Binding Effect. USMX may assign its rights and delegate its obligations under this Agreement to any affiliated entity or to any person or entity which acquires ownership or control of the assets or stock of USMX by sale, merger, reorganization or otherwise. Except as hereinabove provided, neither of the parties hereto may assign any rights or delegate any obligations under this Agreement without the written consent of the other party. Subject to the foregoing, this Agreement shall inure to the benefit of and be binding upon the parties and their respective successors and assigns.

8.3 Modifications. This Agreement may be modified only by a writing signed by both parties.

8.4 Governing Law. This Agreement shall be interpreted under and governed by the laws of the State of California.

8.5 Non-waiver. No covenant or condition of this Agreement can be waived except by the written consent of the waiving party. Forbearance or indulgence by either party in any regard whatsoever or failure to take action on account of any default by either party will not constitute a waiver of the covenant or condition to be performed; and, until complete performance of such covenant or condition, the nondefaulting party will be entitled to invoke any remedy available to it under this Agreement or by law or in equity despite said forbearance or indulgence.

8.6 Attorney's Fees. If any litigation is commenced between the parties concerning any provisions of this Agreement, or the rights and duties of any person in relation to this Agreement, the party or parties prevailing in such litigation shall be entitled, in addition to such other relief that is granted, to a reasonable sum as and for its attorneys' fees in such action which are determined by the court in such action or in a separate action brought for that purpose.

8.7 Entire Agreement. This Agreement contains the sole and entire agreement of the parties hereto as of the date hereof with respect to the subject matter of this Agreement, and supersedes and replaces in full any and all other prior or contemporaneous written and/or oral agreements, representations and understandings of or between the parties concerning the subject matter.

8.8 Severability. In case this Agreement, or any one or more of the provisions hereof, are held to be invalid, illegal or unenforceable within any governmental jurisdiction, neither this Agreement nor any provision shall as a consequence thereof be deemed to be invalid, illegal or unenforceable within any other jurisdiction. In case any one or more of the provisions hereof shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceable shall not effect any other provision of this Agreement, and this Agreement shall be construed as if the invalid, illegal or unenforceable provision had never been contained herein, and there shall be deemed substituted such other provision as will most nearly accomplish the intent of the parties to the extent permitted by applicable law.

8.9 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original as against the party or parties who signed it, but all of which together constitutes a single agreement.

8.10 Headings. The captions set forth in this Agreement are for convenience only and shall not be considered as part of this Agreement or as in any way limiting or amplifying the terms and provisions hereof.

8.11 No Rights in Third Parties. Nothing herein expressed or implied is intended to or shall be construed to confer upon or give to any person, firm or other entity, other than the parties hereof and their respective successors and assigns or personal representatives, any rights or remedies under or by reason of this Agreement.

8.12 Certain Definitions. For purposes of this Agreement, the following terms shall have the following meanings:
(a) "engage or participant in any business" referred to in section 4.3 shall be deemed to mean engaging or participating in any business or businesses, whether for Employee's own account or for that of any other person, firm or corporation, and whether as a stockholder (except as a stockholder in a publicly-held corporation with more than 500 holders of common stock of which Employee owns less than 1% of the outstanding securities of any class), principal, agent, proprietor, partner, officer, director, employee, consultant, or contractor, or in any other capacity.

8.13 Remedies. The parties acknowledge that any breach, violation or evasion by Employee of the terms of this Agreement will result in immediate and irreparable injury and harm to USMX, and will cause damage to USMX in amounts difficult to ascertain. Accordingly, USMX shall be entitled to the remedies of injunction and specific performance, or either of such remedies, as well as to all other legal or equitable remedies to which USMX may be entitled, including, without limitation, termination of the Employment Term and this Agreement. Any breach, violation or evasion by USMX of the terms of this Agreement will result in immediate and irreparable injury to Employee, and shall entitle him to all legal or equitable remedies to which he may be entitled.

IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement on _____________, at ___________, California, with an Effective Date of October 1, 1998.
U.S. Microbics, Inc.                 Employee:     Robert C. Brehm
5922-B Farnsworth Court            6965 El Camino Real, Suite 105-279
Carlsbad, CA 92008                 Carlsbad, CA 92009

BY:___/s/ Mery Robinson_              __/s/ Robert C. Brehm_
Mery Robinson, Director, Secretary           Robert C. Brehm

BY : ___/s/ Roger Knight__
     Roger Knight, Director
U.S. Microbics, Inc.
Employment Agreement
====================================
EXHIBIT 10.3   EMPLOYMENT AGREEMENT WITH MERY C. ROBINSON

THIS EMPLOYMENT AGREEMENT ("Agreement") is entered into effective October 1, 1998 (the "effective Date") by and between Mery C. Robinson ("Employee") and U.S. Microbics, Inc., a Colorado corporation ("USMX").

WHEREAS, Employee has been employed as the Chief Operating Officer of USMX and through such experience has acquired specials skills and abilities and an extensive background in and knowledge of USMX's business and the industry in which it is engaged;

WHEREAS, USMX desires to employ Employee, and Employee desires to remain in the employ of USMX, on the terms and conditions set forth below;

NOW, THEREFORE, it is mutually agreed among the parties as follows:

Section 1. Employment.
1.1 Position and Duties. Upon and subject to the conditions set forth herein, during the Employment Term hereinafter defined, USMX hereby employs Employee as USMX's Chief Operating Officer. Employee shall be responsible for such duties as are commensurate with such office and position as may from time to time be designated by USMX's Board of Directors. Employee shall report directly to the Chief Executive Officer. Employee hereby accepts such employment and, during the Employment Term, shall devote her skill, energy and attention to the business of USMX, as may reasonably be required to fulfill her duties in an efficient and productive manner. Employee shall perform her duties in a diligent, trustworthy, loyal, and businesslike manner all for the purpose of advancing the business of USMX.

Section 2. Compensation.
2.1 Salary. During the Employment Term, USMX shall pay to employee a minimum annual salary as follows:

          Year                Salary

          10/1/98 to 9/30/99       $180,000.00
          10/1/99 to 9/30/2000     $210,000.00
          10/1/2000 to 9/30/2001   $240,000.00
          10/1/2001 to 9/30/2002   $270,000.00
          10/1/2002 to 9/30/2003   $300,000.00

Such salary shall be payable in weekly installments.

2.2 Bonuses. In addition to the salary and other compensation specified in this Agreement, Employee may from time to time receive a bonus from USMX as may be earned by employee under a Incentive Stock Option Plan or other bonus plan or as may be authorized by USMX's Board of Director's in order to more fully compensate Employee for the true value of his services to USMX.In particular, said bonus shall be in an amount of no less than five percent (5%) of the annual net profit before taxes calculated prior to the inclusion of such bonus. Such bonus shall be paid no later than 120 days after the end of the fiscal year and may be paid in stock (valued on the day of issue at the bid price) or cash, at determined by employee.

2.3 Business Expenses. USMX shall reimburse Employee for all reasonable, ordinary and necessary business expenses incurred and paid by Employee in the course of performing his duties for USMX pursuant to this Agreement and consistent with USMX's policies in effect from time to time with respect to travel, entertainment, and other business expenses, and subject to USMX's requirements with respect to the manner of reporting such expenses. The foregoing shall include reimbursement for business use of Employee's automobile at the mileage rate in effect from time to time under federal income tax regulations. Employee shall document all such business expenses by way of expense reports and shall submit to USMX all such additional documentation as may reasonably be required by USMX in order to establish the deductibility of such expenses for tax purposes. Employee shall have the use of a USMX credit card for payment of business expenses.

2.4 Benefits.
(a) Medical/Dental Insurance.   During the Employment Term USMX shall pay the
premium costs of covering Employee and his spouse and dependents under the present or future major medical, dental, and hospitalization plan of USMX and any other employee health and dental plans as may as may subsequently be put into effect from time to time by USMX during the Employment Term.
(b) Retirement Plans. Employee shall be entitled to participate in all qualified retirement plans and similar plans for the benefit of employees which may be subsequently be adopted by USMX during the Employment Term, in accordance with the participation, eligibility, vesting and other provisions of such plans applicable to employees generally. The type of plan(s) and all the particulars thereof shall be determined by USMX's Board of Directors in its discretion.
(c) Medical/Dental Reimbursement.   During the Employment Term, USMX shall
reimburse Employee, up to a maximum of $20,000.00 per calendar year, for all costs and expenses incurred by Employee for medical care for himself, his spouse and dependents, to the extent not payable or reimbursable by or under medical/dental insurance. USMX shall adopt a written medical reimbursement plan if one is not already in effect, providing for the above benefits and setting forth such terms and procedures consistent with this Section as USMX's Board deems appropriate.
(d) Disability Insurance. Employee shall have disability insurance premiums paid by USMX at a level which will provide employee with a salary of at least 75% of the salary that existed at USMX at the time of the disability and continuing until employee reaches age 70. The disability insurance policy shall be approved by employee as to terms and conditions. Employer agrees to provide this policy within 90 days after commencement of employment.
(e) Life Insurance. USMX shall maintain in full force and effect at a level of coverage of $1,000,000.00 and pay all premiums on term insurance on the life of the Employee with a beneficiary to be determined by Employee. Employer may select the carrier and employee shall approve the terms and conditions of benefits. Employer agrees to provide this policy within 90 days after commencement of employment.
(f) Indemnification. The Company's Bylaws and the Colorado General Corporation Law provide for indemnification of directors and officers against certain liabilities. USMX hereby agrees to indemnify Employee against expenses, including legal fees, actually and reasonably incurred in connection with proceedings, whether civil or criminal, provided that it is determined that he acted in good faith, and, in any criminal matter, had reasonable cause to believe that his conduct was not unlawful.
(g) Officer Insurance. USMX agrees to provide Officer's and Directors liability insurance, including errors and commission provisions, to cover Employee in carrying out her duties as Chief Operating Officer of USMX.
(h) Car Allowance. USMX agrees to provide a $1,500 per month car allowance to Employee during the term of this agreement. The allowance shall be paid at the beginning of each month with the first payment starting on the date of this agreement. The allowance shall be increased 10% annually on each successive twelve month anniversary of this agreement.
(i) Tuition Reimbursement. USMX agrees to reimburse Employee for tuition expenses up to $20,000 per year for job-related course expenses.
(j) Payroll Taxes. Company shall pay withholding and company portion of all applicable federal, state and social security taxes on all payroll, stock options and preferred and common stock issued to Employee.

Section 3.  Term and Termination.
3.1 Employment Term.   The Employment Term shall commence on the Effective Date
and, unless sooner terminated or canceled in accordance with this Agreement, shall continue for a period of five (5) years thereafter. If no notice of cancellation shall have been delivered by either USMX or Employee to the other at least one hundred eighty (180) days prior to five years, this Agreement shall automatically be extended upon all the terms and conditions hereof at the latest salary level then in effect. except that the following shall apply:
(a) There shall be no fixed Employment Term;
(b) This Agreement shall be cancelable at the will of either party by delivery of at least one hundred eighty (180) days advance written notice of cancellation to the other party;

3.2 Termination. Notwithstanding the five year Employment Term, this Agreement is subject to sooner termination as hereinafter provided.
(a) Termination Due to Death of Employee. This Agreement shall terminate upon the death of the Employee.
(b) Termination for Reasonable Cause. USMX may terminate this Agreement immediately upon written notice to Employee in the event of (i) the willful breach of any agreement or covenant set forth herein; or (ii) Employee's habitual neglect of his/her duties hereunder.
(c) Termination in Event of Permanent Disability. In the event that Employee should, in the opinion of a physician duly licensed in California, become unable, due to mental and/or physical disability, for a period of three hundred sixty-five (365) days to substantially perform the duties regularly performed by Employee for USMX hereunder, USMX shall have the right to terminate this Agreement at its sole election upon USMX's giving at least one hundred eighty (180) days written notice of its intention to so terminate to Employee or his conservator or other legal representative. Any time counted as disability time shall also be counted as time worked and all other benefits, salary and stock conversion rights shall continue during the disability period.
(d)Termination by Employee. Notwithstanding any of the foregoing or any other provisions of this Agreement, Employee shall have the right to terminate this Agreement for any reason upon thirty (30) days written notice to USMX.
Employee shall similarly have the right to terminate this Agreement immediately upon written notice to USMX in the event that USMX should commit any willful or material breach of any of its obligations, representations or warranties under this Agreement.
(e) Payment upon change in ownership. If the ownership or control of USMX shall change as a result of merger, acquisition, asset purchase, takeover or otherwise, employee shall be entitled to one hundred percent (100%) of the balance of payments due under this agreement which shall be paid in one lump sum within 30 days of the change in control or ownership. Such termination payment shall be made a condition of the completion of any merger, acquisition, asset purchase, takeover or otherwise.
(f) Payment upon termination. IF USMX desires to terminate this agreement for any reason, other than described in paragraph 3.2(b) or (c) above, then employee shall be entitled to one hundred percent (100%) of the balance of payments due under this contract payable, at USMX's option, either on a weekly basis or in a lump sum discounted by ten percent (10%) and payable within 30 days after said termination. Such payment shall be contingent upon employee entering into, and complying with a one year non-compete agreement which shall include language that employee shall not:
(1) Compete with USMX in the conduct of its business as a manufacturer or seller of products or services similar to those offered by USMX, unless licensed by USMX or its subsidiaries, or (2) Engage or participate, directly or indirectly, in any business or businesses substantially similar to any business conducted by USMX at any time within one year after termination unless employee has received Board of Director approval to engage in such business(es). (3) Solicit or cause to be solicited for the benefit of Employee or any third party any customers or employees of USMX unless employee has received Board of Director approval to engage in such business(es). Notwithstanding anything to the contrary set forth in this Agreement, Employee's obligations and covenants set forth in Sections 4 and 5 hereof shall survive the termination of the Employment Term and/or this Agreement.
(g) Exercise of Stock Options after Termination. Employee shall be entitled to exercise any stock options (granted prior to the termination date) under the terms of said options. USMX shall not have the right to cancel any stock options, due to termination, which were granted to Employee prior to termination.

Section 4.  Proprietary Rights and Competition.
4.1 Business Properties. Other than as required to perform his duties in accordance with this Agreement and for purposes of furthering the business of USMX, Employee shall not use or cause to be used, for personal gain, any customer lists, underwriter names, financial sources, trade secrets or other confidential business information obtained by him as a result of his employment by or relationship with USMX.

4.2 Revealing of Trade Secrets, Etc. Employee acknowledges the interest of USMX in maintaining the confidentiality of information related to its business and shall not at any time during the Employment Term or thereafter, directly or indirectly, use in competition with USMX, or reveal or cause to be revealed to any person or entity, the production processes, inventions, formulae, trade secrets, customer lists, sales data, or other confidential business information obtained by him as a result of his employment relationship with USMX; provided, however, that the parties acknowledge that it is not the intent of this Section to include within its subject matter information which is not proprietary to USMX, which was known by Employee prior to commence of employment, or which is in the public domain.

4.3 Non-competition During Employment. While Employee remains in the employ of USMX, Employee shall not:
(a) Compete with USMX in the conduct of its business as a manufacturer or seller of products or services similar to those offered by USMX, or
(b) Engage or participate, directly or indirectly, in any business or businesses substantially similar to any business conducted by USMX at any time during such period of employment unless such business(es) existed at the time of employment commencement and employee is the owner or major stockholder of such business(es) or employee has received Board of Director approval to engage in such business(es).
(c) Solicit or cause to be solicited for the benefit of Employee or any third party any customers of USMX unless employee has received Board of Director approval to solicit such customers.

4.4 Recruiting of Employees. At no time during the Employment Term shall Employee recruit or cause any other person to solicit or recruit any employee of USMX for the benefit of any business similar to or competitive with any business carried on by USMX during the period of the Employee's employment with USMX.

Section 5.  Appointment to Board of Directors
5.1 Appointment. Without further consideration Employee shall be appointed to the Board of Directors and shall continue to be a member of the Board during the term of this Agreement.

Section 6.  Vacations and Holidays.
Employee shall be entitled to vacations and holidays without reduction in his/ her base compensation in accordance with the policies established from time to time by USMX's Board of Directors. Employee shall also be entitled to observe regular holidays observed by USMX's employees generally.

Section 7. Stock Option Issuance & Conversion
7.1 Issuance. USMX hereby grants Employee options to purchase 1,000,000 shares of common stock at a price of $1.25 per share as an incentive for employee to provide his valuable services to USMX and for him/her to prosper in the increased value or appreciation of the stock over a period of time, USMX has issued to Employee a significant interest in the company with the understanding that employee will provide five years of service to the company. In the event employee doesn't provide such services for five years, a portion, or all, of said stock option is subject to cancellation by the company per paragraph 7.5 below.

7.2 Not Applicable

7.3 Shareholder Rights.Employee shall have all of the rights of a shareholder with respect to any shares issued hereof.

7.4 Investment Intent.By accepting the stock options, Employee represents and agrees that all shares converted from said options, issued to him/her shall be acquired for investment for his/her own account, and not for resale or distribution. Employee understands and agrees that any and all shares, cquired by conversion of stock options granted under this Agreement shall be subject to a restrictive legend, which shall be placed on each share certificate. Upon conversion to common stock such shares shall not be cancelable in any way by USMX.

7.5 Cancellation Option By USMX, Conversion by Employee. In addition to any other restrictions imposed by this Agreement or applicable law, all stock options acquired by Employee hereunder shall be subject to the following restrictions, which shall survive any termination of the Employment Term and/ or this Agreement.

(a) Option to Cancel. All stock options acquired by Employee hereunder shall be subject to the restriction that they may be cancelled by USMX at USMX's option if Employee's employment with USMX terminates for any reason of paragraph 3.2b or 3.2c above prior to the term of this Agreement per the cancellation schedule shown below. If Employee's employment with USMX terminates prior to the end of this Agreement and USMX fails to cancel within thirty (30) days thereafter, or if Employee remains an employee of USMX until the end of this Agreement, or if the ownership or control is substantially (over 30%) changed, or if Employee is terminated for reasons other than of paragraph 3.2b or 3.2c, the foregoing cancellation option shall terminate and Employee shall be allowed to immediately convert all remaining stock, without restriction, that have not been converted. USMX's option to cancel shall be limited to the following amounts during the following periods:

----------------------------------------------------
                                                     Cumulative   Amount
                                        Amount that  amount that  that can
Option Period                            can be         can be   be cancelled
                                        cancelled     converted
------------------------------------------------------
Contract effective date to 6 months  1,000,000 shares         0  10,000 shares
6 months, 1 day to 12 months           900,000 shares   100,000   9,000 shares
12 months, 1 day to 18 months          800,000 shares   200,000   8,000 shares
18 months, 1 day to 24 months          700,000 shares   300,000   7,000 shares
24 months, 1 day to 30 months          600,000 shares   400,000   6,000 shares
30 months, 1 day to 36 months          500,000 shares   500,000   5,000 shares
36 months, 1 day to 42 months          400,000 shares   600,000   4,000 shares
42 months, 1 day to 48 months          300,000 shares   700,000   3,000 shares
48 months, 1 day to 54 months          200,000 shares   800,000   2,000 shares
54 months, 1 day to 60 months          100,000 shares   900,000   1,000 shares
60 months, 1 day                             0 shares 1,000,000       0 shares

(b)Employee shall have the right to convert the stock options to Common Stock without restriction per the schedule shown above.

7.6 Adjustments. The number of shares subject to this option shall be proportionally adjusted in the event of any stock split or stock dividend. However, USMX shall be free to issue additional stock without making any adjustment to the number of shares subject to this option. The foregoing sentence shall not derogate any preemptive rights that Employee may have as a shareholder of USMX.

7.7 Automatic Conversion upon change in ownership. If the ownership or control of USMX shall substantially (over 30%) change as a result of merger, acquisition, asset purchase, takeover or otherwise, employee shall be entitled to immediately convert one hundred percent (100%) of the balance of stock options, without restriction, that remains unconverted prior to the change in control or ownership. Such non-cancelable conversion right shall be made a condition of the completion of any merger, acquisition, asset purchase, takeover or otherwise and shall automatically convert into common stock as a cashless option in an amount equal to that remaining from unconverted common. stock options granted hereunder.

Section 8.  Miscellaneous.
8.1 Notices. Any notices required to be given to any party hereunder shall be in writing and shall be deemed given upon actual delivery in the case of personal delivery, or three (3) business days after deposit in the U.S. mail, first class postage and certified fees prepaid, in either case addressed to the party to be notified at its address as such party may have specified in a written notice to the other party given in accordance with this section.

8.2 Assignment, Binding Effect. USMX may assign its rights and delegate its obligations under this Agreement to any affiliated entity or to any person or entity which acquires ownership or control of the assets or stock of USMX by sale, merger, reorganization or otherwise. Except as hereinabove provided, neither of the parties hereto may assign any rights or delegate any obligations under this Agreement without the written consent of the other party Subject to the foregoing, this Agreement shall inure to the benefit of and be binding upon the parties and their respective successors and assigns.

8.3 Modifications.This Agreement may be modified only by a writing signed by both parties.

8.4 Governing Law. This Agreement shall be interpreted under and governed by the laws of the State of California.

8.5 Non-waiver. No covenant or condition of this Agreement can be waived except by the written consent of the waiving party. Forbearance or indulgence by either party in any regard whatsoever or failure to take action on account of any default by either party will not constitute a waiver of the covenant or condition to be performed; and, until complete performance of such covenant or condition, the nondefaulting party will be entitled to invoke any remedy available to it under this Agreement or by law or in equity despite said forbearance or indulgence.

8.6 Attorney's Fees. If any litigation is commenced between the parties concerning any provisions of this Agreement, or the rights and duties of any person in relation to this Agreement, the party or parties prevailing in such litigation shall be entitled, in addition to such other relief that is granted, to a reasonable sum as and for its attorneys' fees in such action which are determined by the court in such action or in a separate action brought for that purpose.

8.7 Entire Agreement. This Agreement contains the sole and entire agreement of the parties hereto as of the date hereof with respect to the subject matter of this Agreement, and supersedes and replaces in full any and all other prior or contemporaneous written and/or oral agreements, representations and understandings of or between the parties concerning the subject matter.

8.8 Severability. In case this Agreement, or any one or more of the provisions hereof, are held to be invalid, illegal or unenforceable within any governmental jurisdiction, neither this Agreement nor any provision shall as a consequence thereof be deemed to be invalid, illegal or unenforceable within any other jurisdiction. In case any one or more of the provisions hereof shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceable shall not effect any other provision of this Agreement, and this Agreement shall be construed as if the invalid, illegal or unenforceable provision had never been contained herein, and there shall be deemed substituted such other provision as will most nearly accomplish the intent of the parties to the extent permitted by applicable law.

8.9 Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original as against the party or parties who signed it, but all of which together constitutes a single agreement.

8.10 Headings. The captions set forth in this Agreement are for convenience only and shall not be considered as part of this Agreement or as in any way limiting or amplifying the terms and provisions hereof.

8.11 No Rights in Third Parties. Nothing herein expressed or implied is intended to or shall be construed to confer upon or give to any person, firm or other entity, other than the parties hereo and their respective successors and assigns or personal representatives, any rights or remedies under or by reason of this Agreement.

8.12 Certain Definitions. For purposes of this Agreement, the following terms shall have the following meanings:
(a) "engage or participant in any business" referred to in section 4.3 shall be deemed to mean engaging or participating in any business or businesses, whether for Employee's own account or for that of any other person, firm or corporation, and whether as a stockholder (except as a stockholder in a publicly-held corporation with more than 500 holders of common stock of which Employee owns less than 1% of the outstanding securities of any class), principal, agent, proprietor, partner, officer, director, employee, consultant, or contractor, or in any other capacity.

8.13 Remedies. The parties acknowledge that any breach, violation or evasion by Employee of the terms of this Agreement will result in immediate and irreparable injury and harm to USMX, and will cause damage to USMX in amounts difficult to ascertain. Accordingly, USMX shall be entitled to the remedies of injunction and specific performance, or either of such remedies, as well as to all other legal or equitable remedies to which USMX may be entitled, including, without limitation, termination of the Employment Term and this Agreement. Any breach, violation or evasion by USMX of the terms of this Agreement will result in immediate and irreparable injury to Employee, and shall entitle him to all legal or equitable remedies to which he may be entitled.

IN WITNESS WHEREOF, the parties hereto have executed and delivered this Agreement on _________, at ___________, California, with an Effective Date of October 1, 1998.
U.S. Microbics, Inc.             Employee: Mery C. Robinson
5922-B Farnsworth Court          6965 El Camino Real, Suite 105-279
Carlsbad, CA 92008               Carlsbad, CA 92009

BY:___/s/ Robert C. Brehm_       ____/s/  Mery C. Robinson__
Robert C. Brehm, Director, CEO               Mery C. Robinson

BY : __/s/ Roger Knight ___
     Roger Knight, Director
U.S. Microbics, Inc.
Employment Agreement
====================================
EXHIBIT 10.4   STOCK FOR STOCK ACQUISITION AGREEMENT WITH
XYCLONYX AND MERY C. ROBINSON

THIS AGREEMENT, effective as of August 31, 1997, among Global Venture Funding, Inc., ("Global"), a Colorado corporation at 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009, and Mery Robinson, the sole Shareholder ("Shareholder") of XYCLONYX, a Nevada corporation ("XYCLONYX"), P.O. Box
2908, La Jolla, CA 92038-2908.

Global desires to acquire all of the issued and outstanding stock of XYCLONYX from the Shareholder in exchange for Common Stock, $.0001 par value, of Global ("Common Stock") as hereinafter provided, and the Shareholder desires to effect that exchange in a tax free reorganization under section 368(a)(1)(B) of the Internal Revenue Code of 1986.

1. Representations and Warranties of the Shareholder. The Shareholder represents and warrants to Global as follows:

(a) Organization. XYCLONYX is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada; is duly qualified to transact business as a foreign corporation and is in good standing in the various states in which it transacts business; and has all corporate power necessary to engage in the business in which it is presently engaged.
(b) Capitalization. The authorized capital stock of XYCLONYX consists of 20,000,000 shares of common stock, with a par value of $.001, of which 1,000,000 shares are outstanding and 5,000,000 shares of preferred of which none is outstanding. Each outstanding share of XYCLONYX common stock is duly authorized, validly issued, fully paid and nonassessable, has not been issued and is not owned or held in violation of any preemptive right of shareholders, and is owned of record and beneficially by shareholders in accordance with the following table:

Name of Shareholder                Number of Shares
Mery Robinson                      1,000,000 (100% of stock)
4106 Lemnos Way
Ocean Hills, Ca 92056

Such capital stock listed above is, in each case, free and clear of all liens, security interests, pledges, charges, encumbrances, shareholders' agreements, and voting trusts. There is no commitment, plan or arrangement to issue and no outstanding option, warrant, or other right calling for the issuance of, any share of capital stock of XYCLONYX or any security or other instrument convertible into or exchangeable for capital stock of XYCLONYX.

 (c) Financial Condition. XYCLONYX has delivered to Global true and correct copies of the following, initialed by the chief executive officer of XYCLONYX; the unaudited balance sheet of XYCLONYX as of August 20, 1997.
Each balance sheet presents fairly the financial condition, assets, liabilities, and shareholders' equity of XYCLONYX as of this date; each statement of income and statement of retained earnings presents fairly the results of operations of XYCLONYX for the period indicated; and each statement of changes in financial position presents fairly the information purported to be shown therein. The financial statements referred to in this
Section 1(c) have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved, are correct and complete and are in accordance with the books and records of XYCLONYX.
(1) There has, at no time, been a material adverse change in the financial condition, results of operations, business, properties, assets, liabilities, or future prospects of XYCLONYX;
(2) XYCLONYX has not authorized, declared, paid, or effected any dividend or liquidating or other distribution in respect of its capital stock or any direct or indirect redemption, purchase, or other acquisition of any of that stock;
(3) The operations and business of XYCLONYX have been conducted in all respects only in the ordinary course;
(4) XYCLONYX has not suffered an extraordinary loss (whether or not covered by insurance) or waived any right of substantial value; and
(5) XYCLONYX has not paid or incurred any tax, other liability or expense resulting from the preparation of, or the transactions contemplated by, this Agreement, it being understood that XYCLONYX shall have paid or will pay all of those taxes (including stock transfer taxes resulting from this Agreement or the transactions contemplated hereby), liabilities and expenses.

There is no fact known to XYCLONYX or the Shareholder which materially adversely affects, or in the future may materially adversely affect, the financial condition, results of operations, business, properties, assets, liabilities, or future prospects of XYCLONYX.

(d) Tax and Other Liabilities. XYCLONYX has no liability, of any nature, accrued or contingent, including, without limitation, liabilities for federal, state, local, or foreign taxes and liabilities to customers or suppliers, other than the following:
(1) Liabilities for which full provision has been made on the balance sheet ("Last Balance Sheet") as of August 31, 1997 ("Last Balance Sheet Date") referred to in Section 1(c); and
(2) Other liabilities arising since the Last Balance Sheet Date and prior to the Closing (as defined in Section 3(b)) in the ordinary course of business (which shall not include liabilities to customers on account of defective products or services) which are not inconsistent with the representations and warranties of the Shareholder or any other provision of this Agreement.

Without limiting the generality of the foregoing, the amounts set up as provisions for taxes on the Last Balance Sheet are sufficient for all accrued and unpaid federal, state, local, and foreign taxes of XYCLONYX, whether or not due and payable and whether or not disputed, under tax laws as in effect on the Last Balance Sheet Date or now in effect, for the period ended on that date and for all fiscal years prior thereto. XYCLONYX has filed all federal, state, local, and foreign tax returns required to be filed by it; has delivered to Global true and correct copies for the last two (2) years thereof initialed by the chief executive officer of XYCLONYX; has paid (or has established on the Balance Sheet a reserve for) all taxes, assessments, and other governmental charges payable or remittable by it or levied upon it or its properties, assets, income, or franchises which are due and payable; and has delivered to Global a true and correct copy so initialed of any report as to adjustments received by XYCLONYX from any taxing authority during the past five years and a statement, so initialed, as to any litigation, governmental or other proceeding (formal or informal), or investigation pending, threatened or in prospect with respect to any of those reports or the subject matter of those reports.
(e) Litigation and Claims. There is no litigation, arbitration, claim, governmental or other proceeding (formal or informal), or investigation pending, threatened, or in prospect (or any basis therefore known to XYCLONYX or the Shareholder) with respect to XYCLONYX, the Shareholder, or any of their business, properties, or assets. XYCLONYX is not affected by any present or threatened strike or other labor disturbance nor, to the knowledge of XYCLONYX or the Shareholder, is any union attempting to represent any employee of XYCLONYX as collective bargaining agent. XYCLONYX is not in violation of, or in default with respect to, any law, rule, regulation, order, judgment, or decree; nor is XYCLONYX or the Shareholder required to take any action in order to avoid such a violation or default.
(f) Properties. XYCLONYX has good and marketable title in fee simple absolute to all real properties and good title to all other properties and assets used in its business or owned by it (except real and other properties and assets as are held pursuant to leases or licenses, free and clear of all liens, mortgages, security interests, pledges, charges, and encumbrances.
(1) All accounts and notes receivable reflected on the Last Balance Sheet, or arising since the Last Balance Sheet Date, have been collected, or are and will be good and collectible, in each case at the aggregate recorded amounts thereof without right of recourse, defense, deduction, return of goods, counterclaim, offset, or set off on the part of the obligor, and, if not collected, can reasonably be anticipated to be paid within thirty (30) days of the date incurred.
(2) All inventory of XYCLONYX is usable, and all inventory is good and marketable, on a normal basis in the existing product lines of XYCLONYX as the case may be. In no event do such inventories represent more than a ten
(10) day supply measured by the volume of sales or use for period ended
August 31, 1997 (end of recent interim period). All inventory is merchantable and fit for the particular purpose for which it is intended.
(3) No real property owned, leased, licensed, or used by XYCLONYX lies in an area which is, or to the knowledge of XYCLONYX or the Shareholder will be, subject to zoning, use, or building code restrictions which would prohibit, and no state of facts relating to the actions or inaction of another person or entity or their ownership, leasing, licensing, or use of that real property in the business in which XYCLONYX is now engaged or the business in which it contemplates engaging.
(4) The real and other properties and assets (including Intangibles) owned, leased, or licensed by XYCLONYX constitute all such properties and assets which are necessary to the business of XYCLONYX as presently conducted or as it contemplates conducting.
(g) Contracts and Other Instruments. All contracts have been disclosed to Global as it relates to XYCLONYX or to the Shareholder. XYCLONYX has furnished to Global:
(1) The certificate of incorporation and by-laws of XYCLONYX and all amendments thereto, as presently in effect, certified by the Secretary of the corporation; and
(2)  The following, initialed by the chief executive officer of XYCLONYX:
(i) true and correct copies of all contracts, insurance policies, agreements, promissory notes, and instruments have been provided to Global; (ii) true and correct copies of all leases and licenses have been provided to Global; and
(iii) true and correct written descriptions of all supply, distribution, agency, financing, or other arrangements or understandings have been provided to Global.

Neither XYCLONYX, the Shareholder, nor (to the knowledge of XYCLONYX or the Shareholder) any other party to any of those contracts, agreements, instruments, leases, or licenses, is now or expects in the future to be in violation or breach of, or in default with respect to complying with, any material provision thereof, and each contract, agreement, instrument, lease, or license is in full force and is the legal, valid, and binding obligation of the parties thereto and is enforceable as to them in accordance with its terms. Each supply, distribution, agency, financing, or other arrangement or understanding is a valid and continuing arrangement or understanding; neither XYCLONYX nor any other party to any arrangement or understanding has given notice of termination or taken any action inconsistent with the continuance of such arrangement or understanding; and the execution, delivery, and performance of this Agreement will not prejudice any such arrangement or understanding in any way. XYCLONYX enjoys peaceful and undisturbed possession under all leases and licenses under which it is operating.
Neither XYCLONYX nor any of its officers or directors is a party to or bound by any contract, agreement, instrument, lease, license, arrangement, or understanding, or subject to any charter or other restriction, which has had, or (to the knowledge of XYCLONYX or the Shareholder) may in the future have, a material adverse effect on the financial condition, results of operations, business, properties, assets, liabilities, or future prospects of XYCLONYX.

XYCLONYX, within the last five (5) years has not engaged in, is not engaging in, and does not intend to engage in any transaction with, and has not had within the last five (5) years, or now have, or intend to have any contract, agreement, lease, license, arrangement, or understanding with, the Shareholder, any director, officer, or employee of XYCLONYX, any relative or affiliate of the Shareholder or of any director, officer, or employee, or any other corporation or enterprise in which the Shareholder, any director, officer, or employee, or any relative or affiliate then had or now has a five (5%) percent or greater equity or voting or other substantial interest, other than contracts, agreements and the technology license agreement between XYCLONYX and the Shareholder. The stock ledgers and stock transfer books and the minute book records of XYCLONYX relating to all issuances and transfers of stock by XYCLONYX and all proceedings of the shareholders and the Board of Directors and committees thereof of XYCLONYX since its incorporation made available to Global counsel are the original stock ledgers and stock transfer books and minute book records of XYCLONYX or exact copies thereof.
XYCLONYX is not in violation or breach of, or in default with respect to, any term of its certificate of incorporation or by-laws.
(h) Employees. XYCLONYX does not have and has not contributed to any pension, profit-sharing, option, other incentive plan, or any other type of Employee Benefit Plan (as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974 ("ERISA")), or have any obligation to or customary arrangement with employees for bonuses, incentive compensation, vacations, severance pay, insurance, or other benefits. XYCLONYX has furnished to Global true and correct copies initialed by the chief executive officer of XYCLONYX of all documents evidencing plans, obligations or arrangements (or true and correct written summaries so initialed of such plans, obligations, or arrangements to the extent not evidenced by documents), and true and correct copies so initialed of all documents evidencing trusts relating to any such plans
(i) Patents, Trademarks, Et Cetera. XYCLONYX does not own or have pending, and is not licensed under, any patent, patent application, trademark, trademark application, trade name, service mark, copyright, franchise, or other intangible property or asset (all of the foregoing being herein called "Intangibles"), all of which, if any, are in good standing and Uncontested. Neither the Shareholder, any director, officer, or employee of XYCLONYX, any relative or affiliate of the Shareholder or of any director, officer, or employee, nor any other corporation or enterprise in which the Shareholder, any director, officer, or employee, or any relative or affiliate had or now has a five (5%) percent or greater equity or voting or other substantial interest, possesses any Intangible which relates to the business of XYCLONYX.

Notwithstanding the above paragraph, GLOBAL acknowledges that XYCLONYX has been issued a license by Shareholder for certain microbial technology, including rights to the use of various patents and that such technology license contains a requirement to pay the Shareholder certain royalties and fees based upon a percentage of the revenue, resulting from such technology, of Xyclonyx.

There is no right under any Intangible necessary to the business of XYCLONYX as presently conducted or as it contemplates conducting except as stated in the previous paragraph. XYCLONYX has not infringed, is not infringing, and has received no notice of infringement of asserted Intangibles of others.
To the knowledge of XYCLONYX, or the Shareholder, there is no infringement by others of Intangibles of XYCLONYX. As far as XYCLONYX or the Shareholder can foresee, there is no Intangible of others which may materially adversely affect the financial condition, results of operations, business, properties, assets, liabilities, or future prospects of XYCLONYX.

(j) Authority to Sell. XYCLONYX and the Shareholder have all requisite power and authority to execute, deliver, and perform this Agreement. All necessary corporate proceedings of XYCLONYX and the Shareholder have been duly taken to authorize the execution, delivery, and performance of this Agreement by XYCLONYX. This Agreement has been duly authorized, executed and delivered by XYCLONYX; has been duly authorized, executed and delivered by the Shareholder; is the legal, valid, and binding obligation of XYCLONYX and the Shareholder; and is enforceable as to them in accordance with its terms.

No consent, authorization, approval, order, license, certificate, or permit of or from, or declaration of filing with, any federal, state, local, or other governmental authority or any court or other tribunal is required by XYCLONYX or the Shareholder for the execution, delivery, or performance of this Agreement by XYCLONYX or the Shareholder. No consent of any party to any contract, agreement, instrument, lease, license, arrangement, or understanding to which XYCLONYX or the Shareholder is a party, or to which any of their properties or assets are subject, is required for the execution, delivery or performance of this Agreement ; and the execution, delivery, and performance of this Agreement will not violate, result in a breach of, conflict with, or (with or without the giving of notice or the passage of time or both) entitle any party to terminate or call a default under any contract, agreement, instrument, lease, license, arrangement, or understanding, or violate or result in a breach of any term of the certificate of incorporation (or other charter document) or by-laws of XYCLONYX or the Shareholder or violate, result in a breach of, or conflict with any law, rule, regulation, order, judgment, or decree binding on XYCLONYX or the Shareholder or to which any of their operations, business, properties, or assets are subject. Upon the Closing, GLOBAL will have good title to all the capital stock of XYCLONYX free and clear of all liens, security interests, pledges, charges, encumbrances, shareholders' agreements, and voting trusts.
(k) Non-Distributive Intent. The Shareholder is acquiring the shares of Global Common Stock to be issued hereunder to it for its own account (and not for the account of others) for investment and not with a view to the distribution thereof. The Shareholder will not sell or otherwise dispose of those shares without registration under the Securities Act of 1933 or an exemption therefrom, and the certificate or certificates representing those shares will contain a legend to the foregoing effect. By virtue of its position, the Shareholder has access to the kind of financial and other information about the Purchaser as would be contained in a registration statement filed under the Securities Act of 1933. The Shareholder understands that it cannot sell or otherwise dispose of the shares in the absence of either a registration statement under the Securities Act of 1933 or an exemption from the registration provisions of the Securities Act of 1933.
(l) Completeness of Disclosure. No representation or warranty by the Shareholder in this Agreement contains, or (except for changes beyond the control of the Shareholder) on the date of Closing will contain, any untrue statement of material fact or omits, or (except for changes beyond the control of XYCLONYX and the Shareholder) on the date of the Closing will omit, to state a material fact necessary to make the statements made not misleading.
(m) Earnings Estimate. XYCLONYX estimates its net (after taxes) earnings for the year ended September 30, 1998, after the Closing ("Second Year") to be $1,000,000 ("Projected Earnings").

2. Representations and Warranties of Global. Global represents and warrants to the Shareholder as follows:
(a) Global Organization. Global is a corporation duly organized, validly existing, and in good standing under the laws of the State of Colorado with all requisite power and authority to own, lease, license, and use its properties and assets, and to carry on the business in which it is now engaged and in which it contemplates engaging.
(b) Global Capitalization. The authorized capital stock of Global consists of 150,000,000 shares of Common Stock, $.0001 par value of which 4,173,898 shares were outstanding as of June 30, 1997, and 20,000,000 shares of Preferred Stock of which 500,000 were authorized as Series II, $.10 par value, (453,574 outstanding), 500,000 were authorized as Series B, $.10 par value (384,475 outstanding), 50,000 were authorized as Series C, $.10 par value (5,300 outstanding), and 50,000 were authorized as Series D, $.10 par value (20,250 outstanding) as of June 30, 1997. Each outstanding share of stock is duly uthorized, validly issued, fully paid and nonassessable.
(c) Validity of Shares. The shares of Global Common Stock to be delivered to the Shareholder pursuant to this Agreement, when issued in accordance with the terms and provisions of this Agreement, will be duly authorized, validly issued, fully paid, and nonassessable.
(d) Authority. Global has all requisite power and authority to execute, deliver, and perform this Agreement. All necessary corporate proceedings of directors of Global have been duly taken to authorize the execution, delivery, and performance of this Agreement by Global. This Agreement has been duly authorized, executed, and delivered by Global, is the legal, valid and binding obligation of Global, and is enforceable as to it in accordance with its terms.
(e) Financial Condition. Global has delivered to XYCLONYX a true and correct copy of the following, initialed by the chief executive officer of Global: audited balance sheets of Global as of September 30, 1996. The financial statements referred to in this Section 2(e) have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved, are correct and complete and are in accordance with the books and records of Global. There is no fact known to Global which materially adversely affects, or in the future may materially adversely affect, the financial condition, results of operations, business, properties, assets, liabilities, or future prospects of Global.
(f) Non-Distributive Intent. Global is acquiring XYCLONYX common stock for its own account (and not for the account of others) for investment and not with a view to the distribution thereof. Global will not sell or otherwise dispose of the shares (whether pursuant to a liquidating dividend or otherwise) without registration under the Securities Act of 1933 or an exemption therefrom, and the certificate or certificates representing the shares will contain a legend to the foregoing effect. By virtue of its position, Global has access to the kind of financial and other information about XYCLONYX as would be contained in a registration statement filed under the Securities Act of 1933. Global understands that it may not sell or otherwise dispose of the shares in the absence of either a registration statement under the Securities Act of 1933 or an exemption from the registration provisions of the Securities Act of 1933.
(g) Tax and Other Liabilities. Global has no liability, of any nature, accrued or contingent, including, without limitation, liabilities for federal, state, local or foreign taxes and liabilities to customers or suppliers, other than the following: (1) Liabilities for which full provision has been made on the balance sheet ("Last Balance Sheet") as of September 30, 1996 ("Last Audited Balance Sheet Date") referred to in Section 2(f); and (2) Other liabilities arising since the Last Balance Sheet Date and prior to the Closing (as defined in Section 3(b)) in the ordinary course of business (which shall not include liabilities to customers on account of defective products or services) which are not inconsistent with the representations and warranties of Global or any other provision of this Agreement.

Without limiting the generality of the foregoing, the amounts set up as provisions for taxes on the Last Balance Sheet are sufficient for all accrued and unpaid federal, state, local and foreign taxes of Global, whether or not due and payable and whether or not disputed, under tax laws, as in effect on the Last Balance Sheet Date or now in effect, for the period ended on that date and for all fiscal years prior thereto. Global will file all federal, state, local, and foreign tax returns required to be filed by it for the last fiscal year.
(h)Litigation and Claims. There is no material litigation, arbitration, claim, governmental or other proceeding (formal or informal), or investigation pending, threatened, or in prospect (or any basis therefore known to Global) with respect to Global or any of its business, properties, or assets. Global is not affected by any present or threatened strike or other labor disturbance nor, to the knowledge of Global, is any union attempting to represent any employee of Global as collective bargaining agent.
(i) Acquisitions. Since its incorporation on December 7, 1984, Global has not conducted any material business or acquired any property, nor has Global entered into any material contracts, lease, indentures, mortgages or other instruments which are not disclosed in the financial statements of Global or the notes thereto.
(j) Ordinary Course of Business. Global is not a party to any employment agreement with any officer, director or shareholder, or to any lease, agreement or other commitment not in the usual and ordinary course of business, nor to any pension, insurance, profit sharing or bonus plan, except as disclosed in the financial statements or other public documents.
(k) Periodic Reports. Global will file all required reports under the Securities Exchange Act of 1934 and the Securities Act of 1933 since the respective dates upon which registration statements under such Acts were declared effective by the Securities and Exchange Commission.
(l) Share Trading. Shares of Global Common Stock are presently traded on the OTC Bulletin Board.

3.   Exchange.
(a) Terms of Exchange. On the basis of the representations, warranties, covenants, and agreements contained in this Agreement and subject to the terms and conditions of this Agreement:
(1) The Shareholder shall sell, assign, transfer, and convey to Global by delivery to an independent escrow agent agreed upon by XYCLONYX, the Shareholder and Global ("Escrow Agent") all of the outstanding shares of capital stock of XYCLONYX; and shall deliver to the Escrow Agent certificates representing those shares fully endorsed in blank or accompanied by stock powers duly endorsed in blank, in each case in proper form for transfer, with signatures guaranteed by a commercial bank or a member firm of the New York Stock Exchange, Inc. or a member of the National Association of Securities Dealers, Inc., and with all stock transfer and any other required documentary stamps affixed thereto; and (2) In consideration for the shares referred to in Section 3(a)(1), upon the signing of this Agreement, Global shall deliver to the Shareholder a certificate for Global Common Stock.
The certificate for Global Common Stock shall be registered in name and for the number of shares of Global Common Stock as set forth in the table below:

Name of Shareholder         Number of Shares
Mery Robinson          250,000 shares of Common Stock
                     These shares are exchanged for a value of $250,000.

(b) Closing. The closing of the transactions contemplated by Sections 3(a)(1) and 3(a)(2) shall take place at the offices of Global at 6965 El Camino Real, Suite 105, Carlsbad, CA 92009 at 9:00 a.m., local time, on August 31, 1997.
The closing may occur at such different place, different time, or different date, or a combination thereof, as Global, XYCLONYX and the Shareholder agree in writing. The closing of the transactions contemplated by Sections 3(a)(1) and 3(a)(2) is herein called the "Closing."

(c)  Indemnity Against Liabilities.
(1) The Shareholder agrees to indemnify and hold harmless Global, XYCLONYX, and their respective officers, directors, controlling persons (if any), employees, attorneys, agents, and shareholders, in each case past, present, or as they may exist at any time after the date of this Agreement (the "Indemnitees") against and in respect of any and all: (i) Claims, suits, actions, proceedings (formal or informal), investigations, judgments, deficiencies, damages, settlements, liabilities, and legal and other expenses (including legal fees and expenses of attorneys chosen by any Indemnitee), as and when incurred, arising out of or based upon any breach of any representation, warranty, covenant, or agreement of XYCLONYX or the Shareholder contained in this Agreement; and (ii) Claims, suits, actions, and proceedings (formal or informal) of persons or entities and related judgments, deficiencies, damages, settlements, liabilities, and legal and other expenses (including legal fees and expenses of attorneys chosen by any Indemnitee), as and when incurred, arising out of or based upon the conduct of the business of XYCLONYX prior to the Closing.

(2) Global or another Indemnitee shall give the Shareholder prompt notice of any claim asserted or threatened against any Indemnitee on the basis of which that Indemnitee intends to seek indemnification from the Shareholder as herein provided.

4. Conditions to Obligations of Global. The obligations of Global under this Agreement are subject, at the option of Global to the following conditions:
(a) Accuracy of Representations and Compliance with Conditions. All representations and warranties of XYCLONYX or the Shareholder contained in this Agreement shall be accurate when made and, in addition, shall be accurate as of the Closing as though the representations and warranties were then made in exactly the same language by XYCLONYX or that the Shareholder and regardless of knowledge or lack thereof on the part of XYCLONYX or the Shareholder or changes beyond their control; as of the Closing, XYCLONYX and the Shareholder shall have performed and complied with all covenants and agreements and satisfied all conditions required to be performed and complied with by any of them at or before that time by this Agreement; and Global shall have received certificates signed by the chief executive officer of XYCLONYX and by the Shareholder dated the date of the Closing to that effect, substantially in the form of Exhibits F and G, respectively.
(b) Review of Proceedings. All actions, proceedings, instruments, and documents required to carry out this Agreement or incidental thereto and all other related legal matters shall be subject to the reasonable approval of Diane M. Lalosh, counsel to Global, and XYCLONYX and the Shareholder shall have furnished that counsel those documents as such counsel may have reasonably requested for the purpose of enabling them to pass upon such matters.
(c) Legal Action. There shall not have been instituted or threatened any legal proceeding relating to, or seeking to prohibit or otherwise challenge the consummation of, the transactions contemplated by this Agreement, or to obtain substantial damages with respect thereto.
(d) Blue-Sky Law Compliance. Global shall have received, at or prior to the Closing, if necessary, a permit from appropriate blue-sky or securities law administrator with regard to the delivery of XYCLONYX common stock as contemplated by this Agreement.
(e) Contractual Consents Needed. The parties to this Agreement shall have obtained, at or prior to the Closing, all consents required for the consummation of the transactions contemplated by this Agreement from any party to any contract, agreement, instrument, lease, license, arrangement, or understanding to which any of them is a party, or to which any of their respective businesses, properties, or assets are subject.

5.   Miscellaneous.
(a) Further Actions. At any time and from time to time, each party agrees, at its expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.
(b) Availability of Equitable Remedies. Since a breach of the provisions of this Agreement could not adequately be compensated by money damages, any party shall be entitled, either before or after the Closing, in addition to any other right or remedy available to it, to an injunction restraining the breach or threatened breach and to specific performance of any provision of this Agreement, and, in either case, no bond or other security shall be required in connection therewith, and the parties hereby consent to the issuance of such an injunction and to the ordering of specific performance.
(c) Survival. The covenants, agreements, representations, and warranties contained in or made pursuant to this Agreement shall survive the Closing and any delivery of shares of Global Common Stock by Global, irrespective of any investigation made by or on behalf of any party. The statements contained in any document executed by XYCLONYX, or the Shareholder relating hereto or delivered to Global in connection with the transactions contemplated hereby or thereby, or in any statement, certificate, or other instrument delivered by or on behalf of XYCLONYX, or the Shareholder pursuant hereto or thereto or delivered to Global in connection with the transactions contemplated hereby or thereby shall be deemed representations and warranties, covenants and agreements, or conditions, as to the case may be, of XYCLONYX or the Shareholder hereunder for all purposes of this Agreement (including all statements, certificates or other instruments delivered pursuant hereto or thereto or delivered in connection with the transactions contemplated hereby or thereby).
(d) Modification. This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, supersede all existing agreements among them concerning the subject matter, and may be modified only by a written instrument duly executed by each party with the approval of the Board of Directors of each corporate party.
(e) Notices. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be mailed by certified mail, return receipt requested, or delivered against receipt to the party to whom it is to be given at the address of that party set forth in the preamble to this Agreement. Any notice or other communication given by certified mail shall be deemed given at the time of certification thereof, except for a notice changing a party's address which will be deemed given at the time of receipt thereof.
(f) Waiver. Any waiver by any party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any breach of that provision or of any breach of any other provision of this Agreement.
The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions will not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing and, in the case of a corporate party, be authorized by a resolution of the Board of Directors or by an officer of the waiving party.
(g) Joint and Several Obligations. The representations, warranties, covenants, and agreements of the Shareholder in this Agreement are joint and several, but the Shareholder shall not have any rights against XYCLONYX if a remedy is sought or obtained against the Shareholder because both XYCLONYX and the Shareholder breach a representation, warranty, covenant, or agreement.
(h) Binding Effect. The provisions of this Agreement shall be binding upon and inure to the benefit of Global, XYCLONYX, and the Shareholder and their respective successors and assigns.
(i) No Third-Party Beneficiaries. This Agreement does not create, and shall not be construed as creating, any rights enforceable by any person not a party to this Agreement.
(j) Separability. If any provision of this Agreement is invalid, illegal, or unenforceable, the balance of this Agreement shall remain in effect, and if any provision is inapplicable to any person or circumstance, it shall nevertheless remain applicable to all other persons and circumstances.
(k) Headings. The headings in this Agreement are solely for convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.
(l) Counterparts; Governing Law. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. It shall be governed by and construed in accordance with the laws of California, without giving effect to conflict of laws.
(m) Arbitration. All disputes and questions whatsoever which shall arise between XYCLONYX or the Shareholder and Global or their representatives involving this Agreement, or the construction or application thereof, or any clause or thing herein contained or any account, valuation or division of liabilities to be made hereunder, or as to any act, deed or omission of XYCLONYX, or the Shareholder or Global or to any other matter in any way relating to this Agreement or the rights, duties or liabilities of any person under this Agreement, shall be referred to a single arbitrator in case XYCLONYX or the Shareholder and Global agree upon one; otherwise to two arbitrators, one to be appointed by each party to the difference (in the event XYCLONYX and the Shareholder are joint parties to the arbitration, then they shall together select only one arbitrator. All such arbitration shall take place in Denver, Colorado, unless the parties agree to another location.

IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first written above.

XYCLONYX
Date : ___________________
By: __/s/ Mery Robinson______________
Mery Robinson, President
Sole Shareholder

Global Venture Funding, Inc.
Date: ____________________
By: ___/s/ Robert C. Brehm__________
Robert C. Brehm, President

XYCLONYX STOCK FOR STOCK ACQUISITION AGREEMENT
=====================================
EXHIBIT 10.5   LICENSE AGREEMENT WITH WEST COAST FERMENTATION
CENTER

This Agreement is made this 1st day of March 1998, by and between: XyclonyX, a Nevada Corporation, 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009, hereinafter referred to as "Licensor", and West Coast Fermentation Center, a Nevada corporation, 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009 hereinafter referred to as "Licensee".
WHEREAS, Licensor holds the Exclusive Worldwide Master License to the
Technical information and all related manufacturing and marketing rights and know-how necessary for the manufacture and sale of Microbial Blend Products and related equipment, microbial blends and services, and application processes hereinafter referred to as the "Products";
WHEREAS, Licensee desires to acquire the right to manufacture the Products, use the Technical information and the Licensor's Trademarks and to receive technical assistance from Licensor for the application and sale of the Products, for the Specified Market, in the specified Territory and Licensor is willing to grant such right to Licensee;
NOW, THEREFORE, to effect the above purpose, and in consideration of the mutual covenants and premises set forth herein, Licensor and Licensee hereby agree as follows:
1.0 DEFINITIONS:
The terms defined in this Section shall, for all purposes of the Agreement, except where the context clearly requires otherwise or except as otherwise indicated, have the meaning specified below:
1.1 "Product(s)" shall mean the know-how, services, Biological Product Line and microbial blends and application techniques, specifications of which are set forth in Exhibit "A" attached hereto.
1.2 "Technical Information" shall mean all the Proprietary and confidential information, technical data, processes, and specifications known to the Licensor in connection with the application and marketing of the Product.
1.3 "Territory" shall mean, the United States.
1.4 "Licensor's Trademarks" shall mean the trademarks as licensed or used by Licensor on or in connection with the Product, which Trademarks are shown in
 Exhibit "B".
1.5 The Term "Specified Market" shall mean the subsidiaries of Global Venture Funding, Inc. as currently as XyclonyX, Sol-Tech Corporation, Bio-Con
Microbes, and Sub-Surface Waste management, Inc. Licensee shall sell its products only to licensed subsidiaries of GVF, Inc.
1.6 "Biological Product Line" and the term "microbial blends" shall mean all Bio-Con biological products licensed to Licensee as having utility in the above Specified Markets, including, but not limited to, the specific products listed in Exhibit "A".
1.7 "Effective Date" shall mean the date on which this Agreement is executed.
1.8 The "Term" of this Agreement shall be ten (10) years, whichever is less, commencing on the Effective Date unless sooner terminated by the Licensor or Licensee in accordance with the provisions herein.Thereafter, this Agreement may be renewed by mutual agreement between the parties hereto.
1.9 "Microbial Treatment Units" is the term corresponding to the amount of cultured blend packaged and applied to a project. (e.g. generally, a Microbial Treatment Unit would equal 60 grams of blended dry cultures).
2.0 LICENSE GRANT:
2.1 Licensor hereby grants to Licensee an exclusive right and license to the Technical Information, Biological Product Line and the exclusive right and license to manufacture the Products, for the Specified Market, in the Territory during the Term of this Agreement. Licensee is hereby granted the right to subcontract for the installation, distribution, manufacture, service and sale and application of the Products, subject to Licensor's prior written consent and approval, which consent shall not be unreasonably withheld.
2.2. The Licensor shall not offer or negotiate with any other party for any rights to the Specific Market in connection with the Products defined herein in the Specified Territory.
2.3 Licensor hereby grants to Licensee a non-exclusive right and license to use the Licensor's Trademarks or names in the Territory. Licensee may not use names or marks other than the Licensor's Trademarks in connection with the Products licensed in this Agreement and sold by Licensee. Where applicable, the Products repackaged and sold by Licensee shall carry the appropriate patent number, name of manufacturer, and place of manufacture.
2.4 During the term of this Agreement, Licensor shall not distribute or sell the Product in the Territory directly or through any business affiliated with Licensor without paying Licensee a commission of such sales.
2.5 During the term of the Agreement, Licensee shall not export, distribute, or sell the Product outside the Territory directly or indirectly by any means, or through any business affiliated with Licensee, and shall forward to Licensor any and all inquiries and information related to the Product it has received from prospective customers outside the Territory. The Licensor shall pay the Licensee five percent (5%) of the gross sales amount, license fees (in the instance of introduction to a new Licensee), royalties or any other revenue derived from the referral in connection with any customers or contacts provided to the Licensor by the Licensee. Said five-percent(5%) referral fee shall be payable with respect to new customer-generated revenue received by Licensor during the first ninety(90) days of business from/with the new customer.
3.0 SUPPLY OF THE PRODUCT AND AFTER-SALES SERVICES:
3.1 Licensee acknowledges that Licensor may be obligated to supply the Product to customers who may have submitted orders to Licensor prior to the effective Date of this Agreement. Licensee agrees that it shall fill such-orders on behalf of Licensor, provided that such orders carry economic benefits to the Licensee at levels equal to or greater than orders the Licensee would negotiate in the normal course of business.
3.2 Licensee agrees that it shall provide after-sales services for the Products sold by Licensor prior to the Effective Date of this Agreement, provided that rendering of such services shall return economic benefits to the Licensee at a level equal to or greater than services rendered by the Licensee in the normal course of business. Licensor agrees not to sell the common stock for a period of at least twelve months from receipt.
4.0 OMIT.
5.0 OMIT.
6.0 SCHEDULE OF EXCLUSIVE LICENSE FEES
6.1 Consideration: In consideration of the grant of an exclusive license, which exclusive license shall include all terms and conditions as set forth herein, Licensee shall pay a total of $5,000,000 as follows: $250,000 during the first quarter after the effective date, and $250,000 per quarter starting the 5th quarter after the effective date until paid in full. Payments not made on schedule are subject to a 10% late fee.
7.0 OMIT.
8.0 TECHNICAL INFORMATION AND LICENSOR'S TRADEMARKS
8.1 All rights in the Technical Information and the Licensor's Trademarks other than those specifically granted herein are reserved to Licensor.
Licensee acknowledges that Licensee shall not acquire any title or interest in the Technical Information or Licensor's Trademarks as a result of the Licensee's use thereof. Licensee acknowledges that Licensor holds the Exclusive Master Distributor License.
8.2 Licensor shall have Licensee registered as a registered or permitted user, or the like, of the Licensor's Trademarks with the appropriate governmental agency or entity, within the Territory, as may be required. Any cost to record such an application shall be borne by Licensee. Upon termination or expiration of this Agreement for any reason whatsoever, Licensor may immediately apply to cancel Licensee's status as a registered or permitted user. Licensee shall consent in writing to the cancellation and shall join in any cancellation petition.
8.3 Licensor shall indemnify, defend, and hold Licensee harmless from any and all suits or proceeding based on a claim that the Products constitute an infringement of any United States or foreign patent. Licensee shall promptly notify Licensor of the existence of any claim of patent infringement of any Products to which Licensor's indemnification obligation would apply, and shall give Licensor the reasonable opportunity to defend the same at its own expense, provided that Licensee shall at all times also have the right to full participation the defense at its expense. Licensee, at its sole option, may actively participate in the defense of any such suit or proceeding, sharing in the cost of said defense if it participates in such suit or proceeding. Licensee shall cooperate with Licensor in the defense of any proceeding for any infringement under this indemnification.
9.0 REPRESENTATIONS:
9.1 Licensee represents that it possesses sufficient engineering ability to manage and direct the application of the Products, including ability to produce drawings and conceptual designs and to provide technical assistance to the Product appliers.
9.2 Licensee represents that it has the intention and ability to develop distribution and sales channels through which the Product may be distributed and sold efficiently.
9.3 Licensor represents that it holds the Exclusive Master Distribution License of the Technical Information and Biological Product Line and that there are no claims, existing or threatened, in connection with the Licensor's clear title or license. Licensor represents that the Products, Technical information, Biological Product Line and related know-how do and will function for the intended purpose of each Product as described in the Technical Information and, further, that the Licensor has performed sufficient testing and analysis to prove the usefulness and competitive efficiency of the technology underlying this Agreement for full scale field applications.
9.4 Licensor represents that all microbial blends, bacteria or the like in connection with the Biological Product Line will be available for application not later than ninety (90) days after the Effective Date of this Agreement.
10.0 NON-COMPETITION:
10.1 During the term of this Agreement, Licensee shall not engage, directly or indirectly, in the marketing or use of any competitive product or process whose use or composition is similar to that of the Products without the written consent of the Licensor, providing that the Products can be demonstrated to be useful and competitive for all applications contemplated by Licensee's customer base.
10.2 Licensee acknowledges and agrees that due to the unique nature of the Products and Processes and the irreparable harm that disclosure or unauthorized sales, use, and application shall cause Licensor, Licensee agrees that during the term of this Agreement, and in the event of termination of this agreement, Licensee covenants and agrees as follows:
a) During the term of this Agreement and for a period of ten(10) years after termination of this Agreement, including but not limited to, the provisions of Paragraph 13.0, herein, neither Licensee nor any of his employees, agents, partners, representatives and/or servants shall directly or indirectly solicit customers of or divert business from Licensor for the purpose of microbiological research, production, application, usage, sales, or manufacturing of Licensor's patented products, proprietary techniques, applications, or processes, or any microbial blends, formulae, or cultured products or products of fermentation or bio-chemical blends as described herein of developed hereafter by Licensor.
11.0 CONFIDENTIALITY AND NONDISCLOSURES:
11.1 Licensee shall hold in confidence the Technical Information which is identified as "proprietary" or "confidential" when delivered to Licensee (hereinafter referred to as "Confidential Information").
11.2 Licensee shall use the Confidential Information for the sole purpose of application and marketing the Products. Licensee shall refrain from using or allowing the use of the Confidential Information for any other private or commercial purpose.
11.3 Licensee agrees that the Confidential Information shall be shown to or discussed only with selected individuals employed by Licensee on a "need to know" basis for the purposes of performing under this Agreement. Licensee shall take, and shall cause all its employees to take reasonable precaution to insure the confidentiality of the Confidential Information.
11.4 The Confidential Information received by Licensee shall not be disclosed or divulged to any third party or parties without prior written approval of Licensor. Prior to showing the Confidential Information to, or discussing it with, any third party, Licensee shall require the third party to maintain the confidentiality under the same terms hereof.
11.5 Upon termination of this Agreement, Licensee shall cease to use and shall forthwith return or surrender to Licensor all the Confidential Information and all reproductions thereof in their custody or possession.
11.6 Licensee understands and agrees that Licensor might be irreparably harmed by violation of this Article, and that the use of the Confidential Information for the business purposes of any party other than Licensor could enable such party to compete unfairly with Licensor. In the event that Licensee becomes aware of any breach of the confidentiality of, or the misappropriation of, any of the Confidential Information, Licensee will promptly give notice thereof to Licensor. In addition, Licensor shall be entitled to injunctive relief, to enforcement by specific performance of this Article and to damages or may terminate this Agreement.
11.7 The obligation of Licensee under this Article shall survive the termination or rescission of the Agreement for a period of ten (10) years after such expiration, termination, or rescission.
12.0 INDEMNIFICATION
12.1 Licensee shall indemnify, defend and hold Licensor, its affiliates, subcontractors, officers, employees and agents harmless from any and all costs and demands resulting from any damage, loss or injury, whether to property or persons, including death, resulting from, arising out of, or in connection with: (1) negligence; (2) intentional acts; or (3) errors and omissions of the Licensee, its employees, officers, contractors, or agents in connection with the installing, handling or marketing of the Products.
13.0 TERMINATION:
13.1 This Agreement may be terminated immediately by Licensor upon:
(a) The failure of Licensee to cure a material breach of this Agreement within sixty (60) days of receipt of written notice to Licensee of such breach;
(b) The failure of Licensee to pay any license cost as described herein within sixty (60) days from the due date;
(c) In the event Licensee is delinquent in payment obligations to Licensor or its affiliates under this Agreement or otherwise, Licensor may terminate this Agreement. Licensor's rights to terminate by reason of default on payments by Licensee, as provided for this section, shall not be valid until such time as Licensor has transferred Technical Information to Licensee as required herein.
13.2 This Agreement may be terminated immediately by Licensee upon:
(a) The failure of Licensor to cure a material breach of this Agreement within
(60) days of receipt of written notice to Licensor of such breach;
13.3 Upon termination of this Agreement for any reason whatsoever Licensee will return to Licensor all notes, records, documents, drawings, specifications, and all other information in any form relating to Licensor under this Agreement, all of which shall remain the sole property of Licensor.
13.4 Upon termination of this Agreement for any reason other than a payment default or the failure to obtain all applicable governmental agency approval, Licensee shall provide Licensor, within ten (10) days from the date of such termination, with a list of all orders outstanding on the date of termination. Licensee shall have the right to complete the delivery of any Product to be supplied in accordance with the terms of such orders, and Licensor shall be entitled to receive royalties and to exercise its rights in relation to royalty payments, in accordance with this Agreement
14.0 OMIT.
15.0 TECHNICAL ASSISTANCE
15.1 Within sixty (60) days of the Effective Date, Licensor shall transfer to the Licensee all Technical Information in a form and manner necessary to enable the Licensee to sell, apply and service the Product and Biological Product Line without further technical assistance from the Licensor.
15.2 Upon prior written request of Licensee, and subject to the agreement of Licensor with regard to the schedule and content of such assistance, Licensor shall provide the following services under the conditions as stipulated hereunder:
a) All such engineering/technical assistance as 15.1 above, shall be done at Licensor's expense at Licensor's choice of location.
b) Any additional assistance which may be requested by Licensee from time to time, shall be done at Licensee's expense, and shall be billed at then current prevailing rates per hour, per capita, for the hours of the services actually provided by Licensor's engineer/technical expert(s).
c) All travel expenses (including transportation, meals, and lodging during travel) shall be invoiced at cost by Licensor, and shall be paid by Licensee, within thirty (30) days after receipt of invoice from Licensor, provided that the airfare for round-trip transportation shall be paid in advance by Licensee.
d) Upon prior written request of Licensee, Licensor agrees to provide training to a reasonable number of Licensee's engineers at Licensor's facilities for a period not to exceed five (5) days per year during the term of this agreement. This training shall be in relation to the application of the product. Licensor shall pay the costs and expenses for such training and any training in excess of said five days should be paid by Licensee.
15.3 Licensor shall provide, during the first ninety (90) days, Licensor's biotechnical/application/marketing consultation time, by telephone, at Licensor's expense.
15.4 Any additional assistance by Licensor's personnel, or consultants which may require a personal site visit or customer contact shall be billed at the prevailing, reasonable and/or customary rate per day, plus travel and per diem expenses and payable by Licensee.
16.0 OMIT.
17.0 ARBITRATION:
All disputes, controversies, or differences arising out of, relating to, or in connection with this Agreement between the parties hereto, or any breach thereof, which cannot be resolved amicably by the parties shall be finally settled by arbitration by a panel of three (3) arbitrators in accordance with the Rules of and Procedures of the American Arbitration Association.
Each party shall appoint one (1) arbitrator and the two (2) arbitrators shall appoint the third arbitrator. Any decision rendered by such arbitration shall be binding upon both parties. The place of arbitration shall be San Diego, California. The award rendered by the arbitrators shall be final and binding upon the parties hereto.
18.0 APPLICABLE LAW:
This Agreement shall be governed by and construed in accordance with the laws of the State of California.
19.0 FORCE MAJEURE:
19.1 Neither party shall be liable to the other party for the failure or delay in performance of any of its obligations under this Agreement due to acts of God, fire, flood, strikes, labor troubles or other industrial disturbances, acts of Government, laws and regulations, torts, insurrections or any other cause beyond the control of the affected party. Upon the occurrence of such an event, the affected party shall immediately notify the other party with as much detail as possible. The affected party shall, immediately after the cause is removed, perform such obligations with all due diligence.
19.2 In the event that the prevention of performing the obligation under this Agreement shall continue beyond a period of six (6) months, the party unaffected by such event shall have the right to terminate this Agreement upon thirty (30) days prior notice to the other party.
20.0 ASSIGNMENT
20.1 Neither party shall assign any of its rights or obligations, or this Agreement, in whole or in part, to a third party, except as provided for in the case of:
a) Licensee's rights granted herein to subcontract for the application of the Product and the establishment and expansion of the sales, distribution, service, use and applications network development within the designated Territory subject to Licensor's prior written approval of such subcontract/ subcontractor.
b) Licensor shall have the right to assign this Agreement to any third party who purchases or lawfully obtains all or substantially all of the assigning party's asset or outstanding voting shares.
20.2 In the event of Bio-Con Microbe's cessation of business, or dissolution, the rights in connection with the Licensor shall revert to XyclonyX and then to the patent owners where applicable and shall be assigned to their heirs, or assignees providing however that such assignment shall in no way encumber this Agreement and that such assignment strictly prohibit any and all heirs or their representatives of any estate from challenging the terms, conditions, or economic equity or value of this agreement throughout arbitration, legal action or otherwise.
21.0 NOTICES:
21.1 All notices or communications given or required to be given hereunder shall be given by personal delivery or by registered airmail or by cable, telex, or facsimile followed by a letter dispatched within twenty-four (24) hours to the following addresses:
To Licensor: XyclonyX, 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009
To Licensee: West Coast Fermentation Center, 6965 El Camino Real, Suite
105-279, Carlsbad, CA 92009
21.2 Notices and communications shall be deemed received by the addressee on the date of delivery if delivered personally, on the fifth (5th) day from the date of posting if sent by registered airmail, or by forty-eight (48) hours after transmission if sent by cable, telex, or facsimile.
22.0 MISCELLANEOUS PROVISIONS:
22.1 The headings of the Articles have been inserted for convenience or reference only and shall not affect the interpretation or construction of the provisions of the Agreement.
22.2 This Agreement shall not be modified except by a written instrument executed by duly authorized representative of the parties hereto.
22.3 In the event any term or provision of this Agreement shall for any reason be held invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other term or provision of this Agreement, and this Agreement shall be interpreted and construed as if such term or provision, to the extent that it is invalid, illegal or unenforceable, had never been contained in this agreement.
22.4 Waiver of any right by a party hereto towards the other of breach or a series of breaches hereof shall not affect the right of he waiving party to exercise any of its rights provided hereunder on account of any other breach hereof or similar breach subsequent thereto.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized representatives on the date first above written. Licensor warrants and affirms, under penalty of perjury, that they are the owner/inventors/patentees and are the duly representatives or Licensor.
The Effective date of this license shall be the ______________, 1998.
LICENSOR:
By: ___/s/ Mery C. Robinson________________
      Mery C. Robinson, President  (XyclonyX)

LICENSEE:
By:____ /s/ Robert C. Brehm ________________
      Robert C. Brehm, President  (West Coast Fermentation Center)

EXHIBIT "A"
BIOLOGICAL PRODUCT LINE
BIO-CON-10X - Particularly useful in dealing with domestic wastes being treated anaerobically. Typically enhances organic digestion and gas production in digesters. Handles many of the problems associated with operation of septic tanks, Imhoff tanks, and anaerobic lagoons.
BIO-CON-20X - Designed for use in aerobic systems handling domestic sewage. It is particularly effective in handling many of the problem components of domestic sewage, including heavy grease loading, incoming industrial wastes, cosmetics, salad oils, petroleum derivatives, etc. it is well-suited for the maintenance of lift stations, gravity mains, and collection lines, restaurant grease traps, and residential drain maintenance.
BIO-CON-20XC - Particularly useful for high carbohydrate and starch wastes. Effective with many aliphatic chemical wastes.
BIO-CON-20XP - Designed to handle high loading of animal, fish, and vegetable oils, particularly where protein levels are low. Generally preferred for application to light weight oils and many petrochemical products.
BIO-CON-20XB - Particularly helpful for industrial wastes having exceptionally high loadings of proteins, blood, and fats. Develops an excellent floc for handling many settleability problems,
BIO-CON-BT   - Biological Pesticide (Bacillus-Thuringensis, sp.) - Mosquito
and agricultural larval pest control.

EXHIBIT "B"
LICENSOR'S TRADEMARKS
The Bug LadyTM Microbial Product Line
West Coast Fermentation Center
Any and all trademarks or product names associated with West Coast Fermentation Center, and /or the Estate of George M.
Robinson, et.al. including but not limited to the following product marketing names:
Wasteline*, Pipeline**

XYCLONYX TECHNOLOGY LICENSE AGREEMENT
=========================================
EXHIBIT 10.6   LICENSE AGREEMENT WITH SUB-SURFACE WASTE
MANAGEMENT, INC.

This Agreement is made this 1st day of March 1998, by and between: XyclonyX, a Nevada Corporation, 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009, hereinafter referred to as "Licensor", and Sub-Surface Waste Management, Inc.,
a Nevada corporation, 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009 hereinafter referred to as "Licensee".
WHEREAS, Licensor holds the Exclusive Worldwide Master License to the Patents, Technical information and all related manufacturing and marketing rights and know-how necessary for the manufacture and sale of bioremediation Products and related Bio-Raptor(tm) equipment, microbial blends, services, and processes hereinafter referred to as the "Products";
WHEREAS, Licensee desires to acquire the right to use and sub-license the, Products, Technical information and the Licensor's Trademarks and to receive technical assistance from Licensor for the application and sale of the
Products, for the Specified Market, in the specified Territory and Licensor is willing to grant such right to Licensee;
NOW, THEREFORE, to effect the above purpose, and in consideration of the mutual covenants and premises set forth herein, Licensor and Licensee hereby agree as follows:
1.0 DEFINITIONS:
The terms defined in this Section shall, for all purposes of the Agreement, except where the context clearly requires otherwise or except as otherwise indicated, have the meaning specified below:
1.1 "Product(s)" shall mean the know-how, services, Biological Product Line and microbial blends and application techniques, specifications of which are set forth in Exhibit "A" attached hereto.
1.2 "Technical Information" shall mean all the Proprietary and confidential information, technical data, processes, and specifications known to the
Licensor in connection with the application and marketing of the Product.
1.3 "Territory" shall mean, the United States.
1.4 "Licensor's Trademarks" shall mean the trademarks as licensed or used by Licensor on or in connection with the Product, which Trademarks are shown in Exhibit "B".
1.5 The Term "Specified Market" shall mean all individual, business and governmental entities which can use or be sub-licensed by Licensee for the use of Bio-Raptor(tm) products and services.
1.6 "Biological Product Line" and the term "microbial blends" shall mean all Bio-Con biological products licensed to Licensee as having utility for Bio-Raptor(tm) uses, including, but not limited to, the specific products listed in Exhibit "A".
1.7 "Effective Date" shall mean the date on which this Agreement is executed.
1.8 The "Term" of this Agreement shall be ten (10) years, whichever is less, commencing on the Effective Date unless sooner terminated by the Licensor or Licensee in accordance with the provisions herein. Thereafter, this Agreement may be renewed by mutual agreement between theparties hereto.
1.9 "Microbial Treatment Units" is the term corresponding to the amount of cultured blend packaged and applied to a project. (e.g. generally, a
Microbial Treatment Unit would equal 60 grams of blended dry cultures).
1.95 "Patents" shall mean the bioremediation patents which are licensed, registered or applied for by the Licensor or issued or assigned to the
Licensor during the Term of the Agreement, including current and future bioremediation patents which have been or may be applied for or granted to Licensors, and including but not limited to those patents listed in Exhibit
"C".
2.0 LICENSE GRANT:
2.1 Licensor hereby grants to Licensee an exclusive right and license to the Technical Information, Biological Product Line, use of the Patented processes and the exclusive right and license to apply, use, sublicense or sell the Products, for the Specified Market, in the Territory during the Term of this Agreement. Licensee is hereby granted the right to subcontract for the installation, distribution, service and sale and application of the Products, subject to Licensor's prior written consent and approval, which consent shall not be unreasonably withheld.
2.2. The Licensor shall not offer or negotiate with any other party for any rights to the Specific Market in connection with the Products defined herein in the Specified Territory.
2.3 Licensor hereby grants to Licensee a non-exclusive right and license to use the Licensor's Trademarks or names in the Territory. Licensee may not use names or marks other than the Licensor's Trademarks in connection with the Products licensed in this Agreement and sold by Licensee. Where applicable, the Products repackaged and sold by Licensee shall carry the appropriate patent number, name of manufacturer, and place of manufacture.
2.4 During the term of this Agreement, Licensor shall not distribute or sell the Product in the Territory directly or through any business affiliated with Licensor without paying Licensee a commission of such sales.
2.5 During the term of the Agreement, Licensee shall not export, distribute, or sell the Product outside the Territory directly or indirectly by any means, or through any business affiliated with Licensee, and shall forward to Licensor any and all inquiries and information related to the Product it has received from prospective customers outside the Territory. The Licensor shall pay the Licensee five percent (5%) of the gross sales amount, license fees
(in the instance of introduction to a new Licensee), royalties or any other revenue derived from the referral in connection with any customers or contacts provided to the Licensor by the Licensee. Said five-percent(5%) referral fee shall be payable with respect to new customer-generated revenue received by Licensor during the first ninety(90) days of business from/with the new customer.
3.0 SUPPLY OF THE PRODUCT AND AFTER-SALES SERVICES:
3.1 Licensee acknowledges that Licensor may be obligated to supply the Product to customers who may have submitted orders to Licensor prior to the Effective Date of this Agreement. Licensee agrees that it shall fill such-orders on behalf of Licensor, provided that such orders carry economic benefits to the Licensee at levels equal to or greater than orders the Licensee would negotiate in the normal course of business.
3.2 Licensee agrees that it shall provide after-sales services for the
Products sold by Licensor prior to the Effective Date of this Agreement, provided that rendering of such services shall return economic benefits to the Licensee at a level equal to or greater than services rendered by the Licensee in the normal course of business. Licensor agrees not to sell the common stock for a period of at least twelve months from receipt.
4.0 OMIT.
5.0 OMIT.
6.0 SCHEDULE OF EXCLUSIVE LICENSE FEES
6.1 Consideration: In consideration of the grant of an exclusive license, which exclusive license shall include all terms and conditions as set forth herein, Licensee shall pay a total of $5,000,000 as follows: $1,000,000 during the first quarter after the effective date, and $250,000 per quarter starting the 5th quarter after the effective date until paid in full.
Payments not made on schedule are subject to a 10% late fee.
7.0 OMIT.
8.0 PATENTS, TECHNICAL INFORMATION AND LICENSOR'S TRADEMARKS
8.1 All rights in the Patents, Technical Information and the Licensor's Trademarks other than those specifically granted herein are reserved to Licensor. Licensee acknowledges that Licensee shall not acquire any title or interest in the Patents, Technical Information or Licensor's Trademarks as a result of the Licensee's use thereof. Licensee acknowledges that Licensor is the Exclusive Master Licensee of the Patents, Technical Information and Licensor's Trademarks.
8.2 Licensor shall have Licensee registered as a registered or permitted user, or the like, of the Licensor's Trademarks and the Patents with the appropriate governmental agency or entity, within the Territory, as may be required. Any cost to record such an application shall be borne by Licensee. Upon termination or expiration of this Agreement for any reason whatsoever, Licensor may immediately apply to cancel Licensee's status as a registered or permitted user. Licensee shall consent in writing to the cancellation and shall join in any cancellation petition.
8.3 Master Licensor and patent owners shall indemnify, defend, and hold
Licensee harmless from any and all suits or proceeding based on a claim that the Products constitute an infringement of any United States or foreign patent. Licensee shall promptly notify Master Licensor and patent owners of the existence of any claim of patent infringement of any Products to which Master Licensor's and patent owners' indemnification obligation would apply, and shall give Master Licensor and patent owners the reasonable opportunity to defend the same at its own expense, provided that Licensee shall at all times also have the right to full participation the defense at its expense. Licensee, at its sole option, may actively participate in the defense of any such suit or proceeding, sharing in the cost of said defense if it participates in such suit or proceeding. Licensee shall cooperate with Master Licensor and patent owners in the defense of any proceeding for any infringement under this indemnification.
9.0 REPRESENTATIONS:
9.1 Licensee represents that it possesses sufficient engineering ability to manage and direct the application of the Products, including ability to produce drawings and conceptual designs and to provide technical assistance to the Product appliers.
9.2 Licensee represents that it has the intention and ability to develop distribution and sales channels through which the Product may be distributed and sold efficiently.
9.3 Licensor represents that it holds the Exclusive Master Distribution License of the Technical Information and Biological Product Line and that there are no claims, existing or threatened, in connection with the Licensor's clear title or license. Licensor represents that the Products, Technical information, Biological Product Line and related know-how do and will function for the intended purpose of each Product as described in the Technical Information and, further, that the Licensor has performed sufficient testing and analysis to prove the usefulness and competitive efficiency of the technology underlying this Agreement for full scale field applications.
9.4 Licensor represents that all microbial blends, bacteria or the like in connection with the Biological Product Line will be available for application not later than ninety (90) days after the Effective Date of this Agreement.
10.0 NON-COMPETITION:
10.1 During the term of this Agreement, Licensee shall not engage, directly or indirectly, in the marketing or use of any competitive product or process whose use or composition is similar to that of the Products without the written consent of the Licensor, providing that the Products can be demonstrated to be useful and competitive for all applications contemplated by Licensee's customer base.
10.2 Licensee acknowledges and agrees that due to the unique nature of the Products and Processes and the irreparable harm that disclosure or unauthorized sales, use, and application shall cause Licensor, Licensee agrees that during the term of this Agreement, and in the event of termination of this agreement, Licensee covenants and agrees as follows:
a) During the term of this Agreement and for a period of ten(10) years after termination of this Agreement, including but not limited to, the provisions of Paragraph 13.0, herein, neither Licensee nor any of his employees, agents, partners, representatives and/or servants shall directly or indirectly solicit customers of or divert business from Licensor for the purpose of microbiological research, production, application, usage, sales, or manufacturing of Licensor's patented products, proprietary techniques, applications, or processes, or any microbial blends, formulae, or cultured products or products of fermentation or bio-chemical blends as described herein of developed hereafter by Licensor.
11.0 CONFIDENTIALITY AND NONDISCLOSURES:
11.1 Licensee shall hold in confidence the Technical Information which is identified as "proprietary" or "confidential" when delivered to Licensee (hereinafter referred to as "Confidential Information").
11.2 Licensee shall use the Confidential Information for the sole purpose of application and marketing the Products. Licensee shall refrain from using or allowing the use of the Confidential Information for any other private or commercial purpose.
11.3 Licensee agrees that the Confidential Information shall be shown to or discussed only with selected individuals employed by Licensee on a "need to know" basis for the purposes of performing under this Agreement. Licensee shall take, and shall cause all its employees to take reasonable precaution to insure the confidentiality of the Confidential Information.
11.4 The Confidential Information received by Licensee shall not be disclosed or divulged to any third party or parties without prior written approval of Licensor. Prior to showing the Confidential Information to, or discussing it with, any third party, Licensee shall require the third party to maintain the confidentiality under the same terms hereof.
11.5 Upon termination of this Agreement, Licensee shall cease to use and shall forthwith return or surrender to Licensor all the Confidential Information and all reproductions thereof in their custody or possession.
11.6 Licensee understands and agrees that Licensor might be irreparably harmed by violation of this Article, and that the use of the Confidential Information for the business purposes of any party other than Licensor could enable such party to compete unfairly with Licensor. In the event that Licensee becomes aware of any breach of the confidentiality of, or the misappropriation of, any of the Confidential Information, Licensee will promptly give notice thereof to Licensor. In addition, Licensor shall be entitled to injunctive relief, to enforcement by specific performance of this Article and to damages or may terminate this Agreement.
11.7 The obligation of Licensee under this Article shall survive the termination or rescission of the Agreement for a period of ten (10) years after such expiration, termination, or rescission.
12.0 INDEMNIFICATION
12.1 Licensee shall indemnify, defend and hold Licensor, its affiliates, subcontractors, officers, employees and agents harmless from any and all costs and demands resulting from any damage, loss or injury, whether to property or persons, including death, resulting from, arising out of, or in connection with: (1) negligence; (2) intentional acts; or (3) errors and omissions of the Licensee, its employees, officers, contractors, or agents in connection with the installing, handling or marketing of the Products.
13.0 TERMINATION:
13.1 This Agreement may be terminated immediately by Licensor upon:
(a) The failure of Licensee to cure a material breach of this Agreement within sixty (60) days of receipt of written notice to Licensee of such breach;
(b) The failure of Licensee to pay any license cost as described herein within sixty (60) days from the due date;
(c) In the event Licensee is delinquent in payment obligations to Licensor or its affiliates under this Agreement or otherwise, Licensor may terminate this Agreement. Licensor's rights to terminate by reason of default on payments by Licensee, as provided for this section, shall not be valid until such time as Licensor has transferred Technical Information to Licensee as required herein.
13.2 This Agreement may be terminated immediately by Licensee upon:
(a) The failure of Licensor to cure a material breach of this Agreement within (60) days of receipt of written notice to Licensor of such breach;
13.3 Upon termination of this Agreement for any reason whatsoever Licensee will return to Licensor all notes, records, documents, drawings, specifications, and all other information in any form relating to Licensor under this Agreement, all of which shall remain the sole property of Licensor.
13.4 Upon termination of this Agreement for any reason other than a payment default or the failure to obtain all applicable governmental agency approval, Licensee shall provide Licensor, within ten (10) days from the date of such termination, with a list of all orders outstanding on the date of termination. Licensee shall have the right to complete the delivery of any Product to be supplied in accordance with the terms of such orders, and Licensor shall be entitled to receive royalties and to exercise its rights in relation to royalty payments, in accordance with this Agreement
14.0 OMIT.
15.0 TECHNICAL ASSISTANCE
15.1 Within sixty (60) days of the Effective Date, Licensor shall transfer to the Licensee all Technical Information in a form and manner necessary to enable the Licensee to sell, apply and service the Product and Biological Product Line without further technical assistance from the Licensor.
15.2 Upon prior written request of Licensee, and subject to the agreement of Licensor with regard to the schedule and content of such assistance, Licensor shall provide the following services under the conditions as stipulated hereunder:
a) All such engineering/technical assistance as 15.1 above, shall be done at Licensor's expense at Licensor's choice of location.
b) Any additional assistance which may be requested by Licensee from time to time, shall be done at Licensee's expense, and shall be billed at then current prevailing rates per hour, per capita, for the hours of the services actually provided by Licensor's engineer/technical expert(s).
c) All travel expenses (including transportation, meals, and lodging during travel) shall be invoiced at cost by Licensor, and shall be paid by Licensee, within thirty (30) days after receipt of invoice from Licensor, provided that the airfare for round-trip transportation shall be paid in advance by Licensee.
d) Upon prior written request of Licensee, Licensor agrees to provide training to a reasonable number of Licensee's engineers at Licensor's facilities for a period not to exceed five (5) days per year during the term of this agreement. This training shall be in relation to the application of the product.
Licensor shall pay the costs and expenses for such training and any training in excess of said five days should be paid by Licensee.
15.3 Licensor shall provide, during the first ninety (90) days, Licensor's biotechnical/application/marketing consultation time, by telephone, at Licensor's expense.
15.4 Any additional assistance by Licensor's personnel, or consultants which may require a personal site visit or customer contact shall be billed at the prevailing, reasonable and/or customary rate per day, plus travel and per diem expenses and payable by Licensee.
16.0 OMIT.
17.0 ARBITRATION:
All disputes, controversies, or differences arising out of, relating to, or in connection with this Agreement between the parties hereto, or any breach thereof, which cannot be resolved amicably by the parties shall be finally settled by arbitration by a panel of three (3) arbitrators in accordance with the Rules of and Procedures of the American Arbitration Association.
Each party shall appoint one (1) arbitrator and the two (2) arbitrators shall appoint the third arbitrator. Any decision rendered by such arbitration shall be binding upon both parties. The place of arbitration shall be San Diego, California. The award rendered by the arbitrators shall be final and binding upon the parties hereto.
18.0 APPLICABLE LAW:
This Agreement shall be governed by and construed in accordance with the laws of the State of California.
19.0 FORCE MAJEURE:
19.1 Neither party shall be liable to the other party for the failure or delay in performance of any of its obligations under this Agreement due to acts of God, fire, flood, strikes, labor troubles or other industrial disturbances, acts of Government, laws and regulations, torts, insurrections or any other cause beyond the control of the affected party. Upon the occurrence of such an event, the affected party shall immediately notify the other party with as much detail as possible. The affected party shall, immediately after the cause is removed, perform such obligations with all due diligence.
19.2 In the event that the prevention of performing the obligation under this Agreement shall continue beyond a period of six (6) months, the party unaffected by such event shall have the right to terminate this Agreement upon thirty (30) days prior notice to the other party.
20.0 ASSIGNMENT
20.1 Neither party shall assign any of its rights or obligations, or this Agreement, in whole or in part, to a third party, except as provided for in the case of:
a) Licensee's rights granted herein to subcontract for the application of the Product and the establishment and expansion of the sales, distribution, service, use and applications network development within the designated Territory subject to Licensor's prior written approval of such subcontract/subcontractor.
b) Licensor shall have the right to assign this Agreement to any third party who purchases or lawfully obtains all or substantially all of the assigning party's asset or outstanding voting shares.
20.2 In the event of Bio-Con Microbe's cessation of business, or dissolution, the rights in connection with the Licensor shall revert to XyclonyX and then to the patent owners where applicable and shall be assigned to their heirs, or assignees providing however that such assignment shall in no way encumber this Agreement and that such assignment strictly prohibit any and all heirs or their representatives of any estate from challenging the terms, conditions, or economic equity or value of this agreement throughout arbitration, legal action or otherwise.
21.0 NOTICES:
21.1 All notices or communications given or required to be given hereunder shall be given by personal delivery or by registered airmail or by cable, telex, or facsimile followed by a letter dispatched within twenty-four (24) hours to the following addresses:
To Licensor:XyclonyX, 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009
To Licensee:Sub-Surface Waste management, Inc., 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009
21.2 Notices and communications shall be deemed received by the addressee on the date of delivery if delivered personally, on the fifth (5th) day from the date of posting if sent by registered airmail, or by forty-eight (48) hours after transmission if sent by cable, telex, or facsimile.
22.0 MISCELLANEOUS PROVISIONS:
22.1 The headings of the Articles have been inserted for convenience or reference only and shall not affect the interpretation or construction of the provisions of the Agreement.
22.2 This Agreement shall not be modified except by a written instrument executed by duly authorized representative of the parties hereto.
22.3 In the event any term or provision of this Agreement shall for any reason be held invalid,illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other term or provision of this Agreement, and this Agreement shall be interpreted and construed as if such term or provision, to the extent that it is invalid, illegal or unenforceable, had never been contained in this agreement.
22.4 Waiver of any right by a party hereto towards the other of breach or a series of breaches hereof shall not affect the right of he waiving party to exercise any of its rights provided hereunder on account of any other breach hereof or similar breach subsequent thereto.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized representatives on the date first above written. Licensor warrants and affirms, under penalty of perjury, that they are the owner/inventors/patentees and are the duly representatives or Licensor.
The Effective date of this license shall be the ______________, 1998.
LICENSOR:
By: ____ /s/ Mery C. Robinson ______________
      Mery C. Robinson, President  (XyclonyX)

LICENSEE:
By:_____ /s/ Robert C. Brehm ______
      Robert C. Brehm, President  (Sub-Surface Waste management, Inc.)
EXHIBIT "A"
BIOLOGICAL PRODUCT LINE
BIO-CON-10X - Particularly useful in dealing with domestic wastes being treated anaerobically. Typically enhances organic digestion and gas production in digesters. Handles many of the problems associated with operation of septic tanks, Imhoff tanks, and anaerobic lagoons.
BIO-CON-20X - Designed for use in aerobic systems handling domestic sewage. It
s particularly effective in handling many of the problem components of domestic sewage, including heavy grease loading, incoming industrial wastes, cosmetics, salad oils, petroleum derivatives, etc. it is well-suited for the maintenance of lift stations, gravity mains, and collection lines, restaurant grease traps, and residential drain maintenance.
BIO-CON-20XC - Particularly useful for high carbohydrate and starch wastes. Effective with many aliphatic chemical wastes.
BIO-CON-20XP - Designed to handle high loading of animal, fish, and vegetable oils, particularly where protein levels are low. Generally preferred for application to light weight oils and many petrochemical products.
BIO-CON-20XB - Particularly helpful for industrial wastes having exceptionally high loadings of proteins, blood, and fats. Develops an excellent floc for handling many settleability problems,
BIO-CON-30XH - Formulated to deal effectively with the heavy, tarry types of oils, coal tars, and organic sludges. Particularly well-suited for phenolic and other aromatic chemical structure wastes. Usually the product of choice for coking and wood preserving wastes.

EXHIBIT "B"
LICENSOR'S TRADEMARKS
Bio-Raptor Bioremediation Shredder/Sprayer System/Process
The Bug LadyTM Microbial Product Line
Bio-Con Microbes
Any and all trademarks or product names associated with Bio-Con Microbes, Applied Microbic Technology, Sub-Surface Waste Management, and /or the Estate of George M. Robinson, et.al.
including but not limited to the following product marketing names:
Wasteline*, Pipeline**

**Petrochemical Industry Production Applications, et.al.
***Lifeline processes may also include humanitarian response to natural disasters, emergency response to man-made ecological disasters, and such sites requiring environmental habitat restoration,et.al.

EXHIBIT "C"
LICENSOR'S PATENTS MASTER LICENSED, REGISTERED OR APPLIED FOR
United States Patent 5,039,415 - Aug. 13, 1991
Decontamination of hydrocarbon contaminated soil

Inventors
Smith; Alvin J.                  Appl. No.: 512,474
                               Filed: Apr. 23, 1990
Abstract
The method of treating hydrocarbon contaminated soil that includes forming the soil into a flowing particulate stream; forming an aqueous liquid mixture of water and treating substance that reacts with hydrocarbon to form CO(2) and water; dispersing the liquid mixture into the particulate soil stream to wet the particulate; allowing the substance to react with the wetted soil particulate to thereby form CO(2) and water, whereby the resultant soil is beneficially treated.

9 Claims, 4 Drawing Figures

United States Patent 5,334,533 - Aug. 2, 1994
Oil contamination clean-up by use of microbes and air

Inventors
Colasito; Dominic J.  Robinson; Mery C.              Smith; Alvin J.
Appl. No.: 519,827        Filed: May 7, 1990

Abstract
A method of controlling hydrocarbon contamination at a zone of contaminant concentration that includes determining the locus of contamination; and dispersing into the locus a substance that reacts with the hydrocarbon to produce CO(2) and water to thereby decontaminate the locus; the dispersing including concentrating the substance in a porous zone, and forcing fluid under pressure into and through that zone to entrain and carry the substance to the contamination locus.

3 Claims, 10 Drawing Figures
XYCLONYX TECHNOLOGY LICENSE AGREEMENT
=========================================
EXHIBIT 10.7   LICENSE AGREEMENT AMONG XYCLONYX AND MERY C.
ROBINSON, DOMINIC J. COLASITO AND ALVIN J. SMITH
This Agreement is made this 21st day of August 1997, by and between: Alvin J. Smith, an individual, 4379 Modoc Road, Santa Barbara, California 93110, Mery C. Robinson, an individual, 4106 Lemnos Way, Oceanside, California, 92056.
Dominic J. Colasito, an individual, 2707 Panorama Drive, Bakersfield, California, 93306, hereinafter collectively referred to as "Licensor", and Xyclonyx., 1241 Prospect Street, Suite #6, La Jolla, , CA 92037 hereinafter referred to as "Licensee".
WHEREAS, Licensor owns the Patents, Technical information and all related manufacturing and marketing rights and know-how necessary for the manufacture and sale of bioremediation Products and related equipment, microbial blends and services, hereinafter referred to as the "Products";
WHEREAS, Licensee desires to acquire the right to use the, Patents, Technical information and the Licensor's Trademarks and to receive technical assistance from Licensor for the manufacture and sale of the Product in the Territory and Licensor is willing to grant such right to Licensee;
NOW, THEREFORE, to effect the above purpose, and in consideration of the mutual covenants and premises set forth herein, Licensor and Licensee hereby agree as follows:
1.0 DEFINITIONS:
The terms defined in this Section shall, for all purposes of the Agreement, except where the context clearly requires otherwise or except as otherwise indicated, have the meaning specified below:
1.1 "Product(s)" shall mean any and all equipment, know-how, services, Biological Product Line and microbial blends and processes known to the
Licensor including but not limited to the patented microbe application unit treatment system process (U.S. Patent No. 5,039,415, "Decontamination of Hydrocarbon Contaminated Soil" and the August 2, 1994 patent issued, U.S.
Patent No. 5,334,533), the specifications of which are set forth in Exhibit
"A" attached hereto.
1.2 "Technical Information" shall mean all the Proprietary and confidential information, technical data, processes, and specifications known to the
Licensor in connection with the manufacture and marketing of the Product.
1.3 "Territory" shall mean Worldwide Exclusive with conditions as provided in paragraphs, 5.0, 14.0, 16.0, and 20.0.
1.4 "Licensor's Trademarks" shall mean the trademarks as used by Licensor on or in connection with the Product, which Trademarks are shown in Exhibit "B".
1.5 "Patents" shall mean the patents which are owned, registered or applied for by the Licensor or issued to the Licensor during the Term of the
Agreement in the Territory, including current and future patents which have been or may be applied for or granted to Licensors, and including but not limited to those patents listed in Exhibit "C".
1.6 "Biological Product Line" and the term "microbial blends" shall mean all biological products known to Licensor as having utility for bioremediation including but not limited to the specific products listed in Exhibit "D".
1.7 "Effective Date" shall mean the date on which this Agreement is executed.
1.8 "Term" of this Agreement shall be seventeen (17) years or the life of the patents referred to herein, whichever is greater, commencing on the Effective Date unless sooner terminated by the Licensor or Licensee in accordance with the provisions herein. Thereafter, this Agreement may be renewed by mutual agreement between the parties hereto.
2.0 LICENSE GRANT:
2.1 Licensor hereby grants to Licensee an Exclusive Right and License to the Patents, Technical Information and Biological Product Line and the Exclusive Right and License to make, use or sell the Products in the Territory during the Term of this Agreement.  The Exclusive Right and License granted under this Paragraph may be sublicensed by Licensee without prior written consent
f the Licensor. Licensee is hereby also granted the right to subcontract for the manufacture, installation, distribution, service and sale of the Products. 2.2OMIT
2.3 Licensor hereby grants to Licensee an Exclusive Worldwide Right and License to use the Licensor's Trademarks in the Territory. Licensee may use names or marks other than the Licensor's Trademarks in connection with the Products manufactured or sold by Licensee. Where applicable, the Products manufactured and sold by Licensee shall carry the appropriate patent number, name of manufacturer, and place of manufacture.
2.4 During the term of this Agreement, Licensor shall not distribute or sell the Product in the Territory directly or through any business affiliated with Licensor, and shall forward to Licensee any and all inquiries and information related to the Product it has received from prospective customers in the Territory.
2.5 OMIT
2.6 OMIT
3.0 SUPPLY OF THE PRODUCT AND AFTER-SALES SERVICES:
3.1 Licensee acknowledges that Licensor may be obligated to supply the Product to customers who may have submitted orders to Licensor prior to the Effective Date of this Agreement. Licensee agrees that it shall fill such-orders on behalf of Licensor, provided that such orders carry economic benefits to the Licensee at levels equal to or greater than orders the Licensee would negotiate in the normal course of business.
3.2 Licensee agrees that it shall provide after-sales services for the Products sold by Licensor prior to the Effective Date of this Agreement, provided that rendering of such services shall return economic benefits to the Licensee at a level equal to or greater than services rendered by the Licensee in the normal course of business.
4.0 DEFINITIONS FOR CALCULATION OF FEES AND ROYALTIES:
The parties understand and agree that license fees and royalty levels must be a function of profitability. The parties agree to use gross revenues and gross margins as the basis for calculating fees and royalties as means of avoiding conflicts arising out of accounting interpretations associated with net income and net profits.  Adjustments to fees and royalties shall be made as a function of gross revenue and gross margins, pursuant to methods and calculations defined herein. The fee and royalty schedules herein reflect this understanding between the parties and are based on the following definitions of "Gross Revenues" and "Gross Margin".
4.1 "Gross Revenue(s)" shall be defined as the value invoiced by the Licensee to its customer less sales taxes, credit returns, applicable freight and duty for the entire treatment assembly unit including all equipment affixed, attached or otherwise caused to be used in connection with the Products and Technical Information.
4.2 "Gross Margin" shall be defined as the Gross Revenue less the cost of sales for Products or Services rendered as evidenced by invoices or other documentation; which costs are paid by the Licensee. Gross Margin shall be expressed as a Percentage equal to one (1) minus the Cost of sales divided by the- Gross Revenue: 1 - (cost of sales/Gross Revenue) = percent Gross Margin
5.0 SCHEDULE OF EXCLUSIVE LICENSE FEES AND ROYALTIES:
5.1 Initial License Fees: In consideration of the grant of the Exclusive Rights set forth herein, initial license fees shall be waived.
5.2 Minimum Quarterly License Fees or Royalties: In consideration of the grant of the Exclusive Rights set forth herein, minimum quarterly license fees or royalties shall be waived.
5.2.1 Royalties on Minimum Sales: In consideration of the grant of the Exclusive Rights set forth herein, minimum system sales shall be waived. Licensee shall pay to Licensor, on a per-unit basis, a maximum royalty as a percentage of
Gross Revenue according to the following scale:
a). Six percent (6%) during the life of the Agreement.
5.2.2     OMIT
5.2.3 Adjustment of Royalties: Royalties may be adjusted based on actual Gross Margins. It is understood that the Licensor believes a gross Margin of sixty percent (60%) to be attainable due to the unique attributes of the technology and underlying trade secrets. It is also understood that the Licensee believes it can not continue as an ongoing concern if Gross Margins are below thirty-five percent (35%). a.) Sliding Scale Royalty Percentages: Royalty expressed as percentages and margins remain at above shall be paid if the
Gross Margins remain at levels greater than or equal to sixty percent (60%). Except as provided for herein, no royalty shall paid if Gross Margins drop below thirty-five percent (35%).  Between these upper and lower Gross Margin and royalty limits, royalties shall be adjusted on a pro-rata basis. This method of calculation shall be applied in a straight-line manner over the entire range of margins and royalties payable within the upper and lower limits defined. (Refer to Exhibit "F"for example).
5.2.4 Right to Sublicense: The rights to manufacture, distribute, install, service, sell and use the Products under the Exclusive License granted under this paragraph may be sublicensed by Licensee to third parties as necessary to fulfill market demand.
5.2.5 It is understood that, in the event the Licensee is unable to generate any revenue during any quarter, or Licensee generates revenue from sales to and/or for humanitarian purposes, gross margins revenue and gross margin calculations shall not apply and, the Licensor shall waive any and all royalties which might otherwise be due to Licensor on or for general sales in the course of day-to-day operations. (For example, Licensee's ability to generate day-to-
day sales revenue when the lack of sales can be attributed to):
a.) Legislative or governmental action which inhibit Licensee's ability to generate revenue, or
b.) Actions or lack thereof by the Licensor which inhibit the Licensee, or
c.) Any defect or competitive failure of the Technology, or
d) Sales or generation of products or processes which are provided in response to humanitarian causes or in response to Acts of God or recognized humanitarian emergency response. In the case of such events, the Parties understand and agree that it is in the best interest of both to suspend minimum royalties and fees until such actions, or market inhibitors, legislative or otherwise are reversed or overcome or such may be cured and revenues are again possible in the normal course of business.
6.0  OMIT
7.0 REPORTING:
Licensee shall provide to Licensor, on a quarterly basis, a detailed statement demonstrating the calculation of royalties. Licensor shall have the right to inspect all of Licensee's relevant books and records related to the basis of the calculation of the royalty payments and to audit said books and records. Said audit shall be at Licensor's expense, unless such audit reveals that revenues were understated by more than ten percent (10%), in which event such audit shall be at Licensee's expense.
8.0 PATENTS, TECHNICAL INFORMATION AND LICENSOR'S TRADEMARKS
8.1 All rights in the Patents, Technical Information and the Licensor's Trademarks other than those specifically granted herein are reserved to Licensor. Licensee acknowledges that Licensee shall not acquire any title or interest in the Patents, Technical Information or Licensor's Trademarks as a result of the Licensee's use thereof. Licensee acknowledges that Licensor is the owner of the Patents, Technical Information and Licensor's Trademarks.
8.2 Licensor shall have Licensee registered as a registered or permitted user, or the like, of the Licensor's Trademarks and the Patents with the appropriate governmental agency or entity, within the Territory, as may be required. Any cost to record such an application shall be borne by Licensee. Upon termination or expiration of this Agreement for any reason whatsoever,
Licensor may immediately apply to cancel Licensee's status as a registered or permitted user. Licensee shall consent in writing to the cancellation and shall join in any cancellation petition.
8.3 Licensor shall indemnify, defend, and hold Licensee harmless from any and all suits or proceeding based on a claim that the Products constitute an infringement of any United States or foreign patent. Licensee shall promptly notify Licensor of the existence of any claim of patent infringement of any Products to which Licensor's indemnification obligation would apply, and shall give Licensor reasonable opportunity to defend the same at its own expense, provided that Licensee shall at all times also have the right to fully participate in the defense at its expense. Licensee, at its sole option, may actively participate in the defense of any such suit or proceeding, sharing in the cost of said defense if it participates in such suit or proceeding. Licensee shall cooperate with Licensor in the defense of any proceeding for any infringement under this indemnification. Awards from any such proceeding shall be divided between the Licensor and Licensee on a pro-rata basis in proportion to the costs of the Licensee and Licensor in connection with such proceeding or suit.
9.0 REPRESENTATIONS:
9.1 Licensee represents that it possesses sufficient engineering ability to manage and direct the manufacture of the Product, including ability to produce drawings and conceptual designs and to direct the manufacturers and assemblers of the Product and to provide technical assistance to the manufacturers and assemblers.
9.2 Licensee represents that it has the intention and ability to develop distribution and sales channels through which the Product may be distributed and sold efficiently.
9.3 Licensor represents that it is the owner of the Patents, Technical Information and Biological Product Line and that there are no claims, existing or threatened, in connection with the Licensor's clear title.
Licensor represents that the Products, Technical information, Biological
Product Line and related know-how do and will function for the intended purpose of bioremediation and, further, that the Licensor has performed sufficient testing and analysis to prove the usefulness and competitive efficiency of the technology underlying the Agreement for full scale field applications.
9.4 Licensor represents that all microbial blends, bacteria or the like in connection with the Biological Product Line are on deposit or will be placed on deposit in 30 days after the Effective Date of this Agreement, with an unrelated third part laboratory open to inspection byrepresentatives the Licensee and Licensor.
10.0 NON-COMPETITION:
10.1 During the first six months of the term of this Exclusive License Agreement, as provided for herein, Licensee shall not engage, directly or indirectly, in the marketing of any product whose use or composition is similar to that of the Product without the written consent of the Licensor, providing that the Products can be demonstrated to be useful and competitive for all applications contemplated by Licensee's customer base.
11.0 CONFIDENTIALITY AND NONDISCLOSURES:
11.1 Licensee shall hold in confidence the Technical Information which is identified as "proprietary" or "confidential" when delivered to Licensee (hereinafter referred to as "Confidential Information").
11.2 The Confidential Information shall be used by Licensee for the sole purpose of manufacturing and marketing the Products. Licensee shall refrain from using or allowing the use of the Confidential Information for any other private or commercial purpose.
11.3 Licensee agrees that the Confidential Information shall be shown to or discussed only with selected individuals employed by Licensee on a "need to know" basis for the purposes of performing under this Agreement. Licensee shall take, and shall cause all its employees to take reasonable precaution to insure the confidentiality of the Confidential Information.
11.4 The Confidential Information received by Licensee shall not be disclosed or divulged to any third party or parties without prior written approval of Licensor. Prior to showing the Confidential Information to, or discussing it with, any third party, Licensee shall require the third party to maintain the confidentiality under the same terms hereof.
11.5 Upon termination of this Agreement, Licensee shall cease to use and shall forthwith return or surrender to Licensor all the Confidential Information and all reproductions thereof in their custody or possession.
11.6 Licensee understands and agrees that Licensor might be irreparably harmed by violation of this Article, and that the use of the Confidential Information for the business purposes of any party other than Licensor could enable such party to compete unfairly with Licensor. In the event that
Licensee becomes aware of any breach of the confidentiality of, or the misappropriation of, any of the Confidential Information, Licensee will promptly give notice thereof of to Licensor. In addition, Licensor shall be entitled to injunctive relief, to enforcement by specific performance of this Article and to damages.
11.7 The obligation of Licensee under this Article shall survive the termination or rescission of the Agreement for a period of ten (10) years after such expiration, termination, or rescission.
12.0 INDEMNIFICATION
12.1 Licensee shall indemnify, defend and hold Licensor, its affiliates, subcontractors, officers, employees and agents harmless from any and all costs and demands resulting from any damage, loss or injury, whether to property or persons, including death, resulting from, arising out of, or in connection with: (1) negligence; (2) intentional acts; or (3) errors and omissions of the Licensee, its employees or officers in connection with the installing, handling or marketing of the Products.
12.2 Licensor shall indemnify, defend and hold Licensee, its affiliates, subcontractors, officers, employees and agents harmless from any and all costs and demands resulting from any damage, loss or injury, whether to property or persons, including death, resulting from, arising out of, or in connection with: (1) design or technical defect in process or patents; (2) negligence; or (3) failure to warn of physical hazards; all in connection with the marketing, installation, application or service of any Product, Biological Product Line or microbial blends, or technical applications.
13.0 TERMINATION:
13.1 This Agreement may be terminated immediately by Licensor upon:
(a) The failure of Licensee to cure a material breach of this Agreement within sixty (60) days of receipt of written notice to Licensee of such breach;
(b) The failure of Licensee to pay any license cost as described herein within sixty (60) days from the due date;
(c) In the event Licensee is delinquent in payment obligations to Licensor or its affiliates under this Agreement or otherwise, Licensor at its sole option, may enforce its rights for such payment through arbitration as provided for herein. Licensor's rights to terminate by reason of default on payments by Licensee, as provided for this section, shall not be valid until such time as Licensor has transferred Technical Information to Licensee as required herein.
13.2 This Agreement may be terminated immediately by Licensee upon:
(a) The failure of Licensor to cure a material breach of this Agreement within
(60) days of receipt of written notice to Licensor of such breach;
(b) The failure of Licensor to obtain all applicable approvals of the governmental agencies within the Territory necessary to permit Licensee to manufacture, market, and sell the Product within thirty (30) days after the Effective Date of this Agreement.
13.3 Upon termination of this Agreement for any reason whatsoever Licensee will return to Licensor all notes, records, documents, drawings, specifications, and all other information in any form relating to Licensor under this
Agreement, all of which shall remain the sole property of Licensor.
13.4 Upon termination of this Agreement for any reason other than a payment default or the failure to obtain all applicable governmental agency approval, Licensee shall provide Licensor, within ten (10) days from the date of such termination, with a list of all orders outstanding on the date of termination. Licensee shall have the right to complete the manufacture and delivery of any Product to be supplied in accordance with the terms of such orders, and
Licensor shall be entitled to receive royalties and to exercise its rights in relation to royalty payments, in accordance with this Agreement
14.0 SALE OF PATENT RIGHTS:
14.1 Licensor reserves the right to sell its rights, title, and interest in U.S. Patent No. 5,039,415 and the August 2, 1995 US Patent No. 5,334,533, at any
time during the term of this Agreement, thereby assigning this Agreement to purchaser of the patent rights. In the case of any offer to sell, Licensee shall have first right of refusal to purchase said rights, title or interest.
In all cases, conditions of any sale by Licensor shall include the transfer of this License Agreement together with all terms and conditions herein and this Agreement shall be binding on the purchaser of said rights, title or interest in said patent. Conditions of any sale shall also prohibit direct or indirect competition by the Licensor with the Licensee for a period of ten
(10) years after such sale or until the expiration of this Agreement, whichever is greater.
14.2 In recognition of the efforts of the Licensee throughout the duration of this Agreement, Licensor agrees to compensate the Licensee if aforementioned rights, title or interest are sold to a third party as follows:
a.) Licensor will pay to Licensee twenty percent (20%) of the net revenue paid to Licensor for transfer of the patent rights.
b.) "Net Revenue" is defined as the amount accepted by Licensor minus all costs related to completing the transaction.
15.0 TECHNICAL ASSISTANCE
15.1 Within ten (10) days of the Effective Date, Licensor shall transfer to the Licensee all Technical Information, including, but not limited to such
Technical Information listed herein, in a form and manner necessary to enable the Licensee to manufacture, sell, apply and service the Product, its appurtenant mechanical equipment, spray bar attachment units, systems controller, and any other data related to the effective production, manufacture, operation, and application of the Processes, and all Biological Product Line cultures, culture substitutes and sourses, isolation, media blends and formulations, culturing procedures (e.g. pure culture Isolation techniques, plate/slant/beaker preparation for incubation, storage, culture preservation, and/or contract shipment preparation, and all production processes and procedures, without further technical assistance from the
Licensor.
15.2 Upon prior written request of Licensee, and subject to the agreement of Licensor with regard to the schedule and content of such assistance, Licensor shall provide the following services under the conditions as stipulated hereunder:
a) All such engineering/technical assistance as 15.1 above, shall be done at Licensor's expense.
b) Any additional assistance which may be requested by Licensee from time to time, shall be done at Licensee's expense, and shall be billed at then current prevailing rates per hour, per capita, for the hours of the services actually provided by Licensor's engineer/technical expert(s) at the licensee's facilities.
c) All travel expenses (including transportation, meals, and lodging during travel) shall be invoiced at cost by Licensor, and shall be paid by Licensee, within thirty (30) days after receipt of invoice from Licensor, provided that the airfare for round-trip transportation shall be paid in advance by
Licensee.
d) Upon prior written request of Licensee, Licensor agrees to provide training to a reasonable number of Licensee's engineers at Licensor's facilities for a period not to exceed forty-five (45) days per year during the term of this agreement. This training shall be in relation to the application of the product. The costs and expenses for such training shall be paid by Licensor and any training  in excess of said forty-five (45) days shall be paid by
Licensee.
15.3      OMIT
15.4      OMIT
15.5      OMIT
15.6 Any additional assistance by Licensor `s personnel, other than Robinson, which may require a personal site visit or customer contact shall be billed at the prevailing, reasonable and/or customary rate per day, plus travel and per diem expenses.
16.0 IMPROVEMENTS
Licensee and Licensor may undertake improvements or developments with respect to the Product from time to time and agree to inform the other of the proposed improvement or development. Improvements or developments by either shall be shared on a royalty-free basis within the territories covered by the agreement(s) existing at the time between the parties. Both parties agree to negotiate in good faith the fees and royalties to be paid for use of the other's improvements and developments which may be used, licensed or transferred outside the Territory; such royalties and fees to be at parity with those established by this Agreement. Both parties agree to provide full cooperation with respect to such improvements and developments. All such improvements covered by existing patents shall be the Property of the
Licensor.
16.2 Any royalty-free license granted hereby shall extend pursuant to the same terms and conditions as those provided herein, without the parties hereto entering into a specific agreement with respect thereto.
17.0 ARBITRATION:
All disputes, controversies, or differences arising out of, relating to, or in connection with this Agreement between the parties hereto, or any breach thereof, which cannot be resolved amicably by the parties shall be finally settled by arbitration by a panel of three (3) arbitrators in accordance with the Rules of and Procedures of the American Arbitration Association.
Each party shall appoint one (1) arbitrator and the two- (2) arbitrators shall appoint the third arbitrator. Any decision rendered by such arbitration shall be binding upon both parties. The place of arbitration shall be San Diego, California. The award rendered by the arbitrators shall be final and binding upon the parties hereto.
18.0 APPLICABLE LAW:
This Agreement shall be governed by and construed in accordance with the laws of the state of California.
19.0 FORCE MAJEURE:
19.1 Neither party shall be liable to the other party for the failure or delay in performance of any of its obligations under this Agreement due to acts of God, fire, flood, strikes, labor troubles or other industrial disturbances, acts of Government, laws and regulations, torts, insurrections or any other cause beyond the control of the affected party. Upon the occurrence of such an event, the affected party shall immediately notify the other party with as much detail as possible. The affected party shall, immediately after the cause is removed, perform such obligations with all due diligence.
19.2 In the event that the prevention of performing the obligation under this Agreement shall continue beyond a period of six (6) months, the party unaffected by such event shall have the right to terminate this Agreement upon thirty (30) days prior notice to the other party.
20.0 ASSIGNMENT
20.1 Neither party shall assign any of its rights or obligations, or this Agreement, in whole or in part, to a third party, except as provided for in the case of:
a) Licensee's rights granted herein to sublicense the manufacture of the
Product and the establishment and expansion of the sales, distribution, service, use and applications network development.
b) Licensor's obligations as stated herein in the case of a sale of patent rights.
c) Both parties shall have the right to assign this Agreement to any third party who purchases or lawfully obtains all or substantially all of the assigning p arty's asset or outstanding voting shares.
20.2 In the event of disability or death of, Licensor, the individual rights in connection with the Licensor may be assigned to heirs, providing however that such assignment shall in no way encumber this Agreement and that such assignment strictly prohibit any and all heirs or their representatives of any estate from challenging the terms, conditions, or economic equity or value of this agreement, throughout arbitration, legal action or otherwise.
21.0 NOTICES:
21.1 All notices or communications given or required to be given hereunder shall be given by personal delivery or by registered airmail or by cable, telex, or facsimile followed by a letter dispatched within twenty-four (24) hours to the following addresses:
To Licensor:Mery C. Robinson, 4106 Lemnos Way, Ocean Hills, CA 92056
          Alvin J. Smith, 4379 Modoc Road, Santa Barbara, CA  93110
          Dominic J. Colasito, 2707 Panorama Drive, Bakersfield, CA 93306
To Licensee: Mery C.Robinson, President,Xyclonyx, 4106 Lemnos Way, Ocean Hills,CA 92056
21.2 Notices and communications shall be deemed received by the addressee on the date of delivery if delivered personally, on the fifth (5th) day from the date of posting if sent by registered airmail, or by forty-eight (48) hours after transmission if sent by cable, telex, or facsimile.
22.0 MISCELLANEOUS PROVISIONS:
22.1 The headings of the Articles have been inserted for convenience or reference only and shall not affect the interpretation or construction of the provisions of the Agreement.
22.2 This Agreement shall not be modified except by a written instrument executed by duly authorized representative of the parties hereto.
22.3 In the event any term or provision of this Agreement shall for any reason be held invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other term or provision of this Agreement, and this Agreement shall be interpreted and construed as if such term or provision, to the extent that it is invalid, illegal or unenforceable, had never been contained in this agreement.
22.4 Waiver of any right by a party hereto towards the other of breach or a series of breaches hereof shall not affect the right of he waiving party to exercise any of its rights provided hereunder on account of any other breach hereof or similar breach subsequent thereto.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized representatives on the date first above written. Licensor warrants and affirms, under penalty of perjury, that they are the owner/inventors/patentees and are the duly appointed representatives of Licensor.
LICENSOR:
By: ___/s/ Mery C. Robinson__         By: __/s/ Alvin J. Smith__
     Mery C. Robinson                        Alvin J. Smith
By: __/s/ Dominic J. Colasito_         dated and initialed date: 8-21-1997:
     Dominic J. Colasito                     MCR ___/s/ MCR, 8/21/97
                                        AJS ____/s/ AJS, 8/21/97
                                        DJC ____/s/ DJC, 8/21/97
LICENSEE:
By:__/s/ Mery C. Robinson_____________            8/21/97
     Mery C. Robinson, President Xyclonyx
EXHIBIT "A"
PATENT SPECIFICATIONS
U.S. Patent # 5,039,415
(Decontamination of Hydrocarbon Contaminated Soil)

U.S. Patent # 5,334,533
(Decontamination of Hydrocarbon Contaminated Soil Utilizing Microbes and Air)

EXHIBIT "B"
LICENSOR'S TRADEMARKS
Bio-Raptor Bioremediation Shredder/Sprayer System/Process
The Bug Lady Microbial Product Line
Bio-Con Microbes
Any and all trademarks or product names associated with Bio-Con Microbes, Applied Microbic Technology, Sub-Surface Waste Management, and /or the Estate of George M. Robinson, et.al.
including but not limited to the following product marketing names:
Wasteline*, Pipeline**,AgroCultures***, MariCultures and AquaCultures****,TrapTamer*,TankTamer*****, MuniCultures (and associated various names for applications to gravity mains, lift stations, digesters, et.al. for municipalities, public and private landfills, recyclers, et.al) and Lifeline******
*Hospitality Industry Applications (restaurants, hotel/motel housekeeping and maintenance,et.al.)
*Industrial/Petrochemical/Manufacturing process waste treatment including but not limited to on-site and/or in-situ bioremediation
*General Commercial Food and Manufacturing Process Applications (feedlots, paper and pulp industry, vector control for food processors-odor and flying pest control, silage innoculant, et.al)
**Petrochemical Industry Production Applications, et.al.
***Specialty field crops, Hydroponics, Ornamental Horticulture, Seed Industry, Bedding and Flowering Plant Suppliers/Growers, Golf Courses, Parks, wholesale and retail consumer/home gardener/enthusiast, et.al)
****Specialty products for the commercial fish propagation industry and the hobbyist,et.al.
*****Commercial, industrial, and manufacturing treatment products for septic tanks, leach fields, and cesspools, et.al
******Lifeline processes focus on bio-chemical/thermal treatment, processing, conversion and production of edible or soil supplement grade proteinaceous formed products from poultry and fishery by-products Lifeline processes also include humanitarian response to natural disasters, emergency response to man-made ecological disasters, and such sites requiring environmental habitat restoration,et.al.

EXHIBIT "C"
LICENSOR'S PATENTS OWNED, REGISTERED OR APPLIED FOR
(And Any International Counterparts)
U.S. Patent # 5,039,415
U.S. Patent # 5,334,533

EXHIBIT "D"
BIOLOGICAL PRODUCT LINE
BIO-CON-10X - Particularly useful in dealing with domestic wastes being treated anaerobically. Typically enhances organic digestion and gas production in digesters. Handles many of the problems associated with operation of septic tanks, Imhoff tanks, and anaerobic lagoons.
BIO-CON-20X - Designed for use in aerobic systems handling domestic sewage. It is particularly effective in handling many of the problem components of domestic sewage, including heavy grease loading, incoming industrial wastes, cosmetics, salad oils, petroleum derivatives, etc. it is well-suited for the maintenance of lift stations, gravity mains, and collection lines, restaurant grease traps, and residential drain maintenance.
BIO-CON-20XC - Particularly useful for high carbohydrate and starch wastes. Effective with many aliphatic chemical wastes.
BIO-CON-20XP - Designed to handle high loading of animal, fish, and vegetable oils, particularly where protein levels are low. Generally preferred for application to light weight oils and many petrochemical products.
BIO-CON-20XB - Particularly helpful for industrial wastes having exceptionally high loadings of proteins, blood, and fats. Develops an excellent floc for handling many settleability problems,
BIO-CON-30XH - Formulated to deal effectively with the heavy, tarry types of oils, coal tars, and organic sludges. Particularly well-suited for phenolic and other aromatic chemical structure wastes. Usually the product of choice for coking and wood preserving wastes.
BIO-CON-30XSD- Biological desulfurization of crude oil (downhole),
BIO-CON-30XS - Biological desulfurization of crude oil (above-ground). BIO-CON-30XN - Biological deparaffination and viscosity reduction of well sites.
BIO-CON-30XNR- Biologically-assisted crude oil recovery from shale formations. BIO-CON 30XFI - Biological in situ treatment process for underground leakage and cleanup of gasoline/fuel containment vessels (e.g. gasoline station tanks, etc.)
BIO-CON 30XFA - Biological above-ground site remediation process.
BIO-CON-40X - Biological soil supplement for accelerated, enhanced, plant germination and growth and water and fertilizer application reduction. BIO-CON-40XH - Humic acids extract
BIO-CON-40X-1 - Scientifically balanced liquid folier formulation containing 8-32-5 NPK, humic acids, trace minerals, and specific beneficial microorganisms including several very efficient nitrogen fixing bacteria. BIO-CON-60XA (Freshwater aquaculture) 60XM(Marine aquaculture)system supplement for control of ammonia poisoning, pathogen, and environmental control.
BIO-CON-BT   - Biological Pesticides (Bacillus-Thuringiensis, sp.) - Mosquito
and  agricultural larval pest control.

EXHIBIT "E"
NON-EXCLUSIVE LICENSE FEE TABLES
N/A - OMIT

EXHIBIT "F"
EXCLUSIVE LICENSE FEE TABLES
ADJUSTMENTS TO ROYALTIES
Margin         Royalty/Minimum Fee           Correction/5% Change
                                        20%
60%                 6.0%
55%                 4.8%
50%                 3.6%
45%                 2.4%
40%                 1.2%
35%                 0.00%

TECHNOLOGY LICENSE AGREEMENT
_________________________       _______________________
Licensor Initials               Licensee Initials
=========================================
EXHIBIT 10.8   LICENSE AGREEMENT WITH BIO-CON MICROBES, INC.
This Agreement is made this 1st day of March 1998, by and between: XyclonyX, a Nevada Corporation, 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009, hereinafter referred to as "Licensor", and Bio-Con Microbes, a Nevada corporation, 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009 hereinafter referred to as "Licensee".
WHEREAS, Licensor holds the Exclusive Worldwide Master License to the
Technical information and all related manufacturing and marketing rights and know-how necessary for the manufacture and sale of Agricultural, and Aqua/ Maricultural Products and related equipment, microbial blends and services, and application processes hereinafter referred to as the "Products";
WHEREAS, Licensee desires to acquire the right to use and sub-license the, Products, Technical information and the Licensor's Trademarks and to receive technical assistance from Licensor for the application and sale of the Products, for the Specified Market, in the specified Territory and Licensor is willing to grant such right to Licensee;
NOW, THEREFORE, to effect the above purpose, and in consideration of the mutual covenants and premises set forth herein, Licensor and Licensee hereby agree as follows:
1.0 DEFINITIONS:
The terms defined in this Section shall, for all purposes of the Agreement, except where the context clearly requires otherwise or except as otherwise indicated, have the meaning specified below:
1.1 "Product(s)" shall mean the know-how, services, Biological Product Line and microbial blends and application techniques, specifications of which are set forth in Exhibit "A" attached hereto.
1.2 "Technical Information" shall mean all the Proprietary and confidential nformation, technical data, processes, and specifications known to the Licensor in connection with the application and marketing of the Product.
1.3 "Territory" shall mean, the United States.
1.4 "Licensor's Trademarks" shall mean the trademarks as licensed or used by Licensor on or in connection with the Product, which Trademarks are shown in Exhibit "B".
1.5 The Term "Specified Market" shall mean all individual, business and governmental entities which can use or be sub-licensed by Licensee in the Agricultural or Aqua/Mariculture markets.
1.6 "Biological Product Line" and the term "microbial blends" shall mean all Bio-Con biological products licensed to Licensee as having utility for Agricultural and Aqua/Maricultural uses, including, but not limited to, the specific products listed in Exhibit "A".
1.7 "Effective Date" shall mean the date on which this Agreement is executed.
1.8 The "Term" of this Agreement shall be ten (10) years, whichever is less, commencing on the Effective Date unless sooner terminated by the Licensor or Licensee in accordance with the provisions herein. Thereafter, this Agreement may be renewed by mutual agreement between the parties hereto.
1.9 "Microbial Treatment Units" is the term corresponding to the amount of cultured blend packaged and applied to a project. (e.g. generally, a Microbial Treatment Unit would equal 60 grams of blended dry cultures).
2.0 LICENSE GRANT:
2.1 Licensor hereby grants to Licensee an exclusive right and license to the Technical Information, Biological Product Line and the exclusive right and license to apply, use, sublicense or sell the Products, for the Specified Market, in the Territory during the Term of this Agreement. Licensee is hereby granted the right to subcontract for the installation, distribution, service and sale and application of the Products, subject to Licensor's prior written consent and approval, which consent shall not be unreasonably withheld.
2.2. The Licensor shall not offer or negotiate with any other party for any rights to the Specific Market in connection with the Products defined herein in the Specified Territory.
2.3 Licensor hereby grants to Licensee a non-exclusive right and license to use the Licensor's Trademarks or names in the Territory. Licensee may not use names or marks other than the Licensor's Trademarks in connection with the Products licensed in this Agreement and sold by Licensee. Where applicable, the Products repackaged and sold by Licensee shall carry the appropriate patent number, name of manufacturer, and place of manufacture.
2.4 During the term of this Agreement, Licensor shall not distribute or sell the Product in the Territory directly or through any business affiliated with Licensor without paying Licensee a commission of such sales.
2.5 During the term of the Agreement, Licensee shall not export, distribute, or sell the Product outside the Territory directly or indirectly by any means, or through any business affiliated with Licensee, and shall forward to Licensor any and all inquiries and information related to the Product it has received from prospective customers outside the Territory. The Licensor shall pay the Licensee five percent (5%) of the gross sales amount, license fees
(in the instance of introduction to a new Licensee), royalties or any other revenue derived from the referral in connection with any customers or contacts provided to the Licensor by the Licensee. Said five-percent(5%) referral fee shall be payable with respect to new customer-generated revenue received by Licensor during the first ninety(90) days of business from/with the new customer.
3.0 SUPPLY OF THE PRODUCT AND AFTER-SALES SERVICES:
3.1 Licensee acknowledges that Licensor may be obligated to supply the Product to customers who may have submitted orders to Licensor prior to the Effective Date of this Agreement. Licensee agrees that it shall fill such-orders on behalf of Licensor, provided that such orders carry economic benefits to the Licensee at levels equal to or greater than orders the Licensee would negotiate in the normal course of business.
3.2 Licensee agrees that it shall provide after-sales services for the Products sold by Licensor prior to the Effective Date of this Agreement, provided that rendering of such services shall return economic benefits to the Licensee at a level equal to or greater than services rendered by the Licensee in the normal course of business. Licensor agrees not to sell the common stock for a period of at least twelve months from receipt.
4.0 OMIT.
5.0 OMIT.
6.0 SCHEDULE OF EXCLUSIVE LICENSE FEES
6.1 Consideration: In consideration of the grant of an exclusive license, which exclusive license shall include all terms and conditions as set forth herein, Licensee shall pay a total of $5,000,000 as follows: $250,000 during the first quarter after the effective date, and $250,000 per quarter starting the 5th quarter after the effective date until paid in full. Payments not made on schedule are subject to a 10% late fee.
7.0 OMIT.
8.0 TECHNICAL INFORMATION AND LICENSOR'S TRADEMARKS
8.1 All rights in the Technical Information and the Licensor's Trademarks other than those specifically granted herein are reserved to Licensor.
Licensee acknowledges that Licensee shall not acquire any title or interest in the Technical Information or Licensor's Trademarks as a result of the Licensee's use thereof. Licensee acknowledges that Licensor holds the Exclusive Master Distributor License.
8.2 Licensor shall have Licensee registered as a registered or permitted user, or the like, of the Licensor's Trademarks with the appropriate governmental agency or entity, within the Territory, as may be required. Any cost to record such an application shall be borne by Licensee. Upon termination or expiration of this Agreement for any reason whatsoever, Licensor may immediately apply to cancel Licensee's status as a registered or permitted user. Licensee shall consent in writing to the cancellation and shall join in any cancellation petition.
8.3 Licensor shall indemnify, defend, and hold Licensee harmless from any and all suits or proceeding based on a claim that the Products constitute an infringement of any United States or foreign patent. Licensee shall promptly notify Licensor of the existence of any claim of patent infringement of any Products to which Licensor's indemnification obligation would apply, and shall give Licensor the reasonable opportunity to defend the same at its own expense, provided that Licensee shall at all times also have the right to full participation the defense at its expense. Licensee, at its sole option, may actively participate in the defense of any such suit or proceeding, sharing in the cost of said defense if it participates in such suit or proceeding. Licensee shall cooperate with Licensor in the defense of any proceeding for any infringement under this indemnification.
9.0 REPRESENTATIONS:
9.1 Licensee represents that it possesses sufficient engineering ability to manage and direct the application of the Products, including ability to produce drawings and conceptual designs and to provide technical assistance to the Product appliers.
9.2 Licensee represents that it has the intention and ability to develop distribution and sales channels through which the Product may be distributed and sold efficiently.
9.3 Licensor represents that it holds the Exclusive Master Distribution License of the Technical Information and Biological Product Line and that there are no claims, existing or threatened, in connection with the Licensor's clear title or license. Licensor represents that the Products, Technical information, Biological Product Line and related know-how do and will function for the intended purpose of each Product as described in the Technical Information and, further, that the Licensor has performed sufficient testing and analysis to prove the usefulness and competitive efficiency of the technology underlying this Agreement for full scale field applications.
9.4 Licensor represents that all microbial blends, bacteria or the like in connection with the Biological Product Line will be available for application not later than ninety (90) days after the Effective Date of this Agreement.
10.0 NON-COMPETITION:
10.1 During the term of this Agreement, Licensee shall not engage, directly or indirectly, in the marketing or use of any competitive product or process whose use or composition is similar to that of the Products without the written consent of the Licensor, providing that the Products can be demonstrated to be useful and competitive for all applications contemplated by Licensee's customer base.
10.2 Licensee acknowledges and agrees that due to the unique nature of the Products and Processes and the irreparable harm that disclosure or unauthorized sales, use, and application shall cause Licensor, Licensee agrees that during the term of this Agreement, and in the event of termination of this agreement, Licensee covenants and agrees as follows:
a) During the term of this Agreement and for a period of ten(10) years after termination of this Agreement, including but not limited to, the provisions of Paragraph 13.0, herein, neither Licensee nor any of his employees, agents, partners, representatives and/or servants shall directly or indirectly solicit customers of or divert business from Licensor for the purpose of microbiological research, production, application, usage, sales, or manufacturing of Licensor's patented products, proprietary techniques, applications, or processes, or any microbial blends, formulae, or cultured products or products of fermentation or bio-chemical blends as described herein of developed hereafter by Licensor.
11.0 CONFIDENTIALITY AND NONDISCLOSURES:
11.1 Licensee shall hold in confidence the Technical Information which is identified as "proprietary" or "confidential" when delivered to Licensee (hereinafter referred to as "Confidential Information").
11.2 Licensee shall use the Confidential Information for the sole purpose of application and marketing the Products. Licensee shall refrain from using or allowing the use of the Confidential Information for any other private or commercial purpose.
11.3 Licensee agrees that the Confidential Information shall be shown to or discussed only with selected individuals employed by Licensee on a "need to know" basis for the purposes of performing under this Agreement. Licensee shall take, and shall cause all its employees to take reasonable precaution to insure the confidentiality of the Confidential Information.
11.4 The Confidential Information received by Licensee shall not be disclosed or divulged to any third party or parties without prior written approval of Licensor. Prior to showing the Confidential Information to, or discussing it with, any third party, Licensee shall require the third party to maintain the confidentiality under the same terms hereof.
11.5 Upon termination of this Agreement, Licensee shall cease to use and shall forthwith return or surrender to Licensor all the Confidential Information and all reproductions thereof in their custody or possession.
11.6 Licensee understands and agrees that Licensor might be irreparably harmed by violation of this Article, and that the use of the Confidential Information for the business purposes of any party other than Licensor could enable such party to compete unfairly with Licensor. In the event that Licensee becomes aware of any breach of the confidentiality of, or the misappropriation of, any of the Confidential Information, Licensee will promptly give notice thereof to Licensor. In addition, Licensor shall be entitled to injunctive relief, to enforcement by specific performance of this Article and to damages or may terminate this Agreement.
11.7 The obligation of Licensee under this Article shall survive the termination or rescission of the Agreement for a period of ten (10) years after such expiration, termination, or rescission.
12.0 INDEMNIFICATION
12.1 Licensee shall indemnify, defend and hold Licensor, its affiliates, subcontractors, officers, employees and agents harmless from any and all costs and demands resulting from any damage, loss or injury, whether to property or persons, including death, resulting from, arising out of, or in connection with: (1) negligence; (2) intentional acts; or (3) errors and omissions of the Licensee, its employees, officers, contractors, or agents in connection with the installing, handling or marketing of the Products.
13.0 TERMINATION:
13.1 This Agreement may be terminated immediately by Licensor upon:
(a) The failure of Licensee to cure a material breach of this Agreement within sixty (60) days of receipt of written notice to Licensee of such breach;
(b) The failure of Licensee to pay any license cost as described herein within sixty (60) days from the due date;
(c) In the event Licensee is delinquent in payment obligations to Licensor or its affiliates under this Agreement or otherwise, Licensor may terminate this Agreement. Licensor's rights to terminate by reason of default on payments by Licensee, as provided for this section, shall not be valid until such time as Licensor has transferred Technical Information to Licensee as required herein.
13.2 This Agreement may be terminated immediately by Licensee upon:
(a) The failure of Licensor to cure a material breach of this Agreement within (60) days of receipt of written notice to Licensor of such breach;
13.3 Upon termination of this Agreement for any reason whatsoever Licensee will return to Licensor all notes, records, documents, drawings, specifications, and all other information in any form relating to Licensor under this Agreement, all of which shall remain the sole property of Licensor.
13.4 Upon termination of this Agreement for any reason other than a payment default or the failure to obtain all applicable governmental agency approval, Licensee shall provide Licensor, within ten (10) days from the date of such termination, with a list of all orders outstanding on the date of termination. Licensee shall have the right to complete the delivery of any Product to be supplied in accordance with the terms of such orders, and Licensor shall be entitled to receive royalties and to exercise its rights in relation to royalty payments, in accordance with this Agreement
14.0 OMIT.
15.0 TECHNICAL ASSISTANCE
15.1 Within sixty (60) days of the Effective Date, Licensor shall transfer to the Licensee all Technical Information in a form and manner necessary to enable the Licensee to sell, apply and service the Product and Biological Product Line without further technical assistance from the Licensor.
15.2 Upon prior written request of Licensee, and subject to the agreement of Licensor with regard to the schedule and content of such assistance, Licensor shall provide the following services under the conditions as stipulated hereunder:
a) All such engineering/technical assistance as 15.1 above, shall be done at Licensor's expense at Licensor's choice of location.
b) Any additional assistance which may be requested by Licensee from time to time, shall be done at Licensee's expense, and shall be billed at then current prevailing rates per hour, per capita, for the hours of the services actually provided by Licensor's engineer/technical expert(s).
c) All travel expenses (including transportation, meals, and lodging during travel) shall be invoiced at cost by Licensor, and shall be paid by Licensee, within thirty (30) days after receipt of invoice from Licensor, provided that the airfare for round-trip transportation shall be paid in advance by Licensee.
d) Upon prior written request of Licensee, Licensor agrees to provide training to a reasonable number of Licensee's engineers at Licensor's facilities for a period not to exceed five (5) days per year during the term of this agreement. This training shall be in relation to the application of the product. Licensor shall pay the costs and expenses for such training and any training in excess of said five days should be paid by Licensee.
15.3 Licensor shall provide, during the first ninety (90) days, Licensor's biotechnical/application/marketing consultation time, by telephone, at Licensor's expense.
15.4 Any additional assistance by Licensor's personnel, or consultants which may require a personal site visit or customer contact shall be billed at the prevailing, reasonable and/or customary rate per day, plus travel and per diem expenses and payable by Licensee.
16.0 OMIT.
17.0 ARBITRATION:
All disputes, controversies, or differences arising out of, relating to, or in connection with this Agreement between the parties hereto, or any breach thereof, which cannot be resolved amicably by the parties shall be finally settled by arbitration by a panel of three (3) arbitrators in accordance with the Rules of and Procedures of the American Arbitration Association.
Each party shall appoint one (1) arbitrator and the two (2) arbitrators shall appoint the third arbitrator. Any decision rendered by such arbitration shall be binding upon both parties. The place of arbitration shall be San Diego, California. The award rendered by the arbitrators shall be final and binding upon the parties hereto.
18.0 APPLICABLE LAW:
This Agreement shall be governed by and construed in accordance with the laws of the State of California.
19.0 FORCE MAJEURE:
19.1 Neither party shall be liable to the other party for the failure or delay in performance of any of its obligations under this Agreement due to acts of God, fire, flood, strikes, labor troubles or other industrial disturbances, acts of Government, laws and regulations, torts, insurrections or any other cause beyond the control of the affected party. Upon the occurrence of such an event, the affected party shall immediately notify the other party with as much detail as possible. The affected party shall, immediately after the cause is removed, perform such obligations with all due diligence.
19.2 In the event that the prevention of performing the obligation under this Agreement shall continue beyond a period of six (6) months, the party unaffected by such event shall have the right to terminate this Agreement upon thirty (30) days prior notice to the other party.
20.0 ASSIGNMENT
20.1 Neither party shall assign any of its rights or obligations, or this Agreement, in whole or in part, to a third party, except as provided for in the case of:
a) Licensee's rights granted herein to subcontract for the application of the Product and the establishment and expansion of the sales, distribution, service, use and applications network development within the designated Territory subject to Licensor's prior written approval of such subcontract/ subcontractor.
b) Licensor shall have the right to assign this Agreement to any third party who purchases or lawfully obtains all or substantially all of the assigning party's asset or outstanding voting shares.
20.2 In the event of Bio-Con Microbe's cessation of business, or dissolution, the rights in connection with the Licensor shall revert to XyclonyX and then to the patent owners where applicable and shall be assigned to their heirs, or assignees providing however that such assignment shall in no way encumber this Agreement and that such assignment strictly prohibit any and all heirs or their representatives of any estate from challenging the terms, conditions, or economic equity or value of this agreement throughout arbitration, legal action or otherwise.
21.0 NOTICES:
21.1 All notices or communications given or required to be given hereunder shall be given by personal delivery or by registered airmail or by cable, telex, or facsimile followed by a letter dispatched within twenty-four (24) hours to the following addresses:
To Licensor:XyclonyX, 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009
To Licensee:Bio-Con Microbes, 6965 El Camino Real, Suite 105-279, Carlsbad,
CA 92009
21.2 Notices and communications shall be deemed received by the addressee on the date of delivery if delivered personally, on the fifth (5th) day from the date of posting if sent by registered airmail, or by forty-eight (48) hours after transmission if sent by cable, telex, or facsimile.
22.0 MISCELLANEOUS PROVISIONS:
22.1 The headings of the Articles have been inserted for convenience or reference only and shall not affect the interpretation or construction of the provisions of the Agreement.
22.2 This Agreement shall not be modified except by a written instrument executed by duly authorized representative of the parties hereto.
22.3 In the event any term or provision of this Agreement shall for any reason be held invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other term or provision of this Agreement, and this Agreement shall be interpreted and construed as if such term or provision, to the extent that it is invalid, illegal or unenforceable, had never been contained in this agreement.
22.4 Waiver of any right by a party hereto towards the other of breach or a series of breaches hereof shall not affect the right of he waiving party to exercise any of its rights provided hereunder on account of any other breach hereof or similar breach subsequent thereto.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized representatives on the date first above written. Licensor warrants and affirms, under penalty of perjury, that they are the owner/inventors/patentees and are the duly representatives or Licensor.
The Effective date of this license shall be the _______________, 1998.
LICENSOR:
By: ____/s/ Mery C. Robinson _____
      Mery C. Robinson, President  (XyclonyX)

LICENSEE:
By:____/s/ Roger K. Knight ________
      Roger K. Knight, President  (Bio-Con Microbes)

EXHIBIT "A"
BIOLOGICAL PRODUCT LINE
BIO-CON-10X - Particularly useful in dealing with domestic wastes being treated anaerobically. Typically enhances organic digestion and gas production in digesters. Handles many of the problems associated with operation of septic tanks, Imhoff tanks, and anaerobic lagoons.
BIO-CON-20X - Designed for use in aerobic systems handling domestic sewage.
It is particularly effective in handling many of the problem components of domestic sewage, including heavy grease loading, incoming industrial wastes, cosmetics, salad oils, petroleum derivatives, etc. it is well-suited for the maintenance of lift stations, gravity mains, and collection lines, restaurant grease traps, and residential drain maintenance.
BIO-CON-20XC - Particularly useful for high carbohydrate and starch wastes. Effective with many aliphatic chemical wastes.
BIO-CON-20XP - Designed to handle high loading of animal, fish, and vegetable oils, particularly where protein levels are low. Generally preferred for application to light weight oils and many petrochemical products.
BIO-CON-20XB - Particularly helpful for industrial wastes having exceptionally high loadings of proteins, blood, and fats. Develops an excellent floc for handling many settleability problems,
BIO-CON-40X - Biological soil supplement for accelerated, enhanced, plant germination and growth and water and fertilizer application reduction. BIO-CON-40XH - Humic acids extract
BIO-CON-40X-1 - Scientifically balanced liquid foliar formulation containing 8-32-5 NPK, humic acids, trace minerals, and specific beneficial microorganisms including several very efficient nitrogen fixing bacteria. BIO-CON-60XA (Freshwater aquaculture) 60XM(Marine aquaculture) system supplement for control of ammonia poisoning, pathogen, and environmental control.
BIO-CON-BT   - Biological Pesticide (Bacillus-Thuringensis, sp.) - Mosquito and
agricultural larval pest control.

EXHIBIT "B"
LICENSOR'S TRADEMARKS
The Bug LadyTM Microbial Product Line
Bio-Con Microbes
Any and all trademarks or product names associated with Bio-Con Microbes, and /or the Estate of George M. Robinson, et.al. including but not limited to the following product marketing names:
Wasteline*, Pipeline**

XYCLONYX TECHNOLOGY LICENSE AGREEMENT
==========================================
EXHIBIT 10.9   LICENSE AGREEMENT WITH SOL-TECH CORPORATION
This Agreement is made this 1st day of March 1998, by and between: XyclonyX, a Nevada Corporation, 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009, hereinafter referred to as "Licensor", and Sol-Tech Corporation, a Nevada corporation, 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009 hereinafter referred to as "Licensee".
WHEREAS, Licensor holds the Exclusive Worldwide Master License to the
Technical information and all related manufacturing and marketing rights and know-how necessary for the manufacture and sale of Microbial Blend Products and related equipment, microbial blends and services, and application processes hereinafter referred to as the "Products";
WHEREAS, Licensee desires to acquire the right to use and sub-license the, Products, Technical information and the Licensor's Trademarks and to receive technical assistance from Licensor for the application and sale of the Products, for the Specified Market, in the specified Territory and Licensor is willing to grant such right to Licensee;
NOW, THEREFORE, to effect the above purpose, and in consideration of the mutual covenants and premises set forth herein, Licensor and Licensee hereby agree as follows:
1.0 DEFINITIONS:
The terms defined in this Section shall, for all purposes of the Agreement, except where the context clearly requires otherwise or except as otherwise indicated, have the meaning specified below:
1.1 "Product(s)" shall mean the know-how, services, Biological Product Line and microbial blends and application techniques, specifications of which are set forth in Exhibit "A" attached hereto.
1.2 "Technical Information" shall mean all the Proprietary and confidential information, technical data, processes, and specifications known to the Licensor in connection with the application and marketing of the Product.
1.3 "Territory" shall mean, the United States.
1.4 "Licensor's Trademarks" shall mean the trademarks as licensed or used by Licensor on or in connection with the Product, which Trademarks are shown in Exhibit "B".
1.5 The Term "Specified Market" shall mean all individual, business and governmental entities which can use or be sub-licensed by Licensee in the Muncipal, Industrial, Commercial, Governmental and Healthcare markets.
1.6 "Biological Product Line" and the term "microbial blends" shall mean all Bio-Con biological products licensed to Licensee as having utility in the above Specified Markets, including, but not limited to, the specific products listed in Exhibit "A".
1.7 "Effective Date" shall mean the date on which this Agreement is executed.
1.8 The "Term" of this Agreement shall be ten (10) years, whichever is less, commencing on the Effective Date unless sooner terminated by the Licensor or Licensee in accordance with the provisions herein. Thereafter, this Agreement may be renewed by mutual agreement between the parties hereto.
1.9 "Microbial Treatment Units" is the term corresponding to the amount of cultured blend packaged and applied to a project. (e.g. generally, a Microbial Treatment Unit would equal 60 grams of blended dry cultures).
2.0 LICENSE GRANT:
2.1 Licensor hereby grants to Licensee an exclusive right and license to the Technical Information, Biological Product Line and the exclusive right and license to apply, use, sublicense or sell the Products, for the Specified Market, in the Territory during the Term of this Agreement. Licensee is hereby granted the right to subcontract for the installation, distribution, service and sale and application of the Products, subject to Licensor's prior written consent and approval, which consent shall not be unreasonably withheld.
2.2. The Licensor shall not offer or negotiate with any other party for any rights to the Specific Market in connection with the Products defined herein in the Specified Territory.
2.3 Licensor hereby grants to Licensee a non-exclusive right and license to use the Licensor's Trademarks or names in the Territory. Licensee may not use names or marks other than the Licensor's Trademarks in connection with the Products licensed in this Agreement and sold by Licensee. Where applicable, the Products repackaged and sold by Licensee shall carry the appropriate patent number, name of manufacturer, and place of manufacture.
2.4 During the term of this Agreement, Licensor shall not distribute or sell the Product in the Territory directly or through any business affiliated with Licensor without paying Licensee a commission of such sales.
2.5 During the term of the Agreement, Licensee shall not export, distribute, or sell the Product outside the Territory directly or indirectly by any means, or through any business affiliated with Licensee, and shall forward to Licensor any and all inquiries and information related to the Product it has received from prospective customers outside the Territory. The Licensor shall pay the Licensee five percent (5%) of the gross sales amount, license fees
(in the instance of introduction to a new Licensee), royalties or any other revenue derived from the referral in connection with any customers or contacts provided to the Licensor by the Licensee. Said five-percent(5%) referral fee shall be payable with respect to new customer-generated revenue received by Licensor during the first ninety(90) days of business from/with the new customer.
3.0 SUPPLY OF THE PRODUCT AND AFTER-SALES SERVICES:
3.1 Licensee acknowledges that Licensor may be obligated to supply the Product to customers who may have submitted orders to Licensor prior to the Effective Date of this Agreement. Licensee agrees that it shall fill such-orders on behalf of Licensor, provided that such orders carry economic benefits to the Licensee at levels equal to or greater than orders the Licensee would negotiate in the normal course of business.
3.2 Licensee agrees that it shall provide after-sales services for the Products sold by Licensor prior to the Effective Date of this Agreement, provided that rendering of such services shall return economic benefits to the Licensee at a level equal to or greater than services rendered by the Licensee in the normal course of business. Licensor agrees not to sell the common stock for a period of at least twelve months from receipt.
4.0 OMIT.
5.0 OMIT.
6.0 SCHEDULE OF EXCLUSIVE LICENSE FEES
6.1 Consideration: In consideration of the grant of an exclusive license, which exclusive license shall include all terms and conditions as set forth herein, Licensee shall pay a total of $5,000,000 as follows: $250,000 during the first quarter after the effective date, and $250,000 per quarter starting the 5th quarter after the effective date until paid in full. Payments not made on schedule are subject to a 10% late fee.
7.0 OMIT.
8.0 TECHNICAL INFORMATION AND LICENSOR'S TRADEMARKS
8.1 All rights in the Technical Information and the Licensor's Trademarks other than those specifically granted herein are reserved to Licensor.
Licensee acknowledges that Licensee shall not acquire any title or interest in the Technical Information or Licensor's Trademarks as a result of the Licensee's use thereof. Licensee acknowledges that Licensor holds the Exclusive Master Distributor License.
8.2 Licensor shall have Licensee registered as a registered or permitted user, or the like, of the Licensor's Trademarks with the appropriate governmental agency or entity, within the Territory, as may be required. Any cost to record such an application shall be borne by Licensee. Upon termination or expiration of this Agreement for any reason whatsoever, Licensor may immediately apply to cancel Licensee's status as a registered or permitted user. Licensee shall consent in writing to the cancellation and shall join in any cancellation petition.
8.3 Licensor shall indemnify, defend, and hold Licensee harmless from any and all suits or proceeding based on a claim that the Products constitute an infringement of any United States or foreign patent. Licensee shall promptly notify Licensor of the existence of any claim of patent infringement of any Products to which Licensor's indemnification obligation would apply, and shall give Licensor the reasonable opportunity to defend the same at its own expense, provided that Licensee shall at all times also have the right to full participation the defense at its expense. Licensee, at its sole option, may actively participate in the defense of any such suit or proceeding, sharing in the cost of said defense if it participates in such suit or proceeding. Licensee shall cooperate with Licensor in the defense of any proceeding for any infringement under this indemnification.
9.0 REPRESENTATIONS:
9.1 Licensee represents that it possesses sufficient engineering ability to manage and direct the application of the Products, including ability to produce drawings and conceptual designs and to provide technical assistance to the Product appliers.
9.2 Licensee represents that it has the intention and ability to develop distribution and sales channels through which the Product may be distributed and sold efficiently.
9.3 Licensor represents that it holds the Exclusive Master Distribution License of the Technical Information and Biological Product Line and that there are no claims, existing or threatened, in connection with the Licensor's clear title or license. Licensor represents that the Products, Technical information, Biological Product Line and related know-how do and will function for the intended purpose of each Product as described in the Technical Information and, further, that the Licensor has performed sufficient testing and analysis to prove the usefulness and competitive efficiency of the technology underlying this Agreement for full scale field applications.
9.4 Licensor represents that all microbial blends, bacteria or the like in connection with the Biological Product Line will be available for application not later than ninety (90) days after the Effective Date of this Agreement.
10.0 NON-COMPETITION:
10.1 During the term of this Agreement, Licensee shall not engage, directly or indirectly, in the marketing or use of any competitive product or process whose use or composition is similar to that of the Products without the written consent of the Licensor, providing that the Products can be demonstrated to be useful and competitive for all applications contemplated by Licensee's customer base.
10.2 Licensee acknowledges and agrees that due to the unique nature of the Products and Processes and the irreparable harm that disclosure or unauthorized sales, use, and application shall cause Licensor, Licensee agrees that during the term of this Agreement, and in the event of termination of this agreement, Licensee covenants and agrees as follows:
a) During the term of this Agreement and for a period of ten(10) years after termination of this Agreement, including but not limited to, the provisions of Paragraph 13.0, herein, neither Licensee nor any of his employees, agents, partners, representatives and/or servants shall directly or indirectly solicit customers of or divert business from Licensor for the purpose of microbiological research, production, application, usage, sales, or manufacturing of Licensor's patented products, proprietary techniques, applications, or processes, or any microbial blends, formulae, or cultured products or products of fermentation or bio-chemical blends as described herein of developed hereafter by Licensor.
11.0 CONFIDENTIALITY AND NONDISCLOSURES:
11.1 Licensee shall hold in confidence the Technical Information which is identified as "proprietary" or "confidential" when delivered to Licensee (hereinafter referred to as "Confidential Information").
11.2 Licensee shall use the Confidential Information for the sole purpose of application and marketing the Products. Licensee shall refrain from using or allowing the use of the Confidential Information for any other private or commercial purpose.
11.3 Licensee agrees that the Confidential Information shall be shown to or discussed only with selected individuals employed by Licensee on a "need to know" basis for the purposes of performing under this Agreement. Licensee shall take, and shall cause all its employees to take reasonable precaution to insure the confidentiality of the Confidential Information.
11.4 The Confidential Information received by Licensee shall not be disclosed or divulged to any third party or parties without prior written approval of Licensor. Prior to showing the Confidential Information to, or discussing it with, any third party, Licensee shall require the third party to maintain the confidentiality under the same terms hereof.
11.5 Upon termination of this Agreement, Licensee shall cease to use and shall forthwith return or surrender to Licensor all the Confidential Information and all reproductions thereof in their custody or possession.
11.6 Licensee understands and agrees that Licensor might be irreparably harmed by violation of this Article, and that the use of the Confidential Information for the business purposes of any party other than Licensor could enable such party to compete unfairly with Licensor. In the event that Licensee becomes aware of any breach of the confidentiality of, or the misappropriation of, any of the Confidential Information, Licensee will promptly give notice thereof to Licensor. In addition, Licensor shall be entitled to injunctive relief, to enforcement by specific performance of this Article and to damages or may terminate this Agreement.
11.7 The obligation of Licensee under this Article shall survive the termination or rescission of the Agreement for a period of ten (10) years after such expiration, termination, or rescission.
12.0 INDEMNIFICATION
12.1 Licensee shall indemnify, defend and hold Licensor, its affiliates, subcontractors, officers, employees and agents harmless from any and all costs and demands resulting from any damage, loss or injury, whether to property or persons, including death, resulting from, arising out of, or in connection with: (1) negligence; (2) intentional acts; or (3) errors and omissions of the Licensee, its employees, officers, contractors, or agents in connection with the installing, handling or marketing of the Products.
13.0 TERMINATION:
13.1 This Agreement may be terminated immediately by Licensor upon:
(a) The failure of Licensee to cure a material breach of this Agreement within sixty (60) days of receipt of written notice to Licensee of such breach;(b) The failure of Licensee to pay any license cost as described herein within sixty (60) days from the due date; (c) In the event Licensee is delinquent in payment obligations to Licensor or its affiliates under this Agreement or otherwise, Licensor may terminate this Agreement.
Licensor's rights to terminate by reason of default on payments by Licensee, as provided for this section, shall not be valid until such time as Licensor has transferred Technical Information to Licensee as required herein.
13.2 This Agreement may be terminated immediately by Licensee upon:
(a) The failure of Licensor to cure a material breach of this Agreement within (60) days of receipt of written notice to Licensor of such breach;
13.3 Upon termination of this Agreement for any reason whatsoever Licensee will return to Licensor all notes, records, documents, drawings, specifications, and all other information in any form relating to Licensor under this Agreement, all of which shall remain the sole property of Licensor.
13.4 Upon termination of this Agreement for any reason other than a payment default or the failure to obtain all applicable governmental agency approval, Licensee shall provide Licensor, within ten (10) days from the date of such termination, with a list of all orders outstanding on the date of termination. Licensee shall have the right to complete the delivery of any Product to be supplied in accordance with the terms of such orders, and Licensor shall be entitled to receive royalties and to exercise its rights in relation to royalty payments, in accordance with this Agreement
14.0 OMIT.
15.0 TECHNICAL ASSISTANCE
15.1 Within sixty (60) days of the Effective Date, Licensor shall transfer to the Licensee all Technical Information in a form and manner necessary to enable the Licensee to sell, apply and service the Product and Biological Product Line without further technical assistance from the Licensor.
15.2 Upon prior written request of Licensee, and subject to the agreement of Licensor with regard to the schedule and content of such assistance, Licensor shall provide the following services under the conditions as stipulated hereunder:
a) All such engineering/technical assistance as 15.1 above, shall be done at Licensor's expense at Licensor's choice of location.
b) Any additional assistance which may be requested by Licensee from time to time, shall be done at Licensee's expense, and shall be billed at then current prevailing rates per hour, per capita, for the hours of the services actually provided by Licensor's engineer/technical expert(s).
c) All travel expenses (including transportation, meals, and lodging during travel) shall be invoiced at cost by Licensor, and shall be paid by Licensee, within thirty (30) days after receipt of invoice from Licensor, provided that the airfare for round-trip transportation shall be paid in advance by Licensee.
d) Upon prior written request of Licensee, Licensor agrees to provide training to a reasonable number of Licensee's engineers at Licensor's facilities for a period not to exceed five (5) days per year during the term of this agreement. This training shall be in relation to the application of the product.
Licensor shall pay the costs and expenses for such training and any training in excess of said five days should be paid by Licensee.
15.3 Licensor shall provide, during the first ninety (90) days, Licensor's biotechnical/application/marketing consultation time, by telephone, at Licensor's expense.
15.4 Any additional assistance by Licensor's personnel, or consultants which may require a personal site visit or customer contact shall be billed at the prevailing, reasonable and/or customary rate per day, plus travel and per diem expenses and payable by Licensee.
16.0 OMIT.
17.0 ARBITRATION:
All disputes, controversies, or differences arising out of, relating to, or in connection with this Agreement between the parties hereto, or any breach thereof, which cannot be resolved amicably by the parties shall be finally settled by arbitration by a panel of three (3) arbitrators in accordance with the Rules of and Procedures of the American Arbitration Association.
Each party shall appoint one (1) arbitrator and the two (2) arbitrators shall appoint the third arbitrator. Any decision rendered by such arbitration shall be binding upon both parties. The place of arbitration shall be San Diego, California. The award rendered by the arbitrators shall be final and binding upon the parties hereto.
18.0 APPLICABLE LAW:
This Agreement shall be governed by and construed in accordance with the laws of the State of California.
19.0 FORCE MAJEURE:
19.1 Neither party shall be liable to the other party for the failure or delay in performance of any of its obligations under this Agreement due to acts of God, fire, flood, strikes, labor troubles or other industrial disturbances, acts of Government, laws and regulations, torts, insurrections or any other cause beyond the control of the affected party. Upon the occurrence of such an event, the affected party shall immediately notify the other party with as much detail as possible. The affected party shall, immediately after the cause is removed, perform such obligations with all due diligence.
19.2 In the event that the prevention of performing the obligation under this Agreement shall continue beyond a period of six (6) months, the party unaffected by such event shall have the right to terminate this Agreement upon thirty (30) days prior notice to the other party.
20.0 ASSIGNMENT
20.1 Neither party shall assign any of its rights or obligations, or this Agreement, in whole or in part, to a third party, except as provided for in the case of:
a) Licensee's rights granted herein to subcontract for the application of the Product and the establishment and expansion of the sales, distribution, service, use and applications network development within the designated Territory subject to Licensor's prior written approval of such subcontract/ subcontractor.
b) Licensor shall have the right to assign this Agreement to any third party who purchases or lawfully obtains all or substantially all of the assigning party's asset or outstanding voting shares.
20.2 In the event of Bio-Con Microbe's cessation of business, or dissolution, the rights in connection with the Licensor shall revert to XyclonyX and then to the patent owners where applicable and shall be assigned to their heirs, or assignees providing however that such assignment shall in no way encumber this Agreement and that such assignment strictly prohibit any and all heirs or their representatives of any estate from challenging the terms, conditions, or economic equity or value of this agreement throughout arbitration, legal action or otherwise.
21.0 NOTICES:
21.1 All notices or communications given or required to be given hereunder shall be given by personal delivery or by registered airmail or by cable, telex, or facsimile followed by a letter dispatched within twenty-four (24) hours to the following addresses:
To Licensor:XyclonyX, 6965 El Camino Real, Suite 105-279, Carlsbad, CA 92009
To Licensee:Sol-Tech Corporation, 6965 El Camino Real, Suite 105-279,
Carlsbad, CA 92009
21.2 Notices and communications shall be deemed received by the addressee on the date of delivery if delivered personally, on the fifth (5th) day from the date of posting if sent by registered airmail, or by forty-eight (48) hours after transmission if sent by cable, telex, or facsimile.
22.0 MISCELLANEOUS PROVISIONS:
22.1 The headings of the Articles have been inserted for convenience or reference only and shall not affect the interpretation or construction of the provisions of the Agreement.
22.2 This Agreement shall not be modified except by a written instrument executed by duly authorized representative of the parties hereto.
22.3 In the event any term or provision of this Agreement shall for any reason be held invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other term or provision of this Agreement, and this Agreement shall be interpreted and construed as if such term or provision, to the extent that it is invalid, illegal or unenforceable, had never been contained in this agreement.
22.4 Waiver of any right by a party hereto towards the other of breach or a series of breaches hereof shall not affect the right of he waiving party to exercise any of its rights provided hereunder on account of any other breach hereof or similar breach subsequent thereto.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized representatives on the date first above written. Licensor warrants and affirms, under penalty of perjury, that they are the owner/inventors/patentees and are the duly representatives or Licensor.
The Effective date of this license shall be the __________________, 1998.
LICENSOR:
By: ___ /s/ Mery C. Robinson ___________
      Mery C. Robinson, President  (XyclonyX)

LICENSEE:
By:____ /s/ Robert C. Brehm
      Robert C. Brehm, President  (Sol-Tech Corporation)

EXHIBIT "A"
BIOLOGICAL PRODUCT LINE
BIO-CON-10X - Particularly useful in dealing with domestic wastes being treated anaerobically. Typically enhances organic digestion and gas production in digesters. Handles many of the problems associated with operation of septic tanks, Imhoff tanks, and anaerobic lagoons.
BIO-CON-20X - Designed for use in aerobic systems handling domestic sewage.
It is particularly effective in handling many of the problem components of domestic sewage, including heavy grease loading, incoming industrial wastes, cosmetics, salad oils, petroleum derivatives, etc. it is well-suited for the maintenance of lift stations, gravity mains, and collection lines, restaurant grease traps, and residential drain maintenance.
BIO-CON-20XC - Particularly useful for high carbohydrate and starch wastes. Effective with many aliphatic chemical wastes.
BIO-CON-20XP - Designed to handle high loading of animal, fish, and vegetable oils, particularly where protein levels are low. Generally preferred for application to light weight oils and many petrochemical products.
BIO-CON-20XB - Particularly helpful for industrial wastes having exceptionally high loadings of proteins, blood, and fats. Develops an excellent floc for handling many settleability problems,
BIO-CON-BT   - Biological Pesticide (Bacillus-Thuringensis, sp.) - Mosquito and
agricultural larval pest control.

EXHIBIT "B"
LICENSOR'S TRADEMARKS
The Bug LadyTM Microbial Product Line
Sol-Tech Corporation
Any and all trademarks or product names associated with Sol-Tech Corporation, and /or the Estate of George M. Robinson, et.al. including but not limited to the following product marketing names:
Wasteline*, Pipeline**

XYCLONYX TECHNOLOGY LICENSE AGREEMENT

=================================================
U.S. MICROBICS, INC. CONSOLIDATED FINANCIAL STATEMENTS


             U.S. MICROBICS, INC. AND SUBSIDIARIES
             (FORMERLY GLOBAL VENTURE FUNDING, INC.)

      REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
-----------------------------------------------------------------------
              U.S. MICROBICS, INC. AND SUBSIDIARIES
             (FORMERLY GLOBAL VENTURE FUNDING, INC.)

         FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
-------------------------------------------------------------
                             CONTENTS
                                                           PAGE

Independent auditors' report                                1

Consolidated financial statements:
    Balance sheets                                          2
    Statements of operations                                3
  Statements of changes in stockholders' equity (deficit)   4
    Statements of cash flows                                                  5
  Notes to consolidated financial statements               6-22
------------------------------------------------------------
                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
U.S. Microbics, Inc. and Subsidiaries
(Formerly Global Venture Funding, Inc.)
Carlsbad, California

       We have audited the accompanying consolidated balance sheets of U.S. Microbics, Inc. and Subsidiaries (formerly Global Venture Funding, Inc.) as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financialstatements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Microbics, Inc. and Subsidiaries (formerly Global Venture Funding, Inc.) as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company's significant recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter also is described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BRADSHAW, SMITH & CO.
Las Vegas, Nevada
January 25, 1999
(Except for Notes 10 and 11 as to which the date is February 4, 1999)
-------------------------------------------
U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997

ASSETS                                1998                 1997
Current assets:
Cash and cash equivalents           $ 316,600           $  1,700
Prepaid expenses and other assets      10,000             28,000
Total current assets                  326,600             29,700

Property and equipment (Note 2)        99,100             36,200
Deposits (Note 3)                      17,500                 --
Deferred tax assets (Note 7)             --                   --

                                   $  443,200           $  65,900

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes payable (Note 4)             $     --             $  75,400
Accounts payable and accrued
  liabilities                         206,300              88,300
Net liabilities of
 discontinued operation (Note 5)          --               76,900
 Total current liabilities            206,300             240,600

Commitments and contingencies (Note 10)    --                 --

Stockholders' equity (deficit) (Note 6):
Convertible preferred stock,
 $.10 par value; authorized
 20,000,000 shares:
Series II; authorized
 500,000 shares;issued and
 outstanding 21,507 and
 22,519 shares (aggregate
 liquidation preference of
 $21,507 and $22,519)                   2,200                2,300
Series B; authorized
 500,000 shares;issued and
 outstanding 15,915 and
 18,655 shares (aggregate
 liquidation preference of
 $15,915 and $18,655)                   1,600                 1,900
Series C; authorized
 50,000 shares;issued and
 outstanding 15,357 and
 3,240 shares (aggregate
 liquidation preference of
 $1,535,700 and $324,000)               1,500                   300
Series D; authorized
 50,000 shares;issued
 and outstanding 20,438 and
 17,138 shares (no
 liquidation preference)                2,000                 1,700
                                        7,300                 6,200

Common stock $.0001 par
 value; authorized 150,000,000
 shares; issued and outstanding
 3,447,554 and 1,447,929 shares           400                    200
Additional paid-in capital          3,068,000              1,928,000
Stock options and warrants            868,800                187,700
Treasury stock                            --                  (1,000)
Accumulated deficit                (3,707,600)            (2,295,800)

                                      236,900               (174,700)
                                   $  443,200             $   65,900
==================================
U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
                                        Years ended September 30,
                                       1998                     1997
Revenues                            $      --             $       --
Cost of revenues                           --                     --

Gross profit                               --                     --
Selling, general and
 administrative expenses              1,378,200               956,900

Loss from operations                 (1,378,200)             (956,900)

Other income (expense):
 Interest income                          6,800                    --
 Interest expense, related parties          --                (22,100)
 Interest expense                       (34,800)              (94,800)
                                        (28,000)             (116,900)
Net loss from continuing operations
 before taxes                        (1,406,200)           (1,073,800)
Provision for income taxes (Note 7)         --                    --

Net loss from continuing operations  (1,406,200)           (1,073,800)

Discontinued operations (Note 5):
 Loss from operations of Houston,
 Texas telecommunications store
 disposed of (no income tax benefit)         --              (211,200)
 Loss on disposal of Houston, Texas
 telecommunications store, including
 provision in the year ended
 September 30, 1997 of $11,900 for
 operating losses during phase-out
 period (no income tax benefit)           (5,600)             (42,200)

Net loss                             $(1,411,800)         $(1,327,200)

Net loss per common share (basic
 and diluted):
 Net loss from continuing operations $     (0.78)         $     (3.27)
 Discontinued operations                      --                (0.64)
 Loss on disposal of Houston, Texas
  telecommunications store                  (NIL)               (0.13)

 Net loss                            $     (0.78)         $     (4.04)

Weighted average common
 shares outstanding                     1,802,481             328,638
=========================
U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

---------------------------------------------------------
                 Preferred Stock    Common Stock               Stock                         Total
                                                   Addional    options          Accumu-  stockholders'
                                                    paid-in      and    Treasury lated       equity
                   Shares   Amount  Shares  Amount   capital   warrants  stock   deficit     (deficit)
---------------------------------------------------------
Balance, September
30, 1996           44,218  $ 4,400  164,126  $ 100  $ 653,700  $ 30,000 $ --  $(968,600)  $ (280,400)

Issuance of stock
in exchange for
extinguishment
of debt (Notes 6
and 8)              2,850      300   60,000      --   317,500        --    --        --       317,800

Conversion of
preferred stock
(Note 6)           (3,466)    (300) 119,736      --       300        --     --       --           --

Issuance of stock
for licensing
agreement (Note 8)    500      100       --      --       900        --      --      --          1,000

Acquisition of
Xyclonyx (Note 5)     --        --  250,000      --    36,200        --      --      --         36,200

Issuance of stock
options and warrants
in exchange for
services (Note 6)     --        --       --       --       --     187,700    --      --        187,700

Exercise of stock
options and warrants
(Note 6)              --        --    15,000      --    60,000    (30,000)   --      --         30,000

Return of shares
issued in conjunction
with Cellular 99
licensing agreements
(Note 8)              --        --        --       --       --         --   (1,800)  --         (1,800)

Issuance of stock
in private placement
(Note 6)              --        --     14,400      --   225,600        --     --     --        225,600

Issuance of stock
in exchange for
services(Note 6)   17,450     1,700   824,667     100   633,800        --      800   --        636,400

Net loss for
the year              --         --       --       --        --        --      --   (1,327,200)(1,327,200)
                   ======     =====  ========   ===== ========   ========  ======= ============ =========
Balance, September
30, 1997           61,552     6,200 1,447,929     200 1,928,000   187,700  (1,000) (2,295,800) (174,700)

Issuance of stock
in exchange for
extinguishment of
debt (Note 8)         920       100        --       --   52,700        --     --     --         52,800

Conversion of
preferred stock
(Note 6)          (18,780)   (1,900) 1,526,625     200    1,700        --     --     --            --

Issuance of stock
options and warrants
in exchange for
services (Note 6)      --        --         --       --      --      429,700  --     --         429,700

Exercise of stock
options and warrants
(Note 6)               --        --     30,000       --   31,800     (28,800) --     --           3,000

Issuance of stock
and stock options in
private placement
(Note 6)            12,225     1,200        --       --  480,400     298,500  --     --         780,100

Issuance of stock
in exchange for
services(Note 6)    17,300     1,700   493,000       --  556,100          --  --     --         557,800

Retirement of
treasury stock          --        --   (50,000)      --   (1,000)         --  1,000  --             --

Expiration of stock
options and warrants
(Note 6)                --        --        --       --   18,300     (18,300) --     --             --

Net loss for
the year                --        --        --       --       --          --   --   (1,411,800) (1,411,800)
                     ======  ======== ========= ======  =========  ========   ===== ===========  =========
Balance, September
30, 1998             73,217  $  7,300 3,447,554  $  400 $3,068,000  $868,800  $ --  $(3,707,600) $ 236,900

========================
U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years ended September 30,
                                             1998                  1997

Cash flows from operating activities:
Net loss                                $ (1,411,800)          $ (1,327,200)
Adjustments to reconcile net income
 to cash provided (used) by operating
 activities:
Depreciation and amortization                  1,600                     --
Stock, stock options, and warrants
 in exchange for services                    987,500                824,600
Loss on disposal of discontinued
 operation                                     5,600                 42,200
Change in net liabilities of
 discontinued operation                      (82,500)                34,700
Decrease (increase) in:
  Prepaid expenses and other assets           18,000                 (1,400)
  Deposits                                   (17,500)                    --
Increase (decrease) in:
  Accounts payable and accrued liabilities   118,000                 70,900

Net cash used in operating activities       (381,100)              (356,200)

Cash flows from investing activities:
Purchase of property and equipment           (64,500)                    --

Net cash used in investing activities        (64,500)                    --

Cash flows from financing activities:
Proceeds from issuance of long-term debt
 to related parties                               --                 98,500
Repayment of long-term debt to
 related parties                                  --               (155,500)
Proceeds from issuance of notes payable           --                110,000
Repayment of notes payable                   (22,600)                  (500)
Issuance of common stock, preferred
 stock, and stock options in private
 placements                                  780,100                225,600
Exercise of stock options                      3,000                 30,000

Net cash provided by financing activities    760,500                308,100

Net increase (decrease) in cash and
 cash equivalents                            314,900                (48,100)

Cash and cash equivalents, beginning
 of period                                     1,700                 49,800

Cash and cash equivalents, end of period   $ 316,600             $    1,700

Supplemental disclosure of cash
 flow information:
Cash paid for income taxes                 $      --             $       --
Cash paid for interest                     $   1,400             $    2,600

Schedule of non-cash investing and
 financing activities:
Stock issued in exchange for
 extinguishment of debt(Notes 6 and 8)     $  52,800             $  317,800
Stock issued in exchange for acquisition
 of Xyclonyx (Note 5)                      $      --             $   36,200
Conversion of preferred stock to
 common stock (Note 6)                     $   1,700             $      300
=================================
U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

1. Basis of presentation and accounting policies:

Organization and basis of presentation:

The Company was organized December 7, 1984 under the laws of the State of Colorado as Venture Funing Corporation. The Company amended its Articles of Incorporation in June, 1993 changing its name to Global Venture Funding, Inc. The Company amended its Articles of Incorporation in May, 1998 changing its name to U.S. Microbics, Inc. (the "Company"). The Company has been engaged in a variety of operations since inception.

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

During the year ended September 30, 1998, the Company created four subsidiaries: West Coast Fermentation Center, Sub Surface Waste Management, Inc., Sol Tech Corporation, and Bio-Con Microbes. West Coast Fermentation Center's primary business is to cultivate microbial cultures that are to be sold to other subsidiaries of the Company. Sub Surface Waste Management's business is to assemble and sell products using technology licensed from Xyclonyx. Sol Tech Corporation and Bio-Con Microbes are companies formed to service the sewage treatment and agriculture markets, respectively. All four subsidiaries have entered into technology license agreements with Xyclonyx. These agreements are ten years in length and call for license fees and royalties as specified in the agreement.

The Company has experienced losses from discontinued operations of $5,600 and $253,400, including a loss on disposal of $5,600 and $42,200 for the years ended September 30, 1998 and 1997, respectively, and has experienced losses from continuing operations of $1,406,200 and $1,073,800 for the years ended September 30, 1998 and 1997, respectively. The Company is planning on raising additional capital through the issuance of additional stock in a private placement or public offering. The Company is also currently developing business opportunities and operations through its wholly-owned subsidiaries. Based upon the current status of the Company, additional capital will be required in order for the Company to complete any development or to maintain their ongoing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Discontinued operations:

On December 30, 1997, the Company formally disposed of its Houston, Texas cellular phone product store. The sale was effective as of October 31, 1997 with the buyer assuming all liabilities for products or services entered into from November 1, 1997 and forward. In accordance with the Financial Accounting Standards Board Emerging Issue Task Force 95-18, when the measurement date for a discontinued operation, as defined in APBO No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" occurs after the balance sheet date but before the financial statements for the prior period have been issued, the estimated loss on disposal should be recognized and the segments operating results should be presented as a discontinued operation in the not yet released financial statements. As such, the estimated loss on disposal was recognized and the operating results were presented as a discontinued operation in the September 30, 1997 financial statements.

Cash and cash equivalents:

The Company considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Deferred financing costs:

Costs associated with obtaining financing are included in prepaid expenses and other assets and are amortized over the term of the related debt using the straight-line method. All such costs became fully amortized during the year ended September 30, 1998.

Property and equipment:

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Income taxes:

The Company has implemented the provisions on SFAS No. 109, "Accounting for
Income Taxes" (SFAS 109).   SFAS 109 requires that income tax accounts be
computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net loss per common share:

During the year ended September 30, 1998, the Company adopted Financial Accounting Standard No. 128, "Earnings Per Share". This statement replaces primary earnings per share with basic earnings per share and generally requires dual presentation of basic and diluted earnings per share. Accordingly, the compilations of loss per common share has been computed in accordance with this standard. The net loss per common share for the year ended September 30, 1997 did not need to be adjusted to conform with this statement.

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 1998 and 1997, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Fair value of financial instruments:

Based on the borrowing rates currently available to the Company, the carrying value of notes payable at September 30, 1997 approximates fair value.

2. Property and equipment:

Property and equipment consisted of:

                                  September 30,        September 30,
                                       1998                 1997
Office furniture and equipment     $  57,400          $      --
Leasehold improvements                 7,100                 --
Fermentor and related accessories     36,200              36,200
                                     100,700              36,200
Less accumulated depreciation         (1,600)                --
                                   $  99,100          $   36,200

Depreciation expense for the year ended September 30, 1998 was $1,600.

3. Deposits:

Deposits at September 30, 1998 consisted of a security deposit on the Company's building lease and a utility company deposit.

4. Notes payable:

Notes payable at September 30, 1997 consisted of various unsecured notes due in 6 months from the date of issuance and were bearing interest at 12%. The maturities ranged from October, 1997 to March, 1998. Several of these notes were extinguished by the issuance of preferred stock during the year ended September 30, 1998 (see Note 6) with the remaining notes being paid off in cash.

5. Business acquisitions and discontinued operations:

Business acquisition:

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

Discontinued operation:

On October 31, 1997, the Company adopted a formal plan to sell its Houston, Texas cellular phone products store. The sale was effective as of October 31, 1997 with the buyer assuming all liabilities for products or services entered into from November 1, 1997 forward. The assets of this operation consisted of inventories, deposits and leasehold improvements.

For the year ended September 30, 1997, the Company estimated a loss on disposal of the discontinued operation of $42,220 (no income tax benefit) which included a provision for expected operating losses of $11,900 (no income tax benefit) during the phase-out period. The actual loss on the disposal of the assets exceeded the estimate by $5,600 (no income tax benefit). Accordingly, the accompanying statement of operations for the year ended September 30, 1998 includes an additional loss of $5,600.

Net sales of the discontinued operation were $23,200 for the one month ended October 31, 1997 and $29,000 for the year ended September 30, 1997. These amounts are not included in sales in the accompanying statement of operations for these periods.

Assets and liabilities of the discontinued operation consisted of the following:

                                   October 31,      September 30,
                                      1997              1997
Inventories                        $   2,200        $      2,600
Deposits and other assets              3,700               3,700
Leasehold improvements                14,800              14,800
   Total assets                       20,700              21,100

Accounts payable and accrued
expenses                             103,200              98,000
   Net liabilities                 $ (82,500)        $   (76,900)

Net liabilities to be disposed of have been separately classified in the accompanying balance sheet at September 30, 1997.

The disposal was completed upon the asset and liability exchange and the exchange of 80,000 shares of the Company's common stock in December, 1997.

6. Stockholders' equity (deficit):

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

Preferred stock:

The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established. All convertible preferred shares are noncumulative, non-participating and do not carry any voting privileges.

In October, 1991, the Board of Directors authorized the issuance of 500,000 shares of Series II Convertible Preferred Stock. Each share of Series II preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series II preferred share may be converted to common stock after a specified holding period as follows:
after one year, two shares of common stock; after two years, five shares of common stock; after three years, ten shares of common stock. In November, 1996, the Board of Directors changed the conversion schedule as follows: commencing January 1, 1997, each shareholder shall be entitled to convert an initial amount of 250 shares to 2,500 shares of common stock. The shareholder shall be entitled to convert the balance of their Series II Preferred shares in increments of 475 shares during each six-month period thereafter beginning July 1, 1997.

In March, 1992, the Board of Directors authorized the issuance of 500,000 shares of Series B Convertible Preferred Stock. Each share of Series B preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series B preferred share may be converted to common stock after a specified holding period as follows: after one year, two shares of common stock; after two years, five shares of common stock.
In November, 1996, the Board of Directors changed the conversion schedule as follows: Commencing January 1, 1997, each shareholder shall be entitled to convert an initial amount of 250 shares to 1,250 shares of common stock.
The shareholder shall be entitled to convert the balance of their Series B Preferred shares in increments of 475 shares during each six-month period thereafter beginning July 1, 1997.

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

In June, 1992, the Board of Directors authorized the issuance of 50,000 shares of Series D Convertible Preferred Stock. The Series D preferred stock carries no liquidation preferences. Each Series D preferred share may be converted to 100 shares of common stock after a specified holding period of one year. The Series D preferred stock is also subject to forfeiture at any time prior to conversion if the recipient thereof fails or refuses to perform such reasonable duties as may be assigned to them from time to time by the Board of Directors. The Series D preferred stock may not be sold, transferred, or conveyed to any other person and is subject to redemption at a price of $.001 per share in the event of death, disability, or incompetency of the original holder or the attempted transfer or conveyance of the shares to any other person.

The Company has reserved 17,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of September 30, 1998, there were 21,507 shares of Series II preferred stock, 15,915 shares of Series B preferred stock, 15,357 shares of Series C preferred stock and 20,438 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 3,874,145 shares of common stock.

Preferred stock transactions:

All valuations of preferred stock issued for services were based upon the closing price of the Company's common stock on the date of the agreement. This amount was then multiplied by the applicable conversion rate and then discounted by management. These discounts are based upon the restrictive nature of the stock, block size and other factors.

Preferred stock transactions during the year ended September 30, 1998:

During October, 1997, the Company issued 2,000 shares of Series D preferred stock to the President of the Company in lieu of a cash salary payment and 100 shares of Series D preferred stock to a consultant for services. All exchanges were valued at approximately $5 per share.

During November, 1997, the Company issued 7,000 shares of Series D preferred stock to the President of the Company and 7,000 shares of Series D preferred stock to the Chief Operating Officer of the Company in lieu of cash salary payments. All transactions were valued at approximately $10 per share.

During December, 1997, the Company issued 920 shares of Series C preferred stock to various creditors in exchange for debt owed by the Company in the amount of $52,800. All exchanges were valued at approximately $57 per share.

During May, 1998, the Company issued 500 shares of Series D preferred stock to the President of the Company, 500 shares of Series D preferred stock to the Chief Operating Officer of the Company, and 200 shares of Series D preferred stock to the Vice President of the Company in lieu of cash salary payments. All transactions were valued at approximately $20 per share.

Throughout the year ended September 30, 1998, certain stockholders exercised their preferred stock conversion rights and the Company issued 1,526,625 shares of common stock in exchange for cancellation of 1,012 shares of Series II preferred stock, 2,740 shares of Series B preferred stock, 1,028 shares of Series C preferred stock, and 14,000 shares of Series D preferred stock.

Throughout the year ended September 30, 1998, the Company sold 12,225 shares of Series C preferred stock pursuant to a private placement offering as permitted under Regulation D of the Securities Act of 1933 related to transactions not involving a public offering. The net proceeds to the Company after issuing costs of $104,600 was $780,100. In conjunction with a 5,000 shares issuance of Series C preferred stock to an individual, an option to purchase 300,000 shares of common stock at prices ranging from $2.00 to $2.50 per share was granted to this individual. This individual is now on the Company's Board of Directors.

Preferred stock transactions during the year ended September 30, 1997:

During November, 1996, the Company issued 112 shares of series C preferred stock to three employees in lieu of cash salary payments and 13 shares of Series D preferred stock to a consultant for services. All exchanges were valued at approximately $4 per share.

Throughout the year ended September 30, 1997, certain stockholders exercised their preferred stock conversion rights and the Company issued 119,736 shares of common stock in exchange for the cancellation of 1,231 shares of Series II preferred stock, 1,235 shares of Series B preferred stock and 1,000 shares of Series D preferred stock.

During April, 1997, the Company issued 125 shares of Series C preferred stock to two employees in lieu of cash salary payments. All exchanges were valued at approximately $4 per share.

During July, 1997, the Company issued 12,500 shares of Series D preferred stock to five employees in lieu of cash salary payments. All exchanges were valued at approximately $1 per share.

During July and August, 1997, the Company issued 100 shares of Series C preferred stock and 4,600 shares of Series D preferred stock for finder's fees related to assisting the Company in obtaining financing. All exchanges were valued at approximately $1 per share.

Common stock transactions:

All valuations of common stock issued for services were based upon the closing price of the Company's common stock on the date of the agreement. In the event restricted common stock was issued, a discount was applied by management. These discounts are based upon the restrictive nature of the stock, block size, and other factors.

Common stock transactions during the year ended September 30, 1998:

During December, 1997, the Company issued 320,000 shares of common stock in exchange for various services. The exchanges were valued at approximately $.38 to $1.32 per share.

During April, 1998, the Company issued 23,000 shares of common stock in exchange for various services. The exchanges were valued at approximately $.75 to $1 per share.

In July, 1998, the Company issued 150,000 shares of common stock in exchange for various services. The exchanges were valued at approximately $1.25 per share.

Common stock transactions during the year ended September 30, 1997:

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

During July, 1997, the Company issued 250,000 shares of common stock to the President of the Company in exchange for prior services as a consultant to the Company. The exchange was valued at approximately $.20 per share.

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

Stock options and warrants:

The Company issued options and warrants during the years ended September 30, 1998 and 1997 for consulting services, fees in connection with obtaining financing, and various other services.

Stock options and warrants summary information:
Activity of options and warrants granted is as follows:

                                         Options and warrants
                                             outstanding
                                        -----------------------
                                                     Weighted
                                                      average
                                                     exercise
                                        Shares        price
                                       --------      ---------
Balance, September 30, 1996               15,000     $   2.00
Granted                                  270,500         3.55
Exercised                                (15,000)        2.00

Balance September 30, 1997               270,500         3.55
Granted                                2,523,000         2.63
Exercised                                (30,000)        0.10
Expired                                  (38,150)        0.43

Balance September 30, 1998             2,725,350      $  2.78

Exercisable, September 30, 1998        2,525,350      $  2.80

The following is a summary of options and warrants outstanding at September 30, 1998:

    Options and warrants outstanding         Options and warrants
                                                 exercisable
-----------------------------------------------------------
                          Weighted
                           average
                          remaining   Weighted
Range of                  contractual  average               Weighted
exercise         Number      life     exercise    Number     exercise
prices         outstanding  (years)     price   exercisable    price
-----------------------------------------------------------
$.10 - .50      153,000      1.98     $  0.23     153,000     $  0.23
  1-5         2,450,000      3.60        2.35   2,250,000        2.33
  10            103,000      4.97       10.00     103,000       10.00
  20             10,000      2.50       20.00      10,000       20.00
  60              9,350      1.00       60.00       9,350       60.00
              ---------      ----       -----   ---------       -----
              2,725,350      3.55     $  2.78   2,525,350     $  2.80

Options and warrants granted during the year ended September 30, 1998 consisted of 1,500,000 to officers and directors, 300,000 in conjunction with a private placement offering and 723,000 to various consultants for services.

The Company accounts for stock compensation under the provisions of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 provides that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25").

Under the fair value-based method prescribed by SFAS 123, all employee stock option grants are considered compensatory. Compensation cost is measured at the date of grant based on the estimated fair value of the options determined using an option pricing model. The model takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option. Under APB 25, generally only stock options that have intrinsic value at the date of grant are considered compensatory. Intrinsic value represents the excess, if any, of the market price of the stock at the grant date over the exercise price of the options.

As permitted by SFAS 123, the Company accounts for these employee stock options under APB 25, under which no compensation cost has been recognized because the exercise price of the options was equal to or exceeded the market price of the stock on the date of grant.

The following table discloses the Company's proforma net income and net loss per share assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123 for the year ended September 30, 1998:


Net loss:
  As reported                                   $ (1,411,800)
  Proforma                                        (1,982,800)

Net loss per common share (basic and diluted):
  As reported                                   $      (0.78)
  Proforma                                             (1.10)

There were no options granted to employees during the year ended September 30, 1997.

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value:

                                             Year ended September 30,
                                              1998              1997
Expected stock price volatility               243.08%          226.10%
Expected option/warrant lives                 1-5 years        1-5 years
Expected dividend yields                         --                --
Risk-free interest rates                    4.70 - 5.72%     5.72 - 6.59%
Weighted average fair value of
 options/warrants granted                        0.51             0.69

7. Income taxes:

The benefit for income taxes from continuing operations is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of income tax benefit follows:

                                              Year ended September 30,
                                              1998                1997
Computed tax benefit at federal statutory
 rate                                       $ 480,000        $ 451,200
Equity issuances for services                (122,000)         (79,600)
Change in valuation allowance                (358,000)        (371,600)
                                            $     --         $      --

The provision for federal and state income taxes consisted of the following:

                                               Year ended September 30,
                                               1998                1997
Current                                      $    --          $      --
Deferred                                          --                 --
                                             $    --          $      --

The deferred tax asset consisted of the following:

Net operating loss carryforwards             $ 1,186,300      $  828,300
Valuation allowance                           (1,186,300)       (828,300)

Net deferred tax asset                       $       --       $      --

The Company has net operating loss carryforwards ("NOL's") for federal income tax reporting purposes of approximately $3,489,200. The NOL's expire at various times through 2013.

Included in the above NOL's are net operating loss carryforwards which may be subject to substantial limitations in accordance with various provisions of the Internal Revenue Code. The Company has not yet determined the amount and nature of these limitations.

8. Related party transactions:

Licensing agreements:

During the quarter ended June 30, 1996, the Company entered into an agreement with Cellular 99, a Nevada corporation under the control of the President of the Company at the time, whereby it obtained an exclusive license to rent cellular phones in the State of Illinois, using the proprietary marketing technology of Cellular 99. The Company exchanged 500 shares of Series D Preferred Stock for these licencing rights. These rights were valued at $1,000 or $2 per share. These shares were subsequently converted to 50,000 shares of common stock and returned to the Company as treasury stock during the year ended September 30, 1997 as Illinois operations were never pursued.

During the quarter ended December 31, 1996, the Company entered into a similar agreement with Cellular 99 as previously described for licensing rights in the state of Texas. The company exchanged 500 shares of Series D preferred stock for these licensing rights. These rights were valued at $1,000 or $2 per share. These shares were subsequently converted to 50,000 shares of common stock. During the year ended September 30, 1997, 40,000 shares were returned to the Company as treasury stock as only a portion of the state of Texas operations were pursued.

Office space and computer usage:

During the year ended September 30, 1998, the Company was provided office space and computer usage at a cost of $9,500 to the Company by the President of the Company.

Notes payable to related party:

During the year ended September 30, 1997, the Company had notes payable to a related party. These notes consisted of various notes payable to the past President of the Company, and corporations under the control of the past President. The notes were unsecured, due in 18 months from the date of issuance, and bear interest at 10%. During August, 1997, the outstanding balance on the notes was $263,700. The Company issued 2,850 shares of Series C preferred stock in exchange for extinguishment of the liabilities. All exchanges were valued at approximately $93 per share.

Legal fees:

Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years. During the years ended September 30, 1998 and 1997, fees and other expenses charged by these firms totaled approximately $24,400 and $23,100, respectively. As of September 30, 1998 and 1997, amounts due these firms totaled $400 and $12,300, respectively.

9. Recently issued Financial Accounting Standards:

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This
Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management does not believe the adoption of SFAS 130 will impact reporting of the Company's results of operations when implemented.

In June, 1997, the FASB issued Financial Accounting Standards No. 131
("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information", which redefines how public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. Management believes the adoption of SFAS 131 may result in additional disclosures regarding the Company's segments.

10.  Commitments and contingencies:

Employment contract:

During July, 1997, the Company entered into a two-year employment contract with its President. Base annual compensation during the first year is $90,000. Base annual compensation during the second year is $120,000.

Consulting contract:

During November, 1996, the Company entered into a one-year consulting contract with an individual to run operations at its Houston, Texas cellular phone products store. Base annual compensation is $120,000. Liabilities for these services were extinguished as part of the sale of the operation as of October 31, 1997.

Purchase commitment:

During December, 1996, the Company entered into a purchase agreement for a cellular calling card switch system. The outstanding commitment of $76,100 as of September 30, 1997 was assumed by the buyer of the Houston, Texas cellular products store as of October 31, 1997.

Store lease:

The Company leased a commercial facility for conducting its cellular phone products store operations. The lease covered the period from December, 1996 to November, 1997 with five one-year options to extend. All liabilities relating to this lease from November 1, 1997 and forward were assumed by the buyer of the operation.

Technology license agreement:

Xyclonyx, a wholly-owned subsidiary of the Company, has a technology license agreement with three individuals including the Chief Operating Officer of the Company. The agreement is for seventeen years or the life of the patents, which ever is greater, and specifies royalties in the amount of six percent of gross revenues subject to certain adjustments as specified in the agreement.

Building lease:

The Company began leasing office and warehouse space under an operating lease expiring in August, 2003 during the year ended September 30, 1998. The Company has an option to extend the lease for five more years if it so desires. Minimum future rental payments under this lease for each of the next five years is as follows:

Year ending
September 30,
 1999                 $ 183,700
 2000                   192,000
 2001                   199,300
 2002                   207,700
 2003                   197,500
                      $ 980,200

Rent expense totaled $30,200 during the year ended September 30, 1998.

Consulting services agreement:

During the year ended September 30, 1998 the Company entered into a consulting services agreement for various services. In conjunction with this agreement, 2,300 shares of Series D preferred stock were issued to the consultant.
These shares were subsequently returned to the Company in February, 1999 as the consultant failed to perform under the terms of the agreement. These shares are not treated as issued and outstanding in the accompanying consolidated financial statements and management believes no compensation is due to the consultant under the terms of the agreement.

11.  Subsequent events:

Employment agreements:

On October 1, 1998, the Company entered into employment agreements with its President and Chief Operating Officer. The new employment agreement with the President supersedes the employment agreement entered into during July, 1997. Both of the new agreements are for five years and provide for minimum salary levels, incentive bonuses, and specified benefits. The aggregate commitment for future salaries, excluding bonuses and benefits, from these employment agreements is $2,400,000.

Threatened litigation:

In December, 1998, the Company was notified in a demand letter that a stockholder is threatening to file a stockholder derivative lawsuit. The stockholder alleges, among other things, that certain stock was improperly issued to the President of the Company and certain consultants for services. The Company engaged outside legal counsel to investigate this matter. As a result of this investigation, the Company believes no further action or investigation is necessary. The Company intends to vigorously defend these actions if a lawsuit is filed. No provision has been made in the consolidated financial statements related to this potential claim.

New subsidiary:

In November, 1998, the Company created a new subsidiary, Applied Microbic Technology, Inc.

Private placement:

During the period from October 1, 1998 to December 31, 1998, the Company raised approximately $794,000, before issuing costs, pursuant to a private placement offering as permitted under Regulation D of the Securities Act of 1933 related to transactions not involving a public offering.

============================================
EXHIBIT 21          SUBSIDIARIES OF REGISTRANT

The Company's subsidiaries are:
1.   XyclonyX, a Nevada corporation.

2.   Sub Surface Waste Management, Inc., a Nevada corporation.
3.   Sol Tech Corporation, a Nevada corporation.
4.   Bio-Con Microbes, Inc., a Nevada corporation.
5.   Applied Microbic Technology, Inc., a Nevada corporation.
==============================================
EXHIBIT 27          FINANCIAL DATA SCHEDULE FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 1998