Form 10QSB
period 1998-12-31
US MICROBICS INC
filed 1999-02-16
CIK 774454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB
(Mark One)

x QARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from      to
Commission File No.:  0-14213

U.S. MICROBICS, INC.
(Name of small business issuer in its charter)

Colorado                                84-0990371
(State or other jurisdiction of incorporation or organization)
(IRS Employer Identification No.)

5922-B Farnsworth Court
Carlsbad, California 92008
(760) 915-1860

Securities registered under Section 12(b) of the Exchange Act:  None

Title of each class
Name of each exchange on which registered
None
None.

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

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND SEPTEMBER 30, 1998

                                       December 31,       September 30,
                                          1998                1998
ASSETS                                 (Unaudited)           (Audited)

Current assets:
Cash and cash equivalents              $  685,746          $  316,600
Accounts receivable (Note 2)              176,862                 --
Inventory (Note 3)                         21,390                 --
Prepaid expenses and other assets          12,764              10,000
Total current assets                      896,761             326,600

Property and equipment (Note 4)           242,591              99,100

Deposits (Note 5)                          18,710              17,500

Deferred tax assets (Note 9)                  --                  --
                                       $1,158,062          $ 443,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Notes payable (Note 6)                 $     --             $      --
Accounts payable and accrued liabilities  410,448             206,300
Current portion of lease obligation         5,780                  --
Net liabilities of discontinued
 operation (Note 7)                          --                    --
Total current liabilities                 416,228             206,300

Long term liabilities - lease
 obligation less current
 portion (Note 11)                          8,593                  --

Commitments and contingencies (Note 12)

Stockholders' equity (deficit) (Note 8)
Convertible preferred stock, $.10 par
 value; authorized 20,000,000 shares:
Series II; authorized 500,000 shares;
 issued and outstanding 21,376 and
 21,507 shares (aggregate liquidation
 preference of $21,376 and $21,507)          2,138              2,200
Series B; authorized 500,000 shares;
 issued and outstanding 15,617 and
 15,915 shares (aggregate liquidation
 preference of $15,617 and $15,9155)         1,562              1,600
Series C; authorized 50,000 shares;
 issued and outstanding 30,750 and
 15,357 shares (aggregate liquidation
 preference of $3,075,000 and $1,535,700)    3,075              1,500
Series D; authorized 50,000 shares;
 issued and outstanding 8,938 and
 20,438 shares (no liquidation preference)     894              2,000
                                             7,668              7,300
Common stock $.0001 par value; authorized
 150,000,000 shares; issued and outstanding
 4,735,362 and 3,447,554 shares                474                400
Additional paid-in capital               4,227,184          3,068,000
Stock subscribed                          (725,000)                --
Stock options and warrants               1,198,380            868,800
Accumulated deficit                     (3,975,465)        (3,707,600)
                                           733,241            236,900
                                       $ 1,158,062          $ 443,200


The Notes to Consolidated Financial Statements are an integral part of these statements.
===================================
U. S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                   For the Three
                                             Months Ended December 31,
                                              1998              1997

Revenues                                    $    176,728     $     --
Cost of revenues                                  17,895           --
Gross profit                                     158,833           --

Selling, general and administrative expenses     430,784        52,760

Loss from operations                            (271,951)      (52,760)

Other income (expense):
 Interest Income                                   4,051            --
 Interest expense, related parties                    --         33,140
 Interest expense                                     --            --
                                                   4,051         33,140

Net loss from continuing operations
 before taxes                                   (267,900)       (85,900)
Provision for income taxes (Note 9)                   --             --

Net loss from continuing operations             (267,900)       (85,900)

Discontinued operations (Note 7):                     --             --

Net loss                                     $   (267,900)    $  (85,900)

Net loss per common share (basic and diluted):

Net loss from continuing operations                 (0.11)         (0.13)
Discontinued operations                                --             --

Net loss                                      $     (0.11)     $   (0.13)

Weighted average common shares outstanding      2,392,409        665,137

==================================
U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                 For the Three
                                             Months Ended December 31,
                                             1998                1997
Cash flows from operating activities:
 Net loss                                  $  (267,900)     $  (85,900)
 Adjustments to reconcile net income to
  cash provided (used) by operating activities:
 Depreciation and amortization                  89,945
 Stock, stock options and warrants in
 exchange for services                          32,800
 Loss on disposal of discontinued operation
 Decrease (increase) in:
  Accounts receivable                         (176,862)        (20,100)
  Inventory                                    (21,390)
  Prepaid expenses and other assets             (2,762)
  Deposits                                      (1,210)
 Increase (decrease) in:
  Accounts payable and accrued liabilities     118,043         (49,300)
  Current portion of lease contract              5,780
  Net liabilities of discontinued operation         -          (76,900)

 Net cash used in operating activities        (223,556)       (232,200)

Cash flows from investing activities:
 Purchase of property and equipment           (147,350)             -

 Net cash used in investing activities        (147,350)             -

Cash flows from financing activities:
 Proceeds from issuance of long-term debt
  to related parties
 Repayment of long-term debt to related parties
 Increase in long-term portion of lease
  contracts                                       8,593             -
 Repayment of notes payable                         -          (56,900)
 Issuance of common stock, preferred stock,
  and stock options in private placements       730,960        290,400
 Exercise of stock options                          500             -

Net cash provided by financing activities       740,053        233,500

Net increase (decrease) in cash and
 cash equivalents                               369,146          1,300

Cash and cash equivalents, beginning of period  316,600          1,700

Cash and cash equivalents, end of period     $  685,746      $   3,000

Supplemental disclosure of cash flow information:
 Cash paid for income taxes                  $    -           $    -

Cash paid for interest                       $    -           $    -

Schedule of non-cash investing and
 financing activities:
  Stock issued in exchange for
   extinguishment of debt                    $    -           $ (56,900)

Conversion of preferred stock to
 common stock (Note 8)                       $  1,253         $    -

==================================
U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED DECEMBER 31, 1998 AND 1997

1.   Basis of presentation and accounting policies:

Organization and basis of presentation:

The Company was organized December 7, 1984 under the laws of the State of Colorado as Venture Funding Corporation. The Company amended its Articles of Incorporation in June, 1993 changing its name to Global Venture Funding, Inc. The Company amended its Articles of Incorporation in May, 1998 changing its name to U.S. Microbics, Inc. (the "Company"). The Company has been engaged in a variety of operations since inception.

During August, 1997, the Company acquired the assets of Xyclonyx, a company founded to develop, apply and license patented toxic and hazardous waste treatment and recovery processes as well as to license and apply microbially enhanced oil recovery technologies and products.

During the year ended September 30, 1998, the Company created four sub-sidiaries: West Coast Fermentation Center, Sub Surface Waste Management, Inc., Sol Tech Corporation, and Bio-Con Microbes. West Coast Fermentation Center's primary business is to cultivate microbial cultures that are to be sold to other subsidiaries of the Company. Sub Surface Waste Management's business is to assemble and sell products using technology licensed from Xyclonyx.
Sol Tech Corporation and Bio-Con Microbes are companies formed to service the sewage treatment and agriculture markets, respectively. All four subsidiaries have entered into technology license agreements with Xyclonyx. These agreements are ten years in length and call for license fees and royalties as specified in the agreement.

On November 20, 1998, the Company created an addition subsidiary, Applied Microbic Technologies, Inc. ("AMTI'). It is anticipated that this Company will enter into a technology licensing agreement with Xyclonyx. AMTI intends to (i) license customers in the United States to use microbial blends that are specially formulated for Microbially Enhanced Oil Recovery ('MEOR") in the United States and (ii) provide related technical support services.

The Company has experienced losses from discontinued operations of $5,600 and $253,400, including a loss on disposal of $5,600 and $42,200 for the years ended September 30, 1998 and 1997, respectively, and has experienced losses from continuing operations of $1,406,200 and $1,073,800 for the years ended September 30, 1998 and 1997, respectively. For the quarter ended December 31, 1998 the company incurred a loss of $267,900.

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

Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions have been eliminated in consolidation.

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

Accounts receivable:

Accounts receivable are valued at their net realizable value after a provision for uncollectible amounts.

Inventory:

Inventory is valued at the lower of cost or market using the first-in-first-out method of inventory cost allocation.

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

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the quarters ended December 31, 1998 and 1997 respectively, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

2.   Accounts receivable:

Accounts receivable consists of amounts due for technology licenses and microbe sale in December of 1998. There were no accounts receivable as of December 31, 1997.

3.   Inventory:

The inventory is comprised entirely of raw materials and manufacturing supplies at December 31, 1998. There was no inventory as of December 31, 1997.

4.   Property and equipment:

Property and equipment consisted of:

                                   December 31, 1998     September 30, 1998
Office furniture and equipment       $   84,732            $     57,400
Leasehold improvements                   39,198                   7,100
Leased equipment                         21,221                     -
Manufacturing equipment                 102,854                  36,200
                                        248,005                 100,700
Less accumulated depreciation            (5,414)                 (1,600)
                                      $ 242,591             $    99,100

Depreciation expense for the quarter ended December 31, 1998 was $3821. There was no depreciation expense for the quarter ended December 31, 1997.

5.   Deposits:

Deposits at December 31, 1998 consisted of a security deposit on the Company's building lease, a deposit with a consultant and a utility company deposit.

6.   Notes payable:

There were no Notes payable as of December 31, 1998 or December 31, 1997. Notes payable at September 30, 1997 consisted of various unsecured notes due in 6 months from the date of issuance and were bearing interest at 12%. The maturities ranged from October, 1997 to March, 1998. Several of these notes were extinguished by the issuance of preferred stock during the year ended September 30, 1998 (see Note 6) with the remaining notes being paid off in cash.

7.   Business acquisitions and discontinued operations:

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

                                    October 31, 1997   September 30, 1997
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

The disposal was completed upon the asset and liability exchange and the exchange of 80,000 shares of the Company's common stock in December, 1997. As of December 31, 1998 all provisions for losses from the discontinued operation has been liquidated.

8.   Stockholders' equity (deficit):

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

Preferred stock:

The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established. All convertible preferred shares are non-cumulative, non-participating and do not carry any voting privileges.

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

In March, 1992, the Board of Directors authorized the issuance of 500,000 shares of Series B Convertible Preferred Stock. Each share of Series B preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series B preferred share may be converted to common stock after a specified holding period as follows: after one year, two shares of common stock; after two years, five shares of common stock.
In November, 1996, the Board of Directors changed the conversion schedule as follows: Commencing January 1, 1997, each shareholder shall be entitled to convert an initial amount of 250 shares to 1,250 shares of common stock.
The shareholder shall be entitled to convert the balance of their Series B Preferred shares in increments of 237.5 shares during each six-month period thereafter beginning July 1, 1997.

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

Preferred stock transactions during the quarter ended December 31, 1998:

In December of 1998, the President of the Company converted 7,000 shares of Series D preferred stock into 700,000 shares of common stock. The Chief Operating Officer converted 2,500 shares of Series D preferred stock into 250,000 shares of common stock and the Vice-President converted 3,200 shares of Series D preferred stock into 320,000 shares of common stock.

In December of 1998, the President, Chief Operation Officer and Vice-President received a stock bonus as compensation for prior services in Series D preferred stock of 500 shares each for the President and Chief Operating Officer and 200 shares for the Vice-President. All shares were valued at approximately $11 per share.

During the quarter ended December, 31, 1998, certain stockholders exercised their preferred stock conversion rights and the Company issued 2,805 shares of common stock in exchange for cancellation of 131 shares of Series II preferred stock, and 299 shares of Series B preferred stock.

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

During December, 1997, the Company issued 920 shares of Series C preferred stock to various creditors in exchange for debt owed by the Company in the mount of $52,800. All exchanges were valued at approximately $57 per share.

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

Common stock transactions during the quarter ended December 31, 1998:

During December 1998, the Company issued 10,000 shares of common stock to a consultant in exchange for services. The exchange was valued at $1 per share.

An option holder exercised their options and purchased 5,000 shares of common stock. The transaction was valued at $500.

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

During July, 1997, the Company issued 40,000 shares of common stock for finder's fees related to assisting the Company in obtaining financing. All exchanges w ere valued at approximately $.01 per share.

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

Activity of options and warrants granted is as follows:
Options and warrants outstanding
[CAPTION]

                                          Options and warrants outstanding
                                                               Weighted
                                        Shares                  average
                                                                exercise
                                                                 price
-----------------------------------------------------
Balance, September 30, 1996             15,000                  $ 2.00
Granted                                270,500                    3.55
Exercised                              (15,000)                   2.00

Balance September 30, 1997             270,500                    3.55
Granted                              2,523,000                    2.63
Exercised                              (30,000)                   0.10
Expired                                (38,150)                   0.43

Balance September 30, 1998           2,725,350                    2.78
Granted                              1,433,333                    1.44
Expired                                   (450)                    .20
Exercised                               (5,000)                    .10

Balance, December 31, 1998           4,153,233                 $  2.32

The following is a summary of options and warrants outstanding at December 31, 1998:
CAPTION>

Options and warrants outstanding               Options and warrants exercisable
=======================================
                                 Weighted
                                  average
                                remaining  Weighted               Weighted
                               contractual  average                average
   Range of          Number       life     exercise     Number     exercise
exercise prices   outstanding    (years)     price    exercisable    price
=======================================
$.10 - .50          147,550         1.98    $  0.23      147,550    $  0.23
    1-5           3,883,333         3.84       2.62    3,883,333       2.62
     10             103,000         4.97      10.00      103,000      10.00
     20              10,000         2.50      20.00       10,000      20.00
     60               9,350         1.00      60.00        9,350      60.00
                  4,153,233         3.79    $  2.32    4,153,233    $  2.32

Options and warrants granted during the quarter ended December 31, 1998 consisted of 1,100,000 options to officers and directors, and 333,333 warrants in connection with a private placement offering.

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

The following table discloses the Company's proforma net income and net loss per share assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123 for the quarter ended December 31, 1998:

Net loss:

As reported                                        $  (267,900)
Proforma                                            (1,287,900)

Net loss per common share (basic and diluted):

As reported                                         $    (0.11)
Proforma                                                  (.54)

There were no options granted to employees during the year ended September 30, 1997.

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value:

                                                   Qtr ended December 31
                                                   1998             1997
Expected stock price volatility                    240.96%        307.02%
Expected option/warrant lives                     1-5 years     1-5 years
Expected dividend yields                             --             --
Risk-free interest rates                          5.75-5.75     5.68-6.59
Weighted average fair value of
  options/warrants granted                           0.93         $0.16

9. Income taxes:

The benefit for income taxes from continuing operations is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of income tax benefit follows:
                                                    Year ended September 30,
                                                    1998                1997
Computed tax benefit at federal statutory rate     $  480,000     $  451,200
Equity issuances for services                        (122,000)       (79,600)
Change in valuation allowance                        (358,000)      (371,600)
                                                   $    --        $    --

The provision for federal and state income taxes consisted of the following:

                                                  Year ended September 30,
                                                  1998                1997
Current                                          $  --               $ --
Deferred                                         $  --               $ --

The deferred tax asset consisted of the following:

Net operating loss carryforwards                 $ 1,186,300      $  828,300
Valuation allowance                               (1,186,300)       (828,300)
Net deferred tax asset                           $    --          $    --

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

10. Related party transactions:

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

During the quarter ended December 31, 1998, the Company entered into two Technology Licensing Agreements in the states of California and Arizona. The total revenue from these agreements was $175,000.

Office space and computer usage:

During the year ended September 30, 1998, the Company was provided office space and computer usage at a cost of $9,500 to the Company by the President of the Company. This arrangement ended when the Company occupied its leased facilities located at 5922-B Farnsworth Court, Carlsbad, CA 92008, in
September of 1998.

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

Legal fees:

Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years. During the years ended September 30, 1998 and 1997, fees and other expenses charged by these firms totaled approximately $24,400 and $23,100, respect-ively. As of September 30, 1998 and 1997, amounts due these firms totaled $400 and $12,300, respectively. As of December 31, 1998 a balance of $352 was owing to these firms.

11. Recently issued Financial Accounting Standards:

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

12.Commitments and contingencies:

Employment contracts:

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

Threatened litigation:

In December, 1998, the Company was notified in a demand letter that a stock-holder is threatening to file a stockholder derivative lawsuit. The Company engaged outside legal counsel to investigate this matter. As a result of this investigation, the Company believes no further action or investigation is necessary.

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

Building lease:

The Company began leasing office and warehouse space under an operating lease expiring in August, 2003 during the year ended September 30, 1998. The Company has an option to extend the lease for five more years if it so desires. Minimum future rental payments under this lease for each of the next five years is as follows:

Year ending September 30,
1999                $ 183,700
2000                  192,000
2001                  199,300
2002                  207,700
2003                  197,500
                     $980,200

Rent expense totaled $47,026 during the quarter ended December 31, 1998.

The Company is a leasee of a forklift under a capital lease expiring in 2001. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments. The asset is depreciated over the estimated productive life. Depreciation of this asset is included in depreciation expense. The interest rate of the lease is approximately
7.75%. Minimum payments under the lease are as follows: 1999 $5,780, 2000 $5,780 and in 2001 $5298.

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

13.  Subsequent events:

Private placement:

During the period from January 1, 1999 to January 31, 1999, the Company raised approximately $75,000, before issuing costs, pursuant to a private placement offering as permitted under Regulation D of the Securities Act of 1933 related to transactions not involving a public offering.

===============================
                       PART I
ITEM 2 - Managements's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified below, as well as in the matters set forth under the caption
"Risk Factors" in the Company's Annual Report on Form 10-KSB and its other
SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements.The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

The Company

U.S. Microbics, Inc. (the "Company" or "USMX") intends to build an environmental biotech company utilizing the proprietary microbial technology, bioremediation patents, knowledge, processes and unique microbial culture collection developed over 30 years by the late George M. Robinson and his daughter Mery C. Robinson (collectively, the "Microbial Technology"). The Company creates and markets proprietary microbial technologies that provide natural solutions to many of today's environmental problems. The Company's microbes or "bugs" can be used to break down various substances, including oil, diesel, fuel, arsenic, toxic waste, water and soil contamination. The Company intends to leverage the products, applications and customer contacts developed by the Robinsons to apply, develop, license and commercialize the Microbial Technology. The
Company believes that it can build the foundation for the international commercialization of proprietary products based on the Microbial Technology for applications in the global environmental, manufacturing, agricultural and natural resource markets. Unlike certain other start-up companies that need to develop a product or technology and find a market and customers, USMX already has advanced, proprietary technology, as well as products that have been utilized in various environmental and agricultural applications worldwide. The Company is in the process of determining and obtaining the capital, personnel and manufacturing and distribution capacity necessary to commercialize the Microbial Technology.

The Company's initial objective is to establish itself as a leading provider of environmental technology and products to companies in the United States through the licensing of technology that meets governmental standards, is environmentally friendly, easy to manufacture and apply and yields profit for its licensees. To achieve this objective, the Company intends to focus its strategy on the following three elements: (i) licensing its bioremediation technology to high-volume end-users for hydrocarbon waste cleanup; (ii) developing a manufacturing center for its proprietary microbial blends; and
(iii) licensing its technology to entities for use in specific vertical markets and territories, for site clean-up and maintenance products, agricultural growth enhancement and aquaculture/mariculture applications.

The Company's achievement of its objectives is highly dependent, among other factors, on its ability to raise the necessary capital to build the production facility that will supply new customers and satisfy the potential demand from prior customers that previously utilized products based on the Microbial Technology. The Company intends to raise additional working capital through the sale of Common Stock and/or debt and through the potential licensing of its developed business arrangements. There can be no assurance that the Company will raise sufficient capital to fund its proposed operations and the Company's failure to obtain adequate financing may jeopardize its existence. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

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

Plan of Operations for the Fiscal Year Ending September 30, 1999

The Company intends to generate revenue during the fiscal year ending September 30, 1999 by focusing on sales of Bio-Raptor tm products and related microbial blends and consulting services to support Bio-Raptor tm sales. USMX plans to sell its Bio-Raptor tm products to new and existing prospects for soil recycling center licenses, odor control and land fill operators. The Company's microbial blend production capacity will limit its sales of Bio-Raptor's tm until outsourcing and internal production can meet demand. During the first quarter of fiscal year 1999, the Company is building infrastructure (i.e., personnel, procedures and systems) and establishing initial manufacturing operations.

During the second quarter of fiscal year 1999, the Company intends to add fermentation capacity, fine tune its manufacturing operations and increase blending capacity to meet anticipated sales goals during the summer months. Principal microbial products will be Bio-Raptor tm, sewage and certain agricultural products (from internal fermentation). USMX plans to ship completed Bio-Raptors tm during the second quarter of fiscal year 1999. The Company believes that new product announcements will result from completed field test data concerning animal waste, grease trap and solvent grease absorption should. To initiate SSWM's operations for land bioremediation projects and complete organization development, the Company will need to raise approximately $5 million, $1 million of which will be used to purchase additional fermentation capacity and upgrade blending operations. The Company anticipates that revenues will be from Bio-Raptor tm licenses, equipment sales, microbial blends and related consulting services.

During the third quarter of fiscal year 1999, the Company intends to increase its product delivery and sales, including Bio-Raptors tm, and to extend microbial sales for agriculture, sewage and golf course applications. During this quarter, the Company intends to continue its reliance on outsourced fermentation capacity, but also will order fermentors for on-site installation over the following six months. The Company anticipates that revenues will continue from Bio-Raptor tm related products, as well as agricultural, sewage and golf course applications.

During the fourth quarter of fiscal year 1999, the Company will test and possibly bring on line its new manufacturing capacity. USMX projects that it will increase its sales efforts and ship additional Bio-Raptors tm as well as products and services based on sewage, agricultural, and golf course applications.

Results of Operations

For the Quarter ended December 31, 1998, Compared to the Quarter Ended December 31, 1997

The Company had revenues during the quarter ended December 31, 1998 of $176,728, which consisted of Technology Licensing Agreements of $175,000 and the sale of microbic product. Cost of revenue was $17,895 leaving a gross profit of $158,833. There was no revenue for the quarter ended December 31, 1997.

Selling, general and administrative ("SG&A") expenses for first quarter of fiscal year 1999 totaled $271,951 compared to $52,760 for the corresponding quarter of fiscal year 1998. SG&A expenses for the first quarter of fiscal year 1999 consisted of accounting, legal, consulting, public relations, subsidiary startup and organization and fund raising expenses. SG&A expenses also included non-cash charges from the issuance or future issuance of stock and stock options in the approximate amount of $118,200 for the quarter ended December 31, 1998. There was no issuance of stock or options for services in the quarter ended December 31, 1997. The remaining SG&A expenses that required cash, amounted to approximately $149,700 for the quarter ended December 31, 1998. The Company used stock in lieu of cash to conserve its cash resources.

There was no interest expense for the quarter ended December 31, 1998.Interest expense totaled $33,140 for the corresponding quarter in fiscal year 1998.
The decreased expense resulted from retirement of debt in the first quarter of fiscal year 1998. There was no provision for income taxes in either quarter ended December 31, 1998 or 1997, due to the losses sustained by the Company.

The Company incurred net losses of $267,900 and $85,900 for the quarters ended December 31, 1998 and 1997, respectively. Net loss per share decreased from a net loss per share of $0.13 for the quarter ended December 31, 1997, to a net loss per share of $0.11 in the corresponding quarter of 1998, due primarily to the increased weighted average number of shares of Common Stock out-standing at December 31, 1998.

In order to continue implementing the Company's strategic plan with its subsidiaries, the Company is planning on raising an additional $2.5 to $5,000,000 from a private placement during the second and third quarters of fiscal year 1999. The funds are targeted to establish the fermentation manufacturing operation and the staffing of sales subsidiaries. Although the Company is expecting to increase revenues during the second quarter of fiscal year 1999, based on the current status of the Company, additional capital will be required in order for the Company to maintain its ongoing operations.

Liquidity and Capital Resources.

Cash and cash equivalents totaled $886,746 and $3,000 at December 31, 1998 and 1997, respectively. Net cash used by operations was $223,556 for the quarter ended December 31, 1998 compared to $232,200 for the comparable quarter of 1997. In preparing for the manufacture and sale of its products the Company purchased office furniture and equipment of approximately $27,000 including computer systems, $123,500 of manufacturing equipment and leasehold improvements of $32,600.

During the quarter ended December 31, 1998, the Company raised $730,960 from a private placement, net of placement fees, from the issuance of Series C preferred stock. As a result of these proceeds, the Company has working capital (Current Assets less Current Liabilities) of $480,533 as of December 31, 1998, compared to a negative working capital of $6,400 as of December 31,
1997.   The Company raised an additional $66,000 during January of 1999, net of placement fees, from the private placement.

To date, the Company has financed its operations principally through borrowings and private placements of equity securities and debt. During fiscal year 1998, the Company raised $780,100 net of placement fees in a private placement in which shares of Series C Preferred Stock were issued. The Company believes that it has sufficient cash to continue its operations through March 31, 1999, and anticipates that cash generated from projected revenues and an anticipated private placement during the second and third quarters of fiscal year 1999 will enable it to fulfill its projected operational budget for fiscal year 1999. The Company will need additional capital to continue its operations and will endeavor to raise funds through the sale of shares, licenses and revenues. There can be no assurances, however, that the Company can obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital likely would affect adversely the Company's ability to continue as a going concern.

During fiscal year 1999, the Company projects capital expenditures for plant and equipment of approximately $1 million and R&D costs of $500,000. R&D costs will be associated primarily with Bio-Raptor(tm) delivery and config-uration for specific applications. The Company also plans to increase the number of its employees to approximately 40 by the end of fiscal year 1999.

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

Non-cash investing and financing activities.

For the quarter ended December 31, 1998:
The Company issued 1,200 shares of Series D preferred stock to as compensation of officers in lieu of cash. The transaction was valued at $11.00 per share.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

From time to time, the Company has received certain correspondence threatening litigation against the Company. The Company evaluates potential claims and believes that all claims asserted to date are without merit. The Company intends to defend any litigation filed against the Company. There are no known legal proceedings to which the Company is a party to as of December
31, 1998.

Item 2.   Changes in Securities.

During the quarter ended December 31, 1998, the Company raised $730,960, net of placement fees, from the issuance of shares of Series C Preferred Stock pursuant to a private placement. The shares of Series C Preferred Stock issued pursuant to the private placement were not registered under the Securities
Act of 1933, as amended, because the subject transaction involved a non-public offering exempt from Registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Item 6.   Exhibits and Reports on Form 8-K.

The Company filed a Current Report on Form 8-K with the Commission on November 24, 1998, relating to the reacquisition of the golf course applications license from Gran Verde Distribution, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S. Microbics, Inc.

Date:  February 15, 1999 By:                 /s/ Robert C. Brehm
                                        Robert C. Brehm, President and
                                          Chief Executive Officer

                                              /s/ Conrad Nagel
                                        Conrad Nagel, Chief Financial Officer