Form 10QSB
period 1999-03-31
US MICROBICS INC
filed 1999-05-18
CIK 774454

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    ------------------

      Commission File No.:  0-14213

                              U.S. MICROBICS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                        84-0990371
           --------                                        ----------
  State  or  other  jurisdiction  of                      (IRS Employer
  incorporation  or  organization)                      Identification No.)

                             5922-B Farnsworth Court
                           Carlsbad, California 92008
                                 (760) 918-1860

       Securities registered under Section 12(b) of the Exchange Act: None

Title of each class                    Name of each exchange on which registered
       None                                                 None.

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, $0.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Common Stock, $0.0001 par value per share - 5,532,219 shares outstanding as of May 12, 1999

                   Documents Incorporated by Reference: None.

    Transitional Small Business Disclosure Format (check one): Yes ; No |X|

================================================================================


Part I - Financial Information

Item 1.  Financial Statements

                                      U.S. Microbics Inc., and Subsidiaries
                                     (formerly Global Venture Funding, Inc.)
                                      Consolidated Condensed Balance Sheets

                                                                  As of                     As of
                                                                 March 31,               September 30,
                                                                   1999                      1998
                                                                -----------              -------------
ASSETS                                                          (Unaudited)
Current assets:
     Cash and cash equivalents                                  $    19,660              $   316,600
     Accounts receivable ($125,000 from related parties)            128,074                     --
     Inventories                                                    139,519                     --
     Prepaid expenses and other                                      42,639                   10,000
                                                                -----------              -----------
          Total current assets                                      329,892                  326,600
                                                                -----------              -----------
Plant and equipment, net                                            335,350                   99,100
Deposits                                                             64,110                   17,500
                                                                -----------              -----------
          Total assets                                          $   729,352              $   443,200
                                                                ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                      $   501,028              $   206,300
     Current portion of capital lease obligation                      5,780                     --
                                                                -----------              -----------
          Total current liabilities                                 506,808                  206,300
                                                                ===========              ===========

Capital lease obligation, net of current portion                      9,633                     --
                                                                -----------              -----------
Commitments and Contingencies

Stockholders' Equity :
     Convertible preferred stock, $.10 par value;
       20,000,000 shares authorized:
          Series II; 500,000 shares authorized;
           19,396 and 21,507 shares issued and                        1,940                    2,200
           outstanding; aggregate liquidation
           preference of $19,396
          Series B; 500,000 shares authorized;
           14,548 and 15,915 shares issued and                        1,455                    1,600
           outstanding; aggregate liquidation
           preference of $14,548
          Series C; 50,000 shares authorized;
           31,215 and 15,357 shares issued and
           outstanding; aggregate liquidation
           preference of $3,121,500                                   3,121                    1,500
          Series D; 50,000 shares authorized;
           8,338 and 20,438 shares issued and
           outstanding; no liquidation preference                       834                    2,000
     Common stock; $.0001 par value; 150,000,000
       shares authorized; 5,097,749 and 3,447,554
       shares issued and outstanding                                    510                      400
     Additional paid-in capital                                   5,691,167                3,936,800
     Stock subscription notes receivable                           (785,000)                    --
     Accumulated deficit                                         (4,701,116)              (3,707,600)
                                                                -----------              -----------
          Total stockholders' equity                                212,911                  236,900
                                                                ===========              ===========
          Total liabilities and stockholders' equity            $   729,352              $   443,200
                                                                ===========              ===========

 The notes to consolidated condensed financial statements are an integral part of these statements.

                                                                                                   1

                      U.S. Microbics Inc., and Subsidiaries
                     (formerly Global Venture Funding, Inc.)
                   Consolidated Condensed Statements of Operations
                                   (Unaudited)


                                                           For the Six
                                                      Months Ended March 31,
                                                  ----------------------------
                                                      1999            1998
                                                  -----------      -----------

Revenues ($175,000 from related parties)          $   176,728      $    --

Cost of revenues                                       17,744           --
                                                  -----------      -----------

Gross profit                                          158,984           --

Selling, general, and administrative
expenses                                            1,161,079          198,794
                                                  -----------      -----------

Loss from operations                               (1,002,095)        (198,794)

Other (income) expenses, net                           (8,579)          49,809
                                                  ===========      ===========

Net loss                                          $  (993,516)     $  (248,603)
                                                  ===========      ===========

Net loss per share:
           Basic and diluted                      $      (.31)     $      (.24)


Weighted average shares used in
    computing net loss per share:
           Basic and diluted                         3,220,511        3,674,965






          The notes to consolidated condensed financial statements are an integral part of these statements.

                      U.S. Microbics Inc., and Subsidiaries
                     (formerly Global Venture Funding Inc.)
                 Consolidated Condensed Statements of Cash Flows
                                 (Unaudited)


                                                             For the Six
                                                         Months Ended March 31,
                                                        -----------------------
                                                          1999           1998
                                                        ---------     ---------

Cash flows from operating activities:
   Net income (loss)                                    $(993,516)    $(248,603)
   Depreciation                                            14,376          --
   Issuance of common stock and preferred
       stock in exchange for services                      87,050       229,403
   Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:
      Changes in operating assets and
        liabilities:
          Accounts receivable                            (128,074)        5,590
          Inventories                                    (139,519)       (2,475)
          Prepaid expenses, deposits and other            (79,249)       27,500
          Accounts payable and accrued expenses           353,728       (37,491)
          Net liabilities of discontinued
              operations                                     --         (76,900)
                                                        ---------     ---------
   Net cash used in operating activities                 (885,204)     (102,976)
                                                        =========     =========

Cash flows from financing activities:
   Cash proceeds from issuance of common and
      preferred stock, net of placement fees              808,227       167,500
   Cash proceeds from exercise of stock options            15,250          --
   Cancellation of treasury stock                            --           1,000
   Repayments of long-term debt                              --         (50,400)
                                                        ---------     ---------

   Net cash provided by financing activities              823,477       118,100
                                                        =========     =========

Cash flows used in investing activities:
   Purchases of plant and equipment                      (235,213)       (1,592)
                                                        ---------     ---------

INCREASE (DECREASE) IN CASH                              (296,940)       13,532
CASH AT BEGINNING OF PERIOD                               316,600         1,700
                                                        ---------     ---------
CASH AT END OF PERIOD                                   $  19,660     $  15,232
                                                        =========     =========



          The notes to consolidated condensed financial statements are an integral part of these statements.

                      U.S. Microbics Inc., and Subsidiaries
                     (formerly Global Venture Funding Inc.)
                 Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                                  (Continued)


                                                             For the Six
                                                       Months Ended March 31,
                                                     --------------------------

                                                       1999             1998
                                                     --------        ----------

Supplemental disclosures of non-cash
         investing and financing activities:

     Purchase of equipment under capital lease
         obligation                                  $  15,413       $      --

     Preferred stock issued for note receivable      $ 785,000       $      --

     Common stock options exercised in
          settlement of accrued expenses             $  59,000       $      --

Cash paid for:
          Interest                                   $    276        $      --
          Income taxes                               $   --          $      --


            The nots to consolidated condensed financial statements
                    are an integral part of these statements.

U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998 (Unaudited)

1.    Basis of Presentation

The unaudited consolidated condensed financial statements of U.S. Microbics, Inc. and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company suggests that the these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1998.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at March 31, 1999 and the results of its operations and its cash flows for the periods presented.

The preparation of financial statements, in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenues and cost of revenues for the first six months of 1998 have been adjusted from $259,124 and $193, respectively, to zero as previously reported consistent with the reversal of such revenues and cost of revenues effected in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.   Organization and Risks and Uncertainties

Organization

U.S. Microbics, Inc. was organized December 7, 1984 under the laws of the State of Colorado as Venture Funding Corporation. The Company amended its Articles of Incorporation in June 1993 changing its name to Global Venture Funding, Inc. The Company amended its Articles of Incorporation in May 1998 changing its name to U.S. Microbics, Inc. The Company has been engaged in a variety of operations since inception.

During August 1997, the Company acquired the assets of Xyclonyx, a privately held company founded to develop, apply and license patented toxic and hazardous waste treatment and recovery processes as well as to license and apply microbially enhanced oil recovery technologies and products.

The Company has five wholly-owned subsidiaries: West Coast Fermentation Center, Sub Surface Waste Management, Inc.(SSWM), Sol Tech Corporation (d.b.a. - Wasteline Performance Corporation), Bio-Con Microbes and Applied Microbic Technologies, Inc. West Coast Fermentation Center's primary business is to cultivate microbial cultures that are to be sold to other subsidiaries of the Company. Sub Surface Waste Management's business is to assemble and sell products using technology licensed from Xyclonyx. Sol Tech Corporation and Bio-Con Microbes are companies formed to service the sewage treatment and agriculture markets, respectively. Applied Microbic Technologies, Inc. intends to (i) license customers in the United States to use microbial blends that are specially formulated for Microbially Enhanced Oil Recovery ('MEOR") in the United States and (ii) provide related technical support services.

Risks and Uncertainties

For the six months ended March 31, 1999 the Company has generated only limited revenues of $176,728, of which $175,000 represented related party transactions. During this same period, the Company incurred a net loss of $993,516 and had negative cash flows from operations of $885,204. As of March 31, 1999, the Company has an accumulated deficit of $4,701,116. The Company had no revenues

U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998 (Unaudited)

during the fiscal years ended September 30, 1998 and 1997. The company incurred net losses of $1,411,800 in fiscal 1998 and $1,327,200 in fiscal 1997.

To date, the Company has relied on private placements of equity and debt to fund its operating and capital requirements. The Company is planning on raising additional capital through the issuance of stock in private placements or a public offering. The Company is currently developing business opportunities and operations through its wholly-owned subsidiaries. There can be no assurance that such additional equity financing will be available on terms acceptable to the Company, if at all, or that such business opportunities will occur as planned, if at all. Based upon the current financial condition of the Company, additional capital will be required in order for the Company to continue its ongoing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to March 31, 1999, the Company has raised approximately $353,000, net of issuance costs, pursuant to a private placement offering for its Series C preferred stock at $100 per share.

3.    Inventories:

Inventories consist of the following:

                                          March 31,
                                            1999
                                         -----------

         Raw materials                   $    12,181
         Finished goods                      127,338
                                         ===========
                                         $   139,519
                                         ===========

4.  Related Party Transactions

During the first quarter of fiscal 1999, the Company entered into two Technology Licensing Agreements with certain stockholders of the Company. Revenues from these agreements totaled $175,000. As of March 31, 1999, $125,000 is included in accounts receivable related to these revenues.

5.   Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting periods. During the six months ended March 31,1999 and 1998, common stock equivalents are not considered because they would be anti-dilutive.

6.   Commitments and Contingencies

Litigation

In March 1999, the Company was served with a stockholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al, Marin County Superior Court, Case No. 991288. This lawsuit alleges, among other things, that certain stock was

U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998 (Unaudited)


improperly issued to the President of the Company and to certain consultants for services. Prior to the initiation of the lawsuit, the Company formed a special independent committee of the Board of Directors to investigate these claims and the committee found the claims to be without merit. The Company has engaged outside legal counsel to represent it in this matter and intends to vigorouly defend this action. Although management believes the lawsuit to be without merit, an unfavorable ruling would have a material adverse impact on the Company's financial position and results of operations.

Purchase commitments

During the quarter ended March 31, 1999, the Company entered into an agreement with a supplier to purchase certain inventories at a total cost of $194,000. The Bio-RaptorsTM are scheduled for delivery in the third quarter of the fiscal year. The Company has made a deposit of $10,000 on this order. The Company also entered into an agreement to use the fermentation facilities of an outside manufacturer to produce its microbes. The total estimated cost of the contract is $61,600. The Company made a 50% deposit on this contract totaling $30,800 in March 1999. The fermentation process began in April 1999 and is expected to be completed by the end of May 1999.

7.  Equity Financing

During the six months ended March 31, 1999, the Company received cash proceeds, net of offering costs, totaling $808,227 pursuant to a private placement offering for its Series C preferred stock at $100 per share. The Company also received cash proceeds totaling $15,250 from stock options exercised.

Non-cash issuances of common and preferred stock included common stock options exercised in settlement of accrued expenses totaling $59,000, common stock issued for services valued by the Company at $10,000 and Series D preferred stock issued as compensation to certain officers valued by the Company at $22,800.

                                     PART I


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified below, as well as the matters set forth in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998 and its other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

The Company

U.S. Microbics, Inc. (the "Company" or "USMX") intends to build an environmental biotech company utilizing the proprietary microbial technology, bioremediation patents, knowledge, processes and unique microbial culture collection developed over 30 years by the late George M. Robinson and his daughter Mery C. Robinson (collectively, the "Microbial Technology"). The Company creates and markets proprietary microbial technologies that provide natural solutions to many of today's environmental problems. The Company's microbes or "bugs" can be used to break down various substances, including oil, diesel, fuel, arsenic, certain toxic waste, and certain water and soil contaminants. The Company intends to leverage the products, applications and customer contacts developed by the Robinsons to apply, develop, license and commercialize the Microbial Technology. The Company believes that it can build the foundation for the international commercialization of proprietary products based on the Microbial Technology for applications in the global environmental, manufacturing, agricultural and natural resource markets. Unlike certain other start-up companies that need to develop a product or technology and find a market and customers, USMX already has advanced, proprietary technology, as well as products that have been utilized in various environmental and agricultural applications worldwide. The Company is in the process of determining and obtaining the capital, personnel and manufacturing and distribution capacity necessary to commercialize the Microbial Technology.

The Company's initial objective is to establish itself as a leading provider of environmental technology and products to companies in the United States through the licensing of technology that meets governmental standards, is environmentally friendly, is easy to manufacture and apply and yields profit for its licensees. To achieve this objective, the Company intends to focus its strategy on the following three elements: (i) licensing its bioremediation technology to high-volume end-users for hydrocarbon waste cleanup; (ii) developing a manufacturing center for its proprietary microbial blends; and
(iii) licensing its technology to entities for use in specific vertical markets and territories, site clean-up and maintenance products, agricultural growth enhancement and aquaculture/mariculture applications.

The Company's achievement of its objectives is highly dependent, among other factors, on its ability to raise the necessary capital to build the production facility that will supply potential new customers and satisfy the potential demand from prior customers that previously utilized products based on the Microbial Technology. The Company intends to raise additional working capital through the sale of common and preferred stock or debt and through potential licensing arrangements. There can be no assurance that the Company will raise such capital on terms acceptable to the Company, if at all. The Company's failure to obtain adequate financing may jeopardize its existence. See "Liquidity and Capital Resources."

Overview

Through the six months ended March 31, 1999, the Company's efforts were directed to developing biotechnology previously acquired, fund raising, building organizational infrastructure, and continued construction of manufacturing facilities for production and shipment of microbes for remediation of hydrocarbons, sewage treatment and agriculture applications and for the retrofitting and shipment of the Bio-RaptorTM.

Toward these ends, the Company's blending area is now 90% complete and is expected to provide the capability of producing 200,000 units per month of microbial blends which can support potential monthly sales volumes from $600,000 to $2,000,000 based on projected unit sales prices between $3.00 and $10.00 depending on the application. The blending production staff has been trained and is in a state of readiness.

An outside fermentation facility, with sufficient capacity to produce microbes to support the next six to nine months of sales, has been contracted with and receipt of fermented "Bugs" has begun.

Preparations are underway to establish an internal capacity for the production of microbes using in-house fermentors. The microbiology lab setup is complete using a 14 liter fermentor to maintain a base supply of "Bugs." The 100 liter fermentor is installed and is undergoing final testing with expected production to begin in June of 1999. The Company anticipates that with the completion of this in-house fermentation process, production capacity can supply sufficient microbes to meet sales projections for the next 6 to 9 months and it will no longer be necessary to outsource the production of its microbes.

The Company does not have an existing backlog of sales orders and has not generated significant sales to date related to microbes. The Company has also not produced microbes in significant quantities. Further, there can be no assurance that projected production and sales volumes or sales prices will be achieved.

Future Plans - Fiscal Year Ending September 30, 1999

Projected revenues for the last half of fiscal 1999 include Bio-Raptor(TM) sales and related microbial blends and consulting services to support Bio-Raptor(TM) sales. Projected revenues of Bio-Raptor(TM) products include new and existing prospects, Soil Recycling Center Licenses, odor control and land fill operators. Sales of Bio-Raptors(TM) will be limited by microbial blend production until outsourcing and internal production can meet demand.

During the first quarter of fiscal 1999, the Company continued building infrastructure (people, procedures, systems) and setting up initial manufacturing operations. Sales consisted almost entirely of Technology License Agreements to certain shareholders of the Company.

During the second quarter of fiscal 1999, the Company began adding fermentation capacity and continued work on its manufacturing operations and blending capacity to meet future projected revenue goals. Principal projected products will include Bio-Raptor(TM), and microbial sewage and agricultural products from internal fermentation. Results of field test data on animal waste, grease trap and solvent grease absorption should be completed by June 1999. To provide for maximum operations of SSWM for land bioremediation projects and organization development, the Company intends to raise five million dollars. Two million dollars of projected proceeds would be used to purchase additional fermentation capacity and upgrade blending operations, and the remaining projected proceeds of three million dollars would be used for research and development costs and working capital to finance projected increases in accounts receivable and inventories. Revenues are projected to be generated from Bio-Raptor(TM) licenses, equipment sales, microbial blends and related consulting services.

During the third quarter of fiscal 1999, the Company intends to generate sales of products including Bio-Raptors(TM) and microbial sales for agriculture,
sewage  and  golf  course   applications.   During  this  quarter,  the  Company
anticipates reducing or eliminating reliance upon out-sourced fermentation capacity.

During the fourth quarter of fiscal 1999, based on the Company's ability to raise additional financing, manufacturing capacity is projected to be expanded and brought on line in-house. Sales efforts in remediation of hydrocarbons are anticipated to result in sales of additional Bio-Raptors(TM). Sewage, agriculture, and golf course bugs are expected to comprise the remaining sales. There can be no assurance that such revenue or production capacity will be achieved in the time frame anticipated, if at all.

The Company expects to raise additional capital to fund operations through June 30, 1999, and anticipates that cash generated from private placements and projected revenues during the fourth quarter will enable it to fulfill cash needs for fiscal 1999 operations. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company, if at all, or to generate such revenues. Expected capital expenditures for plant and equipment total $2,000,000. Research and development costs are projected to be under $500,000 as many products have previously been marketed. Research and development costs will be associated primarily with Bio-Raptor(TM) configuration for specific applications. The Company plans to increase the number of employees to approximately 40 by the end of the fiscal 1999 in anticipation of increased projected revenues.

Results of Operations

For the six months ended March 31, 1999 compared to the six months ended March 31, 1998

The Company had revenues of $176,728 during the six months ended March 31, 1999, as compared to no revenues for the same period in fiscal 1998. Revenues for the six months ended March 31, 1999 consisted primaarily of $175,000 of non-refundable licensing fees sold to certain stockholders of the Company.

Selling, general and administrative ("SG&A") expenses for first half of fiscal 1999 totaled $1,161,079 compared to $198,794 for the same period in fiscal 1998. SG&A expenses for the first half of fiscal 1999 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses including $87,050 of non-cash compensation cost related to common and preferred stock and stock options and warrants issued for certain services rendered.

The Company incurred a net loss of $993,516 and negative cash flows from operations of $885,204 for the six months ended March 31, 1999 compared to a net loss of $248,603 and negative cash flows from operations of $102,976 for the six months ended March 31, 1998. Basic and diluted net loss per share was $(.31) for the six months ended March 31, 1999 compared to $(.24) for the six months ended March 31, 1998.

In order to continue implementing the Company's strategic plan, the Company is planning on raising an additional $5,000,000 from private placements during the last half of fiscal 1999. The funds are targeted to expand the fermentation manufacturing operation and the staffing of sales subsidiaries. Although the Company is expecting to increase revenues during the last half of fiscal 1999, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

Liquidity and Capital Resources.
--------------------------------

Cash and cash equivalents totaled $19,660 and $316,600 at March 31, 1999 and September 30, 1998, respectively. Net cash used in operations was $885,204 for the six months ended March 31, 1999, compared to $102,976 for the comparable period in fiscal 1998. In preparing for the manufacture and sale of its products, the Company purchased equipment, office furniture and leasehold improvements of approximately $250,626 in the first half of fiscal 1999 compared to $1,592 in the same period of fiscal 1998.

During the six months ended March 31, 1999, the Company raised $808,227, net of placement fees of approximately $110,000, from private placements of Series C preferred stock. As of March 31, 1999, the Company has negative working capital of $176,916 compared to positive working capital of $120,300 as of September 30, 1998. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash genereated by operations is sufficeint to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to March 31, 1999 the Company has raised approximately $353,000, net of placement fees. The Company believes that it has sufficient cash to continue its operations through June 30, 1999, and anticipates that cash generated from anticipated private placements and projected revenues during the third and fourth quarters of fiscal 1999 will enable it to fulfill cash needs for fiscal 1999 operations. The Company will need additional capital to continue its operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that the Company will obtain sufficient capital or generate revenues on acceptable terms, if at all. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

During the last half of fiscal 1999, the Company projects capital expenditures for plant and equipment of approximately $2,000,000 and research and development costs of less than $500,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with Bio-Raptor(TM) configuration for specific applications. The Company also plans to increase its number of employees to approximately 40 by the end of fiscal 1999.

The Company's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including: (i) the rate at which microbial products are shipped and generate profits; (ii) the necessary level of sales and marketing activities for environmental products; and (iii) the level of effort needed to develop additional distribution channels to the point of commercial viability.

There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to successfully obtain additional future funding may jeopardize the Company's ability to continue its business and operations.


Year 2000 Assessment

Beginning in the year 2000, computer systems and software need to accept 4 digit entries to distinguish 21st century dates from 20th century dates. Computer systems and software that do not properly recognize 4 digit entries could generate erroneous data or cause a system to fail. All of the Company's computer systems and software, phone and security systems and machinery and equipment have been purchased within the past 12 months, have been tested where applicable, and therefore are expected to accurately accept 4 digits and operate properly into the 21st century. The Company has also contacted major vendors and service providers about their state of Year 2000 compliance and readiness. In the event that significant Year 2000 issues are identified with such parties, the Company will make contingency plans such as the use of alternate vendors or manual systems.

The Company's current estimate is that no significant additional costs will be incurred in prepardness for the Year 2000.


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

In March 1999, the Company was served with a stockholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al, Marin County Superior Court, Case No. 991288. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. Prior to the initiation of the lawsuit, the Company formed a special independent committee of the Board of Directors to investigate these claims and the committee found the claims to be without merit. The company has engaged outside legal counsel to represent it in this matter and intends to vigorouly defend this action.

Item 2.     Changes in Securities and Used of Proceeds.

During the six months ended March 31, 1999, the Company raised $468,356, net of placement fees, from the issuance of shares of Series C Preferred Stock pursuant to a private placement and 15,250 from the exercise of common stock options. The shares of Series C Preferred Stock issued pursuant to the private placement were not registered under the Securities Act of 1933, as amended, because the subject transaction involved a non-public offering exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.


Item 3.     Defaults Upon Senior Securities.
            None

Item 4.     Submission of Matters to a Vote of Security Holders.
            None

Item 5.     Other Information.
            None

Item 6.     Exhibits and Reports on Form 8-K.


The Company filed a Current Report on Form 8-K on March 12, 1999 as a result of engaging Arthur Andersen LLP as its independent certifying accountant.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized. .



                                                 U.S. Microbics, Inc.


Date:  May 16, 1999                   By:  /s/ Robert C. Brehm
                                           -------------------------------------
                                           Robert C. Brehm, President and
                                           Chief Executive Officer

                                      By:  /s/ Conrad Nagel
                                           -------------------------------------
                                           Conrad Nagel, Chief Financial Officer