Form 10QSB
period 1999-06-30
US MICROBICS INC
filed 1999-08-16
CIK 774454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended June 30, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                        to
                                     ----------------------    -----------------

                          Commission File No.: 0-14213

                              U.S. MICROBICS, INC.
                              --------------------
                 (Name of small business issuer in its charter)

             Colorado                                        84-0990371
             --------                                        ----------
   (State or other jurisdiction                            (IRS Employer
  of incorporation or organization)                      Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common Stock, $0.0001 par value per share - 6,194,140 shares outstanding as of August 9, 1999

                   Documents Incorporated by Reference: None.


Transitional Small Business Disclosure Format (check one):  Yes    No  |X|

                                                                                                                  1
Part I - Financial Information

Item 1.  Financial Statements

                                       U.S. Microbics Inc., and Subsidiaries
                                      (formerly Global Venture Funding, Inc.)
                                       Consolidated Condensed Balance Sheets

                                                                                      As of             As of
                                                                                     June 30,        September 30,
                                                                                       1999               1998
ASSETS                                                                             (Unaudited)
                                                                                   -----------       -------------
Current assets:
     Cash and cash equivalents                                                     $   275,816        $   316,600
     Accounts receivable ($125,000 from related parties)                               186,733               --
     Inventories                                                                       186,158               --
     Prepaid expenses and other                                                         77,087             10,000
                                                                                   -----------        -----------
          Total current assets                                                         725,794            326,600
                                                                                   -----------        -----------

Plant and equipment, net                                                               356,350             99,100
Deposits                                                                                56,710             17,500
                                                                                   -----------        -----------
                                                                                       413,060            116,600
                                                                                   -----------        -----------
          Total assets                                                             $ 1,138,854        $   433,200
                                                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                         $   753,329        $   206,300
     Current portion of capital lease obligation                                         5,780               --
                                                                                   -----------        -----------
          Total current liabilities                                                    759,109            206,300
                                                                                   ===========        ===========

Capital lease obligation, net of current portion                                         8,188               --
                                                                                   -----------        -----------
Commitments and contingencies

Stockholders' equity :
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 17,733 and 21,507 shares issued
               and outstanding; aggregate liquidation preference of $17,733              1,773              2,200
          Series B; 500,000 shares authorized; 14,548 and 15,915 shares issued
               and outstanding; aggregate liquidation preference of $14,548              1,455              1,600
          Series C; 50,000 shares authorized; 38,813 and 15,357 shares issued
               and outstanding; aggregate liquidation preference of $3,881,300           3,881              1,500
          Series D; 50,000 shares authorized; 5,738 and 20,438 shares issued
               and outstanding; no liquidation preference                                  574              2,000
     Common stock; $.0001 par value; 150,000,000 shares authorized;
          5,602,220 and 3,447,554 shares issued and outstanding                            560                400
     Additional paid-in capital                                                      6,762,331          3,936,800
     Stock subscription notes receivable                                              (820,668)              --
     Accumulated deficit                                                            (5,578,349)        (3,707,600)
                                                                                   -----------        -----------
          Total stockholders' equity                                                   371,557            236,900
                                                                                   -----------        -----------
           Total liabilities and stockholders' equity                              $ 1,138,854        $   443,200
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



                      U.S. Microbics Inc., and Subsidiaries
                     (formerly Global Venture Funding, Inc.)
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                           For the Nine
                                                       Months Ended June 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------

Revenues ($175,000 from related parties)             $   190,130    $      --

Cost of revenues                                          27,704           --
                                                     -----------    -----------

Gross profit                                             162,426           --

Selling, general, and administrative expenses          2,079,011        412,557
                                                     -----------    -----------

Loss from operations                                  (1,916,585)      (412,557)

Other (income) expenses, net                             (45,836)        54,642
                                                     ===========    ===========
 Net loss                                            $(1,870,749)   $  (467,199)
                                                     ===========    ===========

Net loss per share:
      Basic and diluted                              $      (.45)   $      (.26)

Weighted average shares used in
 computing net loss per share:
      Basic and diluted                                4,187,803      1,785,348






            The notes to consolidated condensed financial statements
                    are an integral part of these statements.




                         U.S. Microbics Inc., and Subsidiaries
                        (formerly Global Venture Funding Inc.)
                  Consolidated Condensed Statements of Cash Flows
                                     (Unaudited)

                                                                      For the Nine
                                                                  Months Ended June 30,
                                                         -------------------------------------
                                                             1999                      1998
                                                         ------------              -----------
Cash flows from operating activities:
   Net income (loss)                                     $(1,870,749)              $  (467,199)
   Depreciation                                               24,814                      --
   Issuance of common stock and preferred
       stock in exchange for services                        323,218                   619,337
   Adjustments to reconcile net income
      (loss) to net cash used in operating
      Activities:
      Changes in operating assets and
liabilities:
          Accounts receivable                               (186,733)                  255,590
          Inventories                                       (186,158)                   (2,475)
          Prepaid expense, deposits and other               (106,297)                 (332,641)
          Accounts payable and accrued expenses              558,477                    19,393
          Net liabilities of discontinued                       --                        --
           operations
                                                         -----------               -----------

   Net cash used in operating activities                  (1,443,428)                   92,005
                                                         ===========               ===========

Cash flows from financing activities:
   Cash proceeds from issuance of common and
      preferred stock net of placement fees                1,631,107                   518,402
   Cash proceeds from exercise of stock options               27,750                    20,000
   Cancellation of treasury stock                               --                       1,000
   Repayments of long-term debt                                 --                     (75,400)
   Exchange of common stock for note payable                    --                      25,799
                                                         -----------               -----------
   Net cash provided by financing activities               1,658,857                   489,801
                                                         ===========               ===========

Cash flows used in investing activities:
   Purchases of plant and equipment                         (256,213)                   (3,687)
   Increase in investments net of unrealized loss               --                     (30,000)
                                                         ===========               ===========
   Net cash provided by investing activities                (256,213)                  (33,687)
                                                         ===========               ===========

INCREASE (DECREASE) IN CASH                                  (40,784)                  548,119
CASH AT BEGINNING OF PERIOD                                  316,600                     1,700
                                                         ===========               ===========
CASH AT END OF PERIOD                                    $   275,816               $   549,819
                                                         ===========               ===========


                    The notes to consolidated condensed financial statements
                            are an integral part of these statements.

                                                                                             3

                      U.S. Microbics Inc., and Subsidiaries
                     (formerly Global Venture Funding Inc.)
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (Continued)


                                                               For the Nine
                                                           Months Ended June 30,
                                                         -----------------------
                                                           1999         1998
                                                         ---------   -----------

Supplemental disclosures of non-cash
        Investing and financing activities:

     Purchase of equipment under
      capital lease obligation                           $ 13,968    $      --

     Preferred stock issued for note receivable          $779,000    $      --

     Common stock issued for note receivable             $  8,332    $      --

     Common stock options exercised in settlement
      of accrued expenses                                $ 59,000    $      --

     Common stock issued for services                    $ 50,000    $      --

     Cash paid for:
          Interest                                       $    890    $      --
          Income taxes                                   $   --      $      --







            The notes to consolidated condensed financial statements
                    are an integral part of these statements

U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998 (Unaudited)

1.    Basis of Presentation

The unaudited consolidated condensed financial statements of U.S. Microbics, Inc. and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at June 30, 1999 and the results of its operations and its cash flows for the periods presented.

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

Revenues and cost of revenues for the first nine months of 1998 have been adjusted from $259,124 and $193, respectively, to zero as previously reported consistent with the reversal of such revenues and cost of revenues effected in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.   Organization and Risks and Uncertainties

Organization

U.S. Microbics, Inc. was organized on December 7, 1984 under the laws of the State of Colorado as Venture Funding Corporation. The Company amended its Articles of Incorporation in June 1993 changing its name to Global Venture Funding, Inc. The Company amended its Articles of Incorporation in May 1998 changing its name to U.S. Microbics, Inc. The Company has been engaged in a variety of operations since inception.

During August 1997, the Company acquired the assets of Xyclonyx, a privately held company founded to develop, apply and license patented toxic and hazardous waste treatment and recovery processes as well as to license and apply microbially enhanced oil recovery technologies and products.

The Company has five wholly-owned subsidiaries: West Coast Fermentation Center, Sub Surface Waste Management, Inc. (SSWM), Sol Tech Corporation (d.b.a. - Wasteline Performance Corporation), Bio-Con Microbes and Applied Microbic Technologies, Inc. West Coast Fermentation Center's primary business is to cultivate microbial cultures that are to be sold to other subsidiaries of the Company. Sub Surface Waste Management's business is to assemble and sell products using technology licensed from Xyclonyx. Sol Tech Corporation and Bio-Con Microbes are companies formed to service the sewage treatment and agriculture markets, respectively. Applied Microbic Technologies, Inc. intends to (i) license customers in the United States to use microbial blends that are specially formulated for Microbially Enhanced Oil Recovery ("MEOR") in the United States and (ii) provide related technical support services.

U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998 (Unaudited)


Risks and Uncertainties

For the nine months ended June 30, 1999, the Company has generated only limited revenues of $190,130, of which $175,000 represented related party transactions. During this same period, the Company incurred a net loss of $1,870,749 and had negative cash flows from operations of $1,443,429. As of June 30, 1999, the Company has an accumulated deficit of $5,578,314. The Company had no revenues during the fiscal years ended September 30, 1998 and 1997. The Company incurred net losses of $1,411,800 in fiscal 1998 and $1,327,200 in fiscal 1997.

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

Subsequent to June 30, 1999, the Company has raised approximately $77,400, net of placement fees, pursuant to a private placement offering for its Series C Preferred Stock at $100 per share.

3.    Inventories:

Inventories consist of the following:

                                                     June 30,
                                                       1999
                                                 ------------------
         Raw materials                           $           10,079
         Work in progress                                    47,173
         Finished goods                                     128,906
                                                 ------------------
                                                 $          186,158
                                                 ==================

4.  Related Party Transactions

During the first quarter of fiscal 1999, the Company entered into two Technology Licensing Agreements with certain shareholders of the Company. Revenues from these agreements totaled $175,000. As of June 30, 1999, $125,000 is included in accounts receivable related to these revenues.

5.   Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. During the nine month ended June 30,1999 and 1998, common stock equivalents are not considered because they would be anti-dilutive.

U.S. MICROBICS, INC. AND SUBSIDIARIES
(FORMERLY GLOBAL VENTURE FUNDING, INC.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998 (Unaudited)


6.   Commitments and Contingencies

Litigation

In March 1999, the Company was served with a stockholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al, Marin County Superior Court, Case No. 991288. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. The Company has formed a special independent committee of the Board of Directors to investigate these claims. The Company has engaged outside legal counsel to represent it in this matter and intends to vigorouly defend this action. Although management believes the lawsuit to be without merit, an unfavorable ruling would have a material adverse impact on the Company's financial position and results of operations.

Purchase commitments

During the quarter ended March 31, 1999, the Company has entered into an agreement with a supplier to purchase certain inventories at a total cost of $194,000. The Bio-RaptorsTM are scheduled for delivery in the fourth quarter of the fiscal year. The Company has made deposits totaling $29,400 on this order, of which $19,400 was made during the quarter ended June 30, 1999.

7.    Equity Financing

During the nine months ended June 30, 1999, the Company received cash proceeds, net of offering costs, totaling $1,631,107 pursuant to a private placement offering for its Series C Preferred Stock at $100 per share. The Company also received cash proceeds totaling $27,750 from stock options exercised.

Non-cash issuances of common and preferred stock included common stock options exercised in settlement of accrued expenses totaling $253,500, common stock issued for services valued by the Company at $10,000 and Series D preferred stock issued as compensation to certain officers valued by the Company at $22,800.

                                     PART I


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified below, as well as the matters set forth in the Company's Annual Report on 10-KSB for the year ended September 30, 1998 and its other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

Overview

Through the nine months ended June 30, 1999, the Company's efforts were directed to developing biotechnology previously acquired, fund raising, building organizational infrastructure, and continued construction of manufacturing facilities for production and shipment of microbes for remediation of hydrocarbons, sewage treatment and agriculture applications and for the retrofitting and shipment of the Bio-RaptorTM.

Toward these ends, the Company's blending area is now complete and is expected to provide the capability of producing 200,000 units per month of microbial blends which can support potential monthly sales volume from $600,000 to $2,000,000 based on projected unit sales prices between $3.00 and $10.00 depending on the application. The blending production staff has been trained.

The Company anticipates that its in-house fermentation process production capacity can supply sufficient microbes to meet sales projections for the next 6 months in conjunction with the outsourcing of additional microbes.

The Company does not have an existing backlog of sales orders and has not generated significant sales to date related to microbes. The Company has also not produced microbes in significant quantities. Further, there can be no assurance that projected production and sales volumes or sales prices will be achieved.

Future Plans - Fiscal Year Ending September 30, 1999


Projected revenues for the last quarter of fiscal 1999 include Bio-Raptor(TM) sales and related microbial blends and consulting services to support Bio-Raptor(TM) sales. Projected revenues of Bio-Raptor(TM) products include new and existing prospects, Soil Recycling Center Licenses, odor control and land fill operators. Sales of Bio-Raptors(TM) will be limited by microbial blend production until outsourcing and internal production can meet demand.

During the fourth quarter of fiscal 1999, based on the Company's ability to raise additional financing, manufacturing capacity is projected to be expanded and sales and marketing expansion will be emphasized. Bio-Raptors(TM) sales for hydro carbon, animal waste & green waste processing should result in placement on selected sites in Southern California. Sewage, and animal waste bugs are expected to comprise the remaining sales. There can be no assurance that such revenue or production capacity will be achieved in the time frame anticipated, it at all.

The Company expects to raise additional capital to fund operations through June 30, 2000, and anticipates that cash generated from private placements and projected revenues during the fourth quarter will enable it to fulfill cash needs for fiscal 1999 operations. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company, if at all, or to generate such revenues. Expected capital expenditures for plant and equipment total $50,000. Research and development costs are projected to be under $10,000 as many products have previously been marketed. Research and development costs will be associated primarily with Bio-Raptor(TM) configuration for specific applications. The Company plans to increase the number of employees to approximately 25 by the end of the fiscal 1999 in anticipation of increased projected revenues.


Results of Operations

For the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998

The Company had revenues of $190,130 during the nine months ended June 30, 1999, as compared to no revenues for the same period in fiscal 1998. Revenues for the nine months ended June 30, 1999 consisted primarily of $175,000 of non-refundable licensing fees sold to certain shareholders of the Company.

Selling, general and administrative ("SG&A") expenses for first three quarters of fiscal 1999 totaled $2,079,011 compared to $412,557 for the same period in fiscal 1998. SG&A expenses for the first three quarters of fiscal 1999 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses including $281,155 of non-cash compensation cost related to common and preferred stock and stock options and warrants issued for certain services rendered. The increase of approximately $1,498,000 is due primarily to increases in payroll and related expenses of $602,000, consulting services of $589,000, legal and professional fees of $162,000, and occupancy costs of $145,000.

The Company incurred a net loss of $1,870,749 and negative cash flows from operations of $1,443,429 for the nine months ended June 30, 1999 compared to a net loss of $467,199 and positive cash flows from operations of $92,005 for the nine months ended June 30, 1998. Basic and diluted net loss per share was $(.45) for the nine months ended June 30, 1999 compared to $(.26) for the nine months ended June 30, 1998.

On May 24th, 1999, the Company through a wholly-owned subsidiary, Sub-Surface Waste management, Inc., granted a three license to Builders Referal Inc., ("BRI") of Irvine California, to market and sell through its nationwide network of contractors, its transportable Bio-RaptorTM bioremediation system. The license agreement provides for the Company to pay BRI a referral fee of six per cent of the gross sales amount in the specified market territory. BRI agreed to pay the Company license fees of one per cent of gross sales. To retain their license, BRI is obligated to pay the Company minimum annual license fees of $50,000, $100,000 and $200,000 respective during the term of the three-year license agreement. The fees are payable on a quarterly basis.

In order to continue implementing the Company's strategic plan, the Company is planning on raising an additional $5,000,000 from private placements during the first two quarters of fiscal 2000. The funds are targeted to expand the fermentation manufacturing operation and the staffing of sales subsidiaries. Although the Company is expecting to increase revenues during the last quarter of fiscal 1999, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

Liquidity and Capital Resources.
--------------------------------

Cash and cash equivalents totaled $275,816 and $316,600 at June 30, 1999 and September 30, 1998, respectively. Net cash used in operations was $1,443,429 for the nine months ended June 30, 1999, compared to net cash received $92,005 for the comparable period in fiscal 1998. In preparing for the manufacture and sale of its products, the Company purchased equipment, office furniture and leasehold improvements of approximately $356,350, in the first three quarters of fiscal 1999 compared to $99,100 in the same period of fiscal 1998.

During the nine months ended June 30, 1999, the Company raised $1,631,107, net of placement fees of approximately $203,120, from private placements of Series C Preferred Stock. As of June 30, 1999, the Company had negative working capital of $33,280 as compared to positive working capital of $120,300 as of September 30, 1998. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to June 30, 1999 the Company has raised approximately $77,400, net of placement fees. The Company believes that it has sufficient cash to continue its operations through September 30, 1999. The Company will need additional capital to continue its operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that the company will obtain sufficient capital or generate revenues on acceptable terms, if at all. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

During the last quarter of fiscal 1999, the Company projects expenditures for plant and equipment of approximately $50,000 and research and development costs of less than $10,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with Bio-Raptor(TM) configuration for specific applications. The Company also plans to increase its number of employees to approximately 25 by the end of fiscal year 1999.

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


Year 2000 Assessment

Beginning in the year 2000, computer systems and software need to accept 4 digit entries to distinguish 21st century dates from the 20th century dates. Computer systems and software that do not properly recognize 4 digit entries could generate erroneous data or cause a system to fail. All of the Company's computer systems and software, phone and security systems and machinery and equipment have been purchased within the past 12 months, have been tested where applicable, and therefore are expected to accurately accept 4 digits and operate properly into the 21st century. The Company has also contacted major vendors and service providers about the state of Year 2000 compliance and readiness. In the event that significant Year 2000 issues are identified with such parties, the Company will make contingency plans such as the use of alternate vendors or manual systems. The Company has not made any contingency plans in the event of a failure of its gas and electric provider.

The Company's current estimate is that no significant additional costs will be incurred in prepardness for the Year 2000.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In March 1999, the Company was served with a stockholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al, Marin County Superior Court, Case No. 991288. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. The Company has formed a new special independent committee of the Board of Directors to investigate these claims. The company has engaged outside legal counsel to represent it in this matter and intends to vigorouly defend this action.



Item 2. Changes in Securities and Used of Proceeds.

During the nine months ended June 30, 1999, the Company raised $1,631,107 net of placement fees of approximately $203,120, from the issuance of shares of Series C Preferred Stock pursuant to a private placement and 27,750 from the exercise of common stock options. The shares of Series C Preferred Stock issued pursuant to the private placement were not registered under the Securities Act of 1933, as amended, because the subject transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.


Item 3.           Defaults Upon Senior Securities.
                           None
Item 4.           Submission of Matters to a Vote of Security Holders .
                           None
Item 5.           Other Information .
                           None
Item 6.           Exhibits and Reports on Form 8-K.

Exhibits

--------------------------------------------------------------------------------
Number             Description
--------------------------------------------------------------------------------

1.                 Bioremediation Product Line License Agreement
--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                   U.S. Microbics, Inc.


Date:  May 16, 1999                By: /s/ Robert C. Brehm
                                      ------------------------------------------
                                      Robert C. Brehm, President and
                                      Chief Executive Officer

                                   By: /s/ Conrad Nagel
                                       -----------------------------------------
                                       Conrad Nagel, Chief  Financial Officer