Form 10KSB
period 1999-09-30
US MICROBICS INC
filed 2000-02-10
CIK 774454

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the year fiscal year ended September 30, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF  1934

  For the transition period from ____________________ to ____________________



                          Commission File No.: 0-14213

                              U.S. MICROBICS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                        84-0990371
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                             5922-B Farnsworth Court
                           Carlsbad, California 92008
                                 (760) 915-1860
    ------------------------------------------------------------------------
   (Address of principal executive offices and Registrant's telephone number)



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

     Issuer's revenues for the fiscal year ended September 30, 1999: $66,900.

     Aggregate market value of voting and non-voting common equity held by non-affiliates: 18,031,140.

     Common Stock, $0.0001 par value per share - 6,613,836 shares outstanding as of January 10, 2000.

     Documents Incorporated by Reference: None.

     Transitional Small Business Disclosure Format (check one):

                                 YES |X| NO |_|

                                TABLE OF CONTENTS



PART I.........................................................................1

   Item 1.     Description of Business.........................................1
   Item 2.     Description of Property........................................19
   Item 3.     Legal Proceedings..............................................19
   Item 4.     Submission of Matters to a Vote of Security Holders............19

PART II.......................................................................20

   Item 5.     Market for Common Equity and Related Shareholder Matters.......20
   Item 6.     Management's Discussion and Analysis or Plan of Operation......22
   Item 7.     Financial Statements...........................................27
   Item 8.     Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................27

PART III......................................................................28

   Item 9.     Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act.....28
   Item 10.    Executive Compensation.........................................29
   Item 11.    Security Ownership of Certain Beneficial
                Owners and Management.........................................32
   Item 12.    Certain Relationships and Related Transactions.................34
   Item 13.    Exhibits and Reports on Form 8-K...............................35

SIGNATURES....................................................................37

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

Overview

     U.S. Microbics, Inc. (the "Company") intends to build an environmental biotech company utilizing the proprietary microbial technology, bioremediation patents, knowledge, processes and unique microbial culture collection developed over 30 years by the late George M. Robinson and his daughter Mery C. Robinson (collectively, the "Microbial Technology"). The Company creates and markets proprietary microbial technologies that provide natural solutions to many of today's environmental problems. The Company's microbes or "bugs" can be used to break down various substances, including oil, diesel, fuel, arsenic, toxic waste, water and soil contamination. The Company intends to leverage the products, applications and customer contacts developed by the Robinsons to apply, develop, license and commercialize the Microbial Technology. The Company believes that it can build the foundation for the international commercialization of its proprietary products based on the Microbial Technology for applications in the global environmental, manufacturing, agricultural and natural resource markets. Unlike certain other start-up companies that need to develop a product or technology and find a market and customers, the Company already has advanced, proprietary technology, as well as products that have been utilized in various environmental and agricultural applications worldwide. The Company is in the process of determining and obtaining the capital, personnel and manufacturing and distribution capacity necessary to commercialize the Microbial Technology.

     The Company's initial objective is to establish itself as a leading provider of environmental technology and products to companies in the United States through the licensing of technology that meets governmental standards, is environmentally friendly, easy to manufacture and apply and yields profit for its licensees. To achieve this objective, the Company intends to focus its strategy on the following three elements: (i) licensing its bioremediation technology to high-volume end-users, bioremediation contractors and land developers for hydrocarbon waste cleanup; (ii) increasing the capacity of its existing production facility; and (iii) licensing its technology to entities for use in specific vertical markets and territories, for site clean-up and maintenance products, agricultural growth enhancement and waste treatment and odor control applications.

     The Company's achievement of its objectives is highly dependent, among other factors, on its ability to raise the necessary capital to build the production facility that will supply customers with products based on the Microbial Technology. The Company intends to raise additional working capital through the sale of shares of its Common Stock ("Common Stock") and/or debt and through the potential licensing of its developed business arrangements. There can be no assurance that the Company will raise sufficient capital to fund its proposed operations and the Company's failure to obtain adequate financing may jeopardize its existence. The Company has generated revenues of approximately $66,900 during the fiscal year ended September 30, 1999. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

     The Company's principal office is located at 5922-B Farnsworth Court, Carlsbad, California 92008, and its telephone number is (760) 918-1860. The Company's home page on the Internet can be located at http://bugsatwork.com.

Business Development

     The Company was incorporated in the State of Colorado on December 7, 1984 under the name "Venture Funding Corporation" and has been engaged in a variety of operations since inception. The Company amended its Articles of Incorporation in June 1993 to change its name to Global Venture Funding, Inc. The Company amended its Articles of Incorporation in May 1998, changing its name to U.S. Microbics, Inc. and its stock trading symbol on the Over-The-Counter Bulletin Board to "BUGS." The Company's fiscal year ends on September 30.

     The Company has six wholly-owned subsidiaries:

     *    XyclonyX;
     *    West Coast Fermentation Center ("WCFC");
     *    Sub Surface Waste Management, Inc. ("SSWM");
     * Sol Tech Corporation, d.b.a. Wasteline Performance Corporation ("Sol Tech");
     *    Bio-Con Microbes ("Bio-Con"); and
     *    Applied Microbic Technologies, Inc. ("AMTI").

     WCFC's primary business is to cultivate microbial cultures that are to be sold to other subsidiaries of the Company. SSWM's business is to assemble and sell Bio-RaptorTM and hydrocarbon treatment products using technology licensed from XyclonyX. Sol Tech and Bio-Con are companies formed to service the waste treatment and agriculture markets, respectively. AMTI intends to sell products to oil and gas operators that use microbial blends that are specially formulated for Microbially Enhanced Oil Recovery (MEOR). The Company's strategy is to maintain the Microbial Technology formulas with the technology experts at XyclonyX, produce the microbe blends and formulations in its WCFC fermentation facility and utilize sales subsidiaries to sell and license the microbe solutions to targeted customers.

     The Company intends to obtain private financing for additional equity to provide working capital for current overhead costs as well as to finance startup costs for its wholly-owned subsidiaries and to fund potential acquisitions.

Item 1. Description of Business

Organizational Structure

     The Company has developed an organizational structure of multiple corporations for the purpose of segmenting its operations into distinct units for proprietary microbe or "bug" production, research and development ("R&D"), licensing and patent protection and the intended sale and licensing of microbial products to specific market segments. As the public holding company, the Company intends to coordinate the deployment of the Microbial Technology to its subsidiaries that in turn will license the technology and sell products to end users. Several of the Company's subsidiaries utilize corporate names that have been used successfully by predecessor companies selling the Microbial Technology.

     The Company and its subsidiaries are described more fully below:

U.S. Microbics, Inc.

     The Company intends to orchestrate profitably the operations of its subsidiaries and to provide administrative functions at beneficial economies of scale. The Company initially intends to acquire the capital needed to fund the production plant, to acquire the necessary personnel and facilities and to operate the individual subsidiaries. The Company then intends to allocate its resources among the subsidiaries so that they can operate profitably within the organizational structure. The Company also will provide to its subsidiaries public relations, accounting, legal, human resources, capital acquisition and merger and acquisition services.

West Coast Fermentation Center

     WCFC manufactures microbial blends by using fermentation technology, powder blending techniques and combinatorial liquifaction including microbial blends for the Remediline(TM), Wasteline(TM) and Bi-Agra(TM) product lines. WCFC intends to build a larger microbe laboratory, pilot plant and quality control center to meet projected production demands in fiscal year 2000 if additional funds are generated from sales and/or equity/debt funding.

XyclonyX

     XyclonyX intends to research, develop, formulate, protect, apply, acquire, license and transfer its technologies, consisting of patents, proprietary knowledge, products, processes and personnel, in the environmental, petrochemical, agriculture and waste treatment marketplaces. XyclonyX has developed a formulation for mass producing proprietary microbial blends in liquid and powder forms that the Company believes is highly concentrated, cost effective and difficult to replicate.

Sub-Surface Waste Management, Inc.

     SSWM intends to license patented Bio-Raptor(TM) processes, hydrocarbon microbial blends (Remediline(TM)) and associated technical services to solve customer environmental problems within the United States. SSWM has delivered microbial blends to remove hydrocarbons from soil and has successfully demonstrated crude oil bioremediation at an oil refinery in Southern California. SSWM is working with environmental consultants, remediation contractors, and commercial developers to place the Bio-Raptor(TM) into commercial operation as either a transportable unit or as a fixed unit in a soil-recycling center. SSWM also has successfully demonstrated the Bio-Raptor(TM) in greenwaste and composting applications with typical processing times that are substantially faster than processing using natural conversion. SSWM has licensed the sales and marketing of the transportable Bio-Raptor(TM) to Builders Referral Inc. Sales to the soil recycling centers are performed by in-house sales personnel in conjunction with third-party joint venture partners that are experienced in government relations and external project financing. SSWM also has developed a bioremediation training course for use by new licensees and Bio-Raptor(TM) users.

Sol Tech Corporation

     Sol Tech has delivered limited quantities of waste treatment and odor control products (Wasteline(TM)) to customers in the hospitality, energy generation, restaurant and assisted living markets. Sol Tech also has provided technical support services to customers in these markets. The Company has submitted sales proposals for municipal waste treatment in California and Florida, prison system use in Texas, municipal solid waste treatment in Massachusetts and composting use in Central California. In addition, Sol Tech has developed a training course for customer support and training for new licensees of waste treatment and odor control products.

Bio-Con Microbes, Inc.

     Bio-Con has delivered limited quantities of Bi-Agra(TM) products to customers in the United States for agricultural uses, including animal manure remediation, greenwaste compost applications and bio-dynamic soil amendments for vineyards, and has provided related technical support services. Bio-Con intends to generate sales and support for customers with agricultural operations. In addition, Bio-Con will need to implement a customer support and training program as the number of new licensees and customers increases.

Applied Microbic Technology, Inc.

     AMTI intends to license customers in the United States to use microbial blends that are specially formulated for Microbially Enhanced Oil Recovery
(MEOR) and provide related technical support services.

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

     The SSWM Bio-Raptor(TM) is a patented bioremediation shredder, sprayer and conveyor system for the cleanup of hydrocarbon contaminated soils. It treats soil contamination on-site, reducing costs, increasing material treatment surface area and aeration, reducing retention time, and lowering potential liability through on-site treatment and the elimination of risks relating to contaminant transportation and site downtime. The Bio-Raptor(TM) consists of the Microbial Application System(TM) (MAS) which is comprised of the sprayer, pump and activation system, and a separate shredder and conveyor system. The MAS can be adapted to existing shredder/conveyor systems of prospective customers.

     In addition to the above ground Bio-Raptor(TM) process, the Company offers in-situ treatment for hydrocarbon reduction, a process that does not require soil excavation. The in-situ and Bio-Raptor(TM) processes for waste decomposition use non-genetically-engineered blends of naturally-occurring microbes, which are effective in hard-to-reach contaminated areas and/or environmentally sensitive locations.

     The Company's blends and bioprocessing treatment systems also are available for agricultural yield enhancement, odor control, waste pretreatment and stabilization, sewer/drain preventive maintenance, and fly control for dairies and feedlots and feedlot waste cogeneration. The Company also offers a drain maintenance and grease trap program for restaurants, hotels, resorts and the hospitality industry. With the current emphasis on water and resource conservation, another application involves algae control for decorative ponds and golf course lakes and the use of reclaimed water for site irrigation.

Customer Profile

     The Company plans to license its technology and sell its products to customers that previously utilized the Microbial Technology in the bioremediation, agricultural and waste treatment industries. The Company believes that many customers require natural solutions for "better-faster-cheaper" waste treatment, increased food production and lower water and natural resource consumption. The Company further believes that future customers could include contractors, insurance companies, petrochemical manufactures, land fill operators, farmers, nurseries, food processors, restaurants, municipalities, state and federal governments, golf courses, water districts, fisheries, banks and financial institutions.

     The Company has shipped (through December 1999) products to customers in diverse industries such as hospitality (restaurant and hotel), wine (vineyard growth), oil refinery (crude oil bioremediation), and assisted living (odor control).

Technology Overview

     Product Lines. The Company currently has four product lines that are defined in the following table:

        Product Line           Description of Typical Use
        ------------           --------------------------

        Bio-Raptor(TM)      Bio-Raptor(TM) and Microbial Application System(TM)
        Wasteline(TM)       Anaerobic and Aerobic Waste Treatment Products
        Remediline(TM)      Hydrocarbon Treatment Products
        Bi-Agra(TM)         Agricultural, Aquaculture and Mariculture Treatment
                              Products, Biological
                            Pesticides, Bio-Dynamic Products


     Patents. The process patents to be licensed by XyclonyX include the following: decontamination of hydrocarbon contaminated soil - U.S. patent #5,039,415; and oil contamination clean up by use of microbes and air--U.S. patent 5,334,533. XyclonyX also owns the Australian patent #652103 entitled "Decomposition of Hydrocarbon Contaminated Soil."

     Culture Collection. The Company, through XyclonyX, has the rights to use a culture collection developed by George M. Robinson and Mery C. Robinson during the past 30 years. The proprietary culture collection consists of 30 microbes that are combined into unique consortiums to solve particular environmental problems, increase agricultural production, reduce water consumption or increase oil production. The unique collection of microbes and the specific combinations of bacteria comprise the products to be manufactured by WCFC.

     Research and Technical Notes. The research and technical notes of George M. Robinson consist of 30 years of theoretical and empirical research leading to the successful formulae for microbe separation, ultra-high yield fermentation, consortium formulations for specific problem solving tasks, long term storage of microorganism and completion of field-successful applications.

     Research and Development. During each of the last two fiscal years, the Company has incurred minimal R&D expenditures relating to its activities for microbial blends and associated processes.

Market Segments Targeted

     The Company has identified the following nine market segments in which its product lines have been sold successfully by predecessor companies. The Company and its subsidiaries plan to sell products to the same market segments.


----------------------------------------------------------------------------------------------------------------------------
                                                                            Product Line Series Designation
----------------------------------------------------------------------------------------------------------------------------
Market                Description                         Bio-Raptor(TM)    Remediline(TM)      Wasteline(TM)    Bi-Agra(TM)
----------------------------------------------------------------------------------------------------------------------------
Commercial-R          Retail Customer Outlets                                      X                  X                 X
----------------------------------------------------------------------------------------------------------------------------
Commercial-W          Wholesale to Commercial                                      X                  X                 X
                      Accounts
----------------------------------------------------------------------------------------------------------------------------
Industrial            Industrial Accounts                      X                   X                  X                 X
----------------------------------------------------------------------------------------------------------------------------
Municipal             City, State and Federal                  X                   X                  X                 X
                      Governments
----------------------------------------------------------------------------------------------------------------------------
Agricultural          Food/Non-Food Growers                    X                   X                  X                 X
----------------------------------------------------------------------------------------------------------------------------
Manufacturing         Food Processors, Lumber,                                     X                  X                 X
                      Textile
----------------------------------------------------------------------------------------------------------------------------
Military              Armed Services                           X                   X                  X                 X
----------------------------------------------------------------------------------------------------------------------------
Healthcare            Hospitals, Clinics,                                          X                  X                 X
                      Surgi-centers
----------------------------------------------------------------------------------------------------------------------------
Energy                Oil & Gas Operators                      X                   X                  X                 X
----------------------------------------------------------------------------------------------------------------------------

Human Resources

     As of January 10, 2000, the Company had 20 full-time employees and 9 full-time and part-time consultants, for a combined total of 29 employees and consultants. The Company's personnel are employed as follows: 5 in administrative functions; 17 in production support and manufacturing; 2 in promotion; and 5 in sales. During fiscal year 2000, the Company intends to hire additional consultants and employees in the areas of manufacturing, administration, sales and marketing, and customer support. In particular, the

Company must recruit qualified personnel for key positions in its microbial manufacturing and sales operations, including qualified personnel for product management, quality control functions, web design and maintenance, and experienced sales consultants. The Company's failure to effectively recruit, hire, train and manage qualified personnel could have a material adverse effect on its business, financial condition and results of operations. See "Risk Factors--Dependence on Key Personnel."

Technical Advisory Group

     XyclonyX has assembled the following team of technical advisors to assist with its operations:

     * Kary Mullis, Ph.D.--Nobel Laureate, inventor/biochemist, recognized expert of the PCR (Polymerase Chain Reaction) technology;

     * Robert B. "Jones" Grubbs, Ph.D.--bioaugmentation expert and President and CEO of Solmar Corporation, a leading marketer of biologicals to municipalities and industry located in Vista, California;

     * Zak Hassanian, Ph.D.--recognized expert in industrial-scale biological fermentation, manufacturing and production and President and CEO of Prima Pharma, a pharmaceutical biotechnology reagent company;

     * Dominic Colasito, Ph.D.--microbiologist and co-patent holder of Bio-Raptor(TM) with extensive fermentation and field application experience; and

     * Jack Smith--co-patent holder of Bio-Raptor(TM) with extensive field experience in microbial bioremediation for various applications including agricultural use.

Sales and Marketing

Marketing and Licensing

     The Company believes that it is well positioned to exploit numerous market opportunities through a controlled licensing and microbial production program. This program will allow the Company to direct resources to research and marketing rather than to heavy equipment manufacturing.

Marketing Plan

     The Company's marketing plan employs several strategies:

     Direct Sales by the Company's Employees. The Company's marketing personnel have identified, contacted and shipped products to U.S.-based companies in the oil refining, waste treatment, hospitality, wine and agricultural industries. The Company sells a technology-licensing package to interested companies, using exclusive and non-exclusive agreements depending upon the technology and geographic area licensed.

     Independent Distributors. Independent distributors specialize in specific vertical markets where products based on the Microbial Technology augment existing distributed products. As an additional revenue source, the Company will distribute the products based on the Microbial Technology under territory licenses and sell them at wholesale to distributors.

     Internet Commerce. The Company currently uses the Internet for distributing information about its products and application results. The Company currently plans to offer certain products via the Internet directly to end-users and consumers in fiscal year 2000.

     Other. The Company intends to engage in direct advertising, professional conference participation and humanitarian support of environmentally responsible projects. The Company has placed advertising in various trade publications and has participated in Brownfield conferences, and was a co-sponsor of the In situ and Onsite Bioremediation Symposium in 1999. In addition, the Company's products have been showcased in Waste Treatment Technology News, Landscape Contractor Magazine, San Diego Business Journal and the San Diego Daily Transcript.

Future Market Opportunities

     The Company plans to build sales both geographically and along product lines through two strategies. First, the Company plans to generate sales of its proposed products and services based on the Microbial Technology in as many countries and product lines as possible. Second, the Company intends to develop additional technologies based on its existing technology and market such technologies to existing and new customers.

Key Benefits

     The Company intends to provide profitable niche opportunities for various companies in the bioremediation, petroleum production, hazardous/toxic waste reduction, municipal waste, landfill mitigation, agricultural and aqua/mariculture markets. The Company believes that the key benefits of its products and services based on the Microbial Technology include:

     * proprietary mass production techniques that can be used in third world countries;

     *    high "bug density count" offering efficient products;

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

     The Company believes that the foregoing benefits affect significantly replacement, retrofit and new applications in its identified markets. In addition, if new applications in prospective markets become economically feasible, then the Company will offer these applications to companies that wish to exploit such opportunities. The Company believes that the products and services based on the Microbial Technology, when licensed and offered by the Company, will combine well with recent technological developments that have focused on micro-miniaturization, low energy/high efficiency requirements and environmentally friendly and high profit relationships.

Strategic Alliances

     During fiscal year 1999, the Company entered into a sales and marketing association with Builders Referral Inc., a network of contractors that will assist the Company in marketing its products to customers in the contracting industry. In addition, during the first quarter of fiscal year 2000, the Company announced that it will enter into a series of joint ventures with LG Enterprises to engage in a number of bioremediation businesses and initiatives. The Company also announced a strategic alliance with Manufacturers Direct Services, a marketing and distribution company, which will assist the Company in marketing its products to new customers. The Company also has signed a letter of intent with Commercial Foody's Ltda. for distribution of its Wasteline(TM) products in Chile. The Company believes that these alliances may provide endorsements for the Microbial Technology, technical validation and measurement of its applications and financial rewards for the involved parties in terms of licenses and technology exploitation.

Endorsements

     The Company is engaged in educational and advocacy-building activities that it believes will lead to professional, educational, business environmental and utility-provider endorsements. The Company believes that these entities will endorse its products and services as they are further introduced to the merits of the Microbial Technology under development, its wide application potential and related environmental and energy production enhancement and cost savings.

Predecessor Companies Customer Base

     The predecessor companies of Bio-Con, AMTI and SSWM had customers in the agricultural, aquaculture, municipal, financial, energy, military and commercial market segments. The Company intends to renew these contacts and pursue orders from these customers.

Manufacturing

     The Company opened its new facility for the production of microbial blends in September 1998 and commenced shipments and inventory buildup in December 1998. During fiscal year 1999, the Company expanded its manufacturing capacity to supply the potential demand for its products at its leased facility located in Carlsbad, California. The Company also shipped products for waste treatment, odor control, bioremediation and agricultural use during fiscal year 1999.

     The Company may continue third-party outsourcing arrangements for the manufacture and supply of certain products and/or components to augment its internal manufacturing capacity. The Company currently performs fermentation, blending, packaging and shipping activities at its Carlsbad facility. The Company's development of its internal manufacturing capacity depends in large part on its ability to raise sufficient capital for this purpose. There can be no assurance, however, that the Company will raise sufficient capital or that it will develop adequate manufacturing capacity, the failure of either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Licenses

     XyclonyX has granted exclusive marketing licenses to its sister subsidiaries for use of the Microbial Technology in the United States. These licenses were granted to Bio-Con (agriculture and aqua/mariculture), SSWM (Bio-Raptor(TM)), and Sol Tech (sewage treatment). A U.S. manufacturing license was granted to WCFC. The MEOR technology was licensed to AMTI during fiscal year 1999.

Environmental Matters

     The U.S. Environmental Protection Agency classifies the Company's "bugs" as "GRS" or "generally regarded as safe." In addition, the Company believes that its operations currently comply in all material respects with applicable federal, state and local laws, rules, regulations and ordinances regarding the discharge of materials into the environment. The Company does not believe that such compliance will have a material impact on its capital expenditures, future earnings and competitive position. No material capital expenditures for environmental control facilities presently are planned. Although the environmental technology opportunities are numerous and the Company has shipped products and has licensed its technology, the ability to finance, build and profitably manufacture the microbial blends has not yet been achieved. The Company's failure to operate such a plant in a profitable manner could materially affect the financial results and the amount of capital required to operate the business in the future.

Government Approvals

     The Company is not aware of any additional government approvals that are needed for its products or services other than permits associated with the use of the Bio-Raptor(TM) on a specific site. These permits may include a conditional use permit (to compost or treat contaminated soil), and permits for water usage, air quality, and toxic substances (to be treated). The lead-time for permits can vary from several weeks to a year or more depending on site-specific circumstances. These lead times may prevent the Company from delivering Bio-Raptors(TM) on a timely basis for specific site applications including soil recycling centers and/or transportable Bio-Raptor(TM) applications.

                                  RISK FACTORS

     An investment in the Common Stock involves a high degree of risk. In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "plan," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should review carefully various risks and uncertainties identified in this Report, including the matters set below and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

     Startup Company/History of Losses/Uncertain Profitability. The Company and its subsidiaries are startup companies with a business plan based on the Microbial Technology and one year of operating experience. The Company has experienced annual operating losses and negative operating cash flow since its incorporation in 1984. As of September 30, 1999, the Company had an accumulated deficit of $6,640,100. In addition, the Company generated no revenues during fiscal year 1998, and has reported revenues of $66,900 for fiscal year 1999. The Company will need to raise additional capital to continue as a going concern. The Company's auditors have indicated uncertainty concerning the Company's ability to continue as a going concern.

     Accordingly, there can be no assurance that the Company and its subsidiaries will commercialize successfully any products and services based on the Microbial Technology or manage the related manufacturing, marketing, sales, licensing and customer support operations in a profitable manner. In particular, the Company's prospects must be considered in light of the problems, delays, expenses and difficulties encountered by any company in the startup stage, many of which may be beyond the Company's control. These problems, delays, expenses and difficulties include, but are not limited to, unanticipated problems relating to product development and formulation, testing, quality control, production, inventory management, sales and marketing and additional costs and competition, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company's proposed products and services, if fully developed, can be successfully marketed or that the Company will ever achieve significant revenues or profitable operations.

     The Company's ability to become profitable will depend on a variety of factors, including the following:

     *    The price, volume and timing of product sales;

     * Variations in gross margins on the Company's products, which may be affected by the sales mix and competitive pricing pressures;

     * Regulatory approvals for using the Company's bioremediation products, including permitting soil recycling center sites, water quality permits, air quality permits, and other permits as required by particular jurisdictions;

     * Changes in the Company's levels of research and development, including the timing of any demonstration projects for regulatory approval; and

     *    Acquisitions of products, technology or companies.

     The Company's long-term success also will be affected by expenses, difficulties and/or delays encountered in developing and commercializing microbial technology, competition, and the often burdensome environmental regulations associated with permitting hydrocarbon remediation sites.

     Significant Capital Requirements; Need for Working Capital and Additional Financing. Since August 1997, the Company has focused its efforts on developing its business in the environmental biotechnology sector. The Company will be required to raise additional capital to implement fully its business plan and establish adequate manufacturing, marketing, sales, licensing and customer support operations. There can be no assurance that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing Common or Preferred Stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to successfully obtain additional future funding may jeopardize the Company's ability to continue its business and operations.

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

     International Distribution May Exploit Product Without Compensation To The Company. When the Company ships to foreign distributors, they may try to reverse engineer the microbial technology and exploit it without compensating the Company. They may set up manufacturing and distribution operations that could compete unfairly against the Company with lower prices and/or broader distribution. There is no assurance that the Company will be able to protect ourselves against such events.

     The Company May Not Be Successful In Its International Sales Activities, Which Could Adversely Affect the Company's Growth. The Company's international sales will be limited if the Company is unable to establish and maintain relationships with international distributors and customers. Even if the Company increases its international sales efforts, the Company cannot be certain that the Company will increase demand for its products in these markets. The Company's international operations are subject to a number of risks, including:

     *    Market acceptance;

     *    Environmental laws;

     *    Longer sales cycles;

     *    Difficulty in collecting accounts receivable;

     *    Political and economic instability;

     *    Reduced protection of intellectual property rights;

     * Protectionist laws and business practices that favor local competition;

     *    Dependence on local vendors; and

     *    Foreign language barriers.

     In addition, because the Company intends to market its products internationally, a portion of its expected international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in the foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and therefore less competitive in foreign markets.

     Ability To Comply With Environmental Laws And Regulations. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. The Company currently maintains a supply of several hazardous materials at its facilities. While the Company currently meets these environmental requirements, there is no assurance that future laws and regulations could impose significant compliance costs. In the event of an accident, the Company could be held liable for any resulting damages that result and the liability could exceed its resources. In addition, the use of the Company's Bio-Raptor(TM) requires permits to treat contaminated soil. Permit issues may delay the implementation and installation of the Company's products, including the Bio-Raptor(TM).

     Ability to Manage Growth. The Company intends to pursue a strategy of rapid growth, and plans to expand significantly its manufacturing capability and devote substantial resources to its marketing, sales, administrative, operational, financial and other systems and resources. Such expansion will place significant demands on the Company's marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, the Company's performance and profitability will depend on the ability of its officers and key employees to (i) manage its business and its subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain service quality controls, and (v) attract, train, retain, motivate and manage effectively its employees. There can be no assurance that the Company will integrate and manage successfully new systems, controls and procedures for its business, or that its systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support its projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively its employees could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company may incur substantial expenses identifying, investigating and developing appropriate products and services based on the Microbial Technology in the global environmental, manufacturing, agricultural, natural resource and other potential markets. There can be no assurance that any expenditures incurred in identifying, investigating and developing such products and services will ever be recouped.

     Competition. The Company likely will face intense competition from other environmental biotech companies, virtually all of which can be expected to be have longer operating histories, greater name recognition, larger installed customer bases and have significantly more financial resources, R&D facilities and manufacturing and marketing experience than the Company. There can be no assurance that developments by the Company's current or potential competitors will not render the Company's proposed products or services obsolete. In addition, the Company expects to face additional competition from new entrants into its targeted industry segments. As the demand for products and services based on the Microbial Technology grows and new markets are exploited, the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services. Although the Company believes that it has certain technical advantages over certain of its competitors, including, without limitation, the development of technological innovations that will make Bio-Raptor(TM) and the use of its microbial blends more economical and efficient than other bioremediation methods, maintaining such advantages will require a continued high level of investment by the Company in R&D, marketing, sales and customer support. There can be no assurance that the Company will have sufficient resources to maintain its R&D, marketing, sales and customer support efforts on a competitive basis, or that the Company will be able to make the technological advances necessary to maintain a competitive advantage with respect to its products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

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

     Limited Service and Manufacturing Facilities. The Company's future performance will depend to a substantial degree upon the Company's ability to manufacture, market and deliver the products and services based on the Microbial Technology in an efficient and profitable manner. In this regard, the Company has leased production facilities for its Microbial Products operation (the "Facility"), and has partially implemented its manufacturing operations at the Facility. However, the Company has no prior experience in maintaining a Facility that will manufacture the Company's products in the quantities required for profitable operations. Accordingly, there can be no assurance that the Company will be able to complete the Facility in a timely manner, that the cost of completing the Facility will not exceed management's current estimates, that the Facility's capacity will not exceed the demand for the Company's products or that such additional capacity will achieve satisfactory levels of manufacturing efficiency in a timely manner or at a level of quality control that meets competitive demands. In addition, the implementation of the Company's manufacturing operations at the Facility presents risks that, singly or in any combination, could have a material adverse effect on the Company's business, financial condition and results of operations. These risks include, but are not limited to, production delays associated with products based on the Microbial Technology, unavailability of required capital equipment and qualified personnel, raw material shortages, higher-than-expected overhead or operational costs, lack of sufficient quality control over the products and order backlogs. In addition, the Company's development of its internal manufacturing capacity will depend in large part on its ability to raise sufficient capital for this purpose. There can be no assurance, however, that the Company will develop adequate manufacturing capacity or raise sufficient capital, the failure of either of which could have a material adverse effect on the Company's business, financial condition, results of operations and possibly on the Company's relationships with its customers. The Company may consider third-party outsourcing arrangements for the manufacture and supply of certain products during the period in which the Company expands its internal manufacturing capacity. These outsourcing arrangements are subject to various risks, including, without limitation, production delays or interruptions, inferior product quality, misappropriation of trade secrets and lower profit margins.

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

     Fluctuations in Quarterly Results. As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods in which to base its planned operating expenses. The Company's expense levels are based in part on its projections as to future revenues that are expected to increase. It is anticipated that as the Company matures, the Company's sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others: (i) the volume, timing of, and ability to fulfill customer orders; (ii) the demand for the Company's products and services; (iii) the number, timing and significance of product enhancements and new product introductions by the Company and its competitors; (iv) changes in the pricing policies by the Company or its competitors; (v) changes in the level of operating expenses; (vi) expenses incurred in connection with the Company's plans to fund greater levels of sales and marketing activities and operations, develop new distribution channels, broaden its customer support capabilities and continue its R&D activities; (vi) personnel changes; (vii) product defects and other product or service quality problems; and (viii) general domestic and international legal, economic and political conditions. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operation.

     Dependence on Technological Developments. The markets for the Company's products and services based on the Microbial Technology are generally characterized by rapid technological change and are highly competitive with respect to timely innovations. Accordingly, the Company believes that its ability to succeed in the sale of its products and services will depend significantly upon the technological quality of its products and services relative to those of its competitors, and its ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. In particular, the Company's future success is dependent upon its Bio-Raptor(TM), Remediline(TM), Wasteline(TM) and Bi-Agra(TM) product lines, each of which is new and has not achieved market acceptance. In order to develop such new products and services, the Company will depend upon close relationships with existing customers that previously utilized the Microbial Technology in the bioremediation, agricultural and waste treatment industries, and the Company's ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that the Company's customers will provide the Company with timely access to such information or that the Company will be able to develop and market its new products and services successfully or respond effectively to technological changes or new product and services of its competitors. In addition, there can be no assurance that the Company will be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on its business, financial condition and results of operations.

     Uncertain Protection of Intellectual Property. Although the Company relies on patent, trademark, trade secret and copyright protection to protect its technology, the Company believes that technological leadership in the Microbial Technology will be achieved through additional factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, the Company's ability to compete effectively depends in part on its ability to develop and maintain proprietary aspects of its technology, such as those patents currently licensed by the Company's subsidiary, XyclonyX. There can be no assurance, however, that any future patents will be granted or that any patents will be valid or provide meaningful protection for the Company's product innovations. In addition, the laws of some foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" the Company's products, or, if patents are issued to the Company, design around such patents. The Company also relies upon a combination of copyright, trademark, trade secret and other intellectual property laws to protect its proprietary rights by entering into confidentiality or license agreements with its employees, consultants and vendors, and by controlling access to and distribution of its technology, documentation and other proprietary information. There can be no assurance, however, that the steps taken by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide a competitive advantage to the Company. Any such circumstance could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company is not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that it will not become so involved in the future or that its products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and subject the Company to significant liabilities to third parties, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also relies on certain technology which it licenses from third parties, including the Microbial Technology which is integrated with internally developed products and used in the XyclonyX product line to perform key functions. There can be no assurance that the patents underlying such third party technology licenses will continue to remain unchallenged or that the Company will not have to defend them, along with the licensors, to continue their commercial viability to the Company. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments which could materially adversely affect the Company's business, financial condition or results of operations.

     The Company may not be able to protect its tradenames and domain names against all infringers, which could decrease the value of its brand name and proprietary rights. The Company currently holds the Internet domain name

"bugsatwork.com" and the Company uses "U.S. Microbics" as a tradename. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superceded, in some cases, by laws, rules and regulations governing the registration of tradenames and trademarks with the United States Patent and Trademark Office and certain other common law rights. If the domain registrars are changed, new ones are created or the Company is deemed to be infringing upon another's tradename or trademark, then the Company could be unable to prevent third parties from acquiring or using, as the case may be, its domain name, tradenames or trademarks, which could adversely affect its brand name and other proprietary rights.

     Concentration of Stock Ownership. The Company's existing directors, executive officers, and their respective affiliates are the beneficial owners of approximately 73.46% of the outstanding shares of Common Stock and common stock equivalents (convertible Preferred Stock and stock options). As a result, the Company's existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

     These shareholders may have interests that differ from other shareholders of the Company, particularly in the context of potentially beneficial acquisitions of the Company. For example, to the extent that these shareholders are employees of the Company, they may be less inclined to vote for acquisitions of the Company involving termination of their employment or diminution of their responsibilities or compensation.

     The Trading Price of the Company's Common Stock May Decrease Due to Factors Beyond the Company's Control. The trading price of the Common Stock is subject to significant fluctuations in response to numerous factors, including:

     *    Variations in anticipated or actual results of operations;

     * Announcements of new products or technological innovations by the Company or its competitors;

     *    Changes in earnings estimates of operational results by analysts;

     *    Results of product demonstrations.

     *    Inability of market makers to combat short positions on the stock;

     * Inability of the market to absorb large blocks of stock sold into the market;

     * Developments or disputes concerning the Company's patents, trademarks or proprietary rights; and

     *    Comments about us or the Company's markets posted on the Internet.

     Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. If the Company's shareholders sell substantial amounts of their common stock in the public market, the price of the Company's common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price the Company deems appropriate.

     The Company's business may be harmed if it becomes subject to securities class action litigation. In the past, following periods of volatility in the market price of a Company's Common Stock, securities class action litigation has been brought against the issuing company. This type of litigation could be brought against us in the future. The litigation could be expensive and divert management's attention and resources, which could adversely affect the Company's business and results of operations whether or not the Company's defense is successful. If the litigation is determined against us, then the Company could be subject to significant liabilities.

     We have a shareholder derivative suit proceeding pending which, if decided against us, could require a substantial cash payment or repurchase of stock from the market. We have been sued by James A. Merriam in a shareholder derivative suit. We intend to defend the suit vigorously. However, the litigation process is inherently uncertain and we may not prevail. The Company's defense of this litigation, regardless of its outcome, has and will continue to consume management and financial resources. If we do not prevail, we could be subject to material financial liabilities. See "Legal Proceedings."

     Uncertainty of Conversion Effects. Within the next 24 months from the date of this Report, the holders of a majority of the Company's Preferred Stock and certain warrant and option holders will have the right to convert their respective interests into approximately 9,285,976 shares of Common Stock. In the event that such holders of Preferred Stock, warrants and options exercise their conversion rights, the holders of the Common Stock then issued and outstanding may experience immediate and substantial dilution in the net tangible book value of their shares if earnings and other factors do not compensate for the increased number of shares of such Common Stock.

     Limited Public Market. The Common Stock currently is traded on the OTC Bulletin Board, which is generally considered to be a less efficient market than national exchanges such as NASDAQ. Consequently, the liquidity of the Company's securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the new media's coverage of the Company, if any, and lower prices for the Company's securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of the Company's Common Stock as well as on the selling price for such shares. In addition, the market price of the Company's Common Stock may be significantly affected by various additional factors, including, but not limited to, the Company's business performance, industry dynamics or changes in general economic conditions.

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

Item 2. Description of Property

     Since September 1998, the Company has occupied 22,000 square feet of manufacturing and administration office space in the Carlsbad Research Center in Carlsbad, California. The Company has a five-year lease commitment with a five-year option and a right of first refusal on adjacent space. The Company believes that this facility should provide adequate space for the next three years, at which time one or more of the subsidiaries may have to relocate to other space.

Item 3. Legal Proceedings

     In March 1999, the Company was served with a shareholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al, Marin County Superior Court, Case No. 991288. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. The Company has formed a special independent committee of the Board of Directors to investigate these claims. The Company has engaged outside legal counsel to represent it in this matter and intends to vigorously defend this action. Although management believes the lawsuit to be without merit, an unfavorable ruling would have a material adverse impact on the Company's financial position and results of operations.

     On December 16, 1999, Extec USA, Inc. filed a lawsuit against the Company in the Riverside County Superior Court, Case No. 336732. This lawsuit asserts that the Company failed to pay the full purchase price for certain shredding equipment. The Company intends to vigorously defend this action. Although management believes the lawsuit to be without merit, an unfavorable ruling would have a material adverse impact on the Company's financial position and results of operations.

     On December 17, 1999, Red Mountain Pacific, LLC filed a lawsuit against the Company in the San Diego County Superior Court, Case No. N002193. This lawsuit asserts that the Company failed to pay the full rental price for certain equipment. The Company intends to negotiate a payment schedule with the plaintiff. Unsuccessful negotiations would have a material adverse impact on the Company's financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during year ended September 30, 1999.

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

                                      Bid and Ask Prices
Period Ending                             High Close                 Low Close
------------------                    ------------------             ---------
December 31, 1999                            $3.38                     $1.56
September 30, 1999                           $3.88                     $2.75
June 30, 1999                                $4.81                     $3.00
March 31, 1999                               $5.44                     $3.63
December 30, 1998                            $4.87                     $0.91
September 30, 1998                           $1.94                     $1.06
June 30, 1998                                $2.47                     $1.22
March 31, 1998                               $2.03                     $1.33
December 31, 1997                            $2.06                     $0.13


     The approximate number of registered certificate holders in each class of stock as of January 10, 2000 is as follows: Common Stock: 6,613,836; Series II
Preferred: 16,711; Series B Preferred: 13,613; Series C Preferred: 44,519; Series D Preferred: 5,725.

Dividends

     The Company has not paid cash dividends on its Common Stock and has no present plans to do so. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements, and earnings, if any, of the Company, as well as other factors which the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

     Between October 1 1997 and September 31, 1999, the Company issued and sold the following unregistered securities, all of which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), because the subject transactions involved non-public offerings exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder:

     During February 1997, the Company sold 14,400 shares of Common Stock with warrants to purchase an additional 9,350 shares of Common Stock at $60 per share pursuant to a private placement offering. The net proceeds to the Company after issuing costs were $225,600.

Common Stock Transactions

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

     During November, 1998, the Company issued 5,000 shares of common stock in exchange for various services. The exchanges were valued at approximately $1.00 per share.

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

     During fiscal year 1998, the Company sold 12,225 shares of Series C Preferred Stock at prices ranging from $50 to $100 per share pursuant to a private placement offering. The net proceeds to the Company after issuing costs were $780,100. The shares of Series C Preferred Stock issued during fiscal year 1998 are convertible into 1,222,500 shares of Common Stock.

     During November 1997, the Company issued 7,000 shares of Series D Preferred Stock to the President of the Company and 7,000 shares of Series D Preferred Stock the Executive Vice President of the Company in lieu of cash salary payments. The issued shares were valued at approximately $10 per share, and each such share of Series D Preferred Stock is convertible into 100 shares of Common Stock.

     During December 1997, the Company issued 920 shares of Series C Preferred Stock to various creditors in exchange for debt owed by the Company in the amount of $52,800. The issued shares were valued at approximately $57 per share, and each such share of Series C Preferred Stock is convertible into 100 shares of Common Stock.

     During May 1998, the Company issued 500 shares of Series D Preferred Stock to the Company's President, and 500 shares of Series D Preferred Stock to the Company's Executive Vice President, and 200 shares of Series D Preferred Stock to the Company's Vice President in lieu of cash salary payments. These issued shares were valued at approximately $20 per share, and each such share of Series D Preferred Stock is convertible into 100 shares of Common Stock.

     During April 1997, the Company issued 125 shares of Series C Preferred Stock to two employees in lieu of cash salary payments. These issued shares were valued at approximately $4 per share, and each such share of Series C Preferred Stock is convertible into 100 shares of Common Stock.

     During July 1997, the Company issued 12,500 shares of Series D Preferred Stock to five employees in lieu of cash salary payments. These issued shares were valued at approximately $1 per share, and each such share of Series D Preferred Stock is convertible into 100 shares of Common Stock.

     During December 1998, the Company issued 500 shares of Series D Preferred Stock to the Company's President, and 500 shares of Series D Preferred Stock to the Company's Chief Operating Officer, and 200 shares of Series D Preferred Stock to the Company's Vice President as bonuses. These issued shares were valued at approximately $20 per share, and each such share of Series D Preferred Stock is convertible into 100 shares of Common Stock.

     During March, 1999, the Company issued 1,589 shares of C preferred stock to consultants for services. All exchanges were valued at approximately $75 per share.

     Throughout the year ended September 30, 1999, certain stockholders exercised their preferred stock conversion rights pursuant to which the Company issued 2,387,826 shares of common stock in exchange for cancellation of 4,344 shares of series II preferred stock, 1,946 shares of series B preferred stock, 6,433 shares of series C preferred stock and 16,913 shares of series D preferred stock.

     During July and August 1997, the Company issued 100 shares of Series C Preferred Stock and 4,600 shares of Series D Preferred Stock for finder's fees related to assisting the Company in obtaining financing. these issued shares were valued at approximately $1 per share, and each such share of Series C and Series D Preferred Stock is convertible into 100 shares of Common Stock.

     Throughout the year ended September 30, 1999, the Company sold 29,597 shares of series C preferred stock pursuant to a private placement offering as provided under regulation D of the Securities Act of 1933 related to transactions not involving a public offering. The net proceeds to the Company, after issuance costs, of $206,800, were $1,946,500. Of these sales, 7,950 shares of series C preferred stock were sold subject to stock subscriptions notes receivable. The notes are short term in nature, bear interest at 10 percent per annum, and collateralized by the stock. The Company is currently holding these stock certificates and will release them upon payment of the notes.

     Subsequent to September 30, 1999 the Company has sold 5,870 shares of series C preferred stock at $100 per share pursuant to a private placement offering as provided under regulation D of the Securities Act of 1933 related to transactions not involving a public offering. The net proceeds to the Comany after issuance costs of $24,000, were $563,000.

     In January 2000 the Company signed a term sheet with Swartz Private Equity, LLC of Atlanta, Georgia for up to a $35 million equity line. The term sheet calls for a private equity line for the purchase of the Company's Common Stock, subject to registration and certain other conditions and limited to a percentage of dollar trading volume. On January 27, 2000, the Company issued a Warrant to Swartz for the purchase of up to 250,000 shares of Common stock in connection with the proposed equity line. Of the warrants issued, 100,000 shares of Common stock will be exercisable upon the end of the final document review period, 75,000 shares will be exercisable upon the execution of the equity line documents, and 75,000 shares shall be exercisable upon the earlier of (i) July 10, 2000 or (ii) the date on which the related registration is declared effective. The warrant's exercise price will equal the lesser of (i) the lowest closing bid price for the five trading days prior to January 10, 2000, as subject to an exercise price adjustment set forth in the warrant or (ii) the lowest closing bid price for five trading days prior to the date of execution of all of the equity line documents. There can be no assurance that the Company will enter into a definite agreement with Swartz Private Equity or any other investment entity with respect to the equity line or that the Company will receive any related financing thereto.


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

Overview

     During fiscal year 1999, the Company's efforts were directed to developing its biotechnology product line, fund raising, building organizational infrastructure and the continued construction of manufacturing facilities for production and shipment of microbes for remediation of hydrocarbons, sewage treatment and agriculture applications and for the retrofitting and shipment of the Bio-Raptor(TM). The Company conducted product demonstrations to show the efficacy of the microbial products in hydrocarbon applications, odor control, waste management, manure and greenwaste conversion to compost, and restaurant and hotel applications. A technical support team consisting of hydrocarbon, sewage and agriculture specialists was hired and trained, a catalogue of products was produced in printed and Internet downloadable form, training courses were developed and given for new users and a sales and marketing training program was developed.

     The Company's powder blending facility is now complete and its expected production capacity for its microbial blends is 200,000 units per month. The Company has implemented its in-house fermentation production and is increasing capacity to supply sufficient microbes to meet sales projections for fiscal year 2000.

     The Soil Recycling Center business plan has been developed and defined with specific steps for government permitting, environmental approvals, funding and operations. The Company ran a demonstration center using manure and greenwaste to demonstrate product efficacy, develop operator training techniques, determine Bio-Raptor(TM) operational logistics, manpower requirements, water application and control procedures, and loading, unloading, and land farming and windrow optimization. These results were used in the Signal Hill Petroleum demonstration program that demonstrated bioremediation of heavy crude oil hydrocarbons to non-detectable levels within a six-week time frame.

     The Company does not have an existing backlog of sales orders and has not generated significant sales or revenues to date related to its Microbial Technology. Further, there can be no assurance that projected production and sales volumes or sales prices will be achieved.

Plan of Operations for the Fiscal Year Ending September 30, 2000

     The Company intends to generate revenue during fiscal year 2000 by focusing on sales of its three product lines, Remediline(TM), Wasteline(TM) and Bi-Agra(TM) and the sale of the Bio-Raptor(TM) and related consulting services for microbial application. The Company plans to sell its products to new and existing end-user prospects, to soil recycling center licensees, and through domestic and foreign distributors. Sales of Bio-Raptors(TM) for soil recycling center applications could be limited by land use permit lead times and local permitting for water use, air quality control, and conditional use. The Company also plans to distribute its product through the retail channel via strategic relationships with existing distributors and joint ventures created for domestic and international business.

     With additional equity capital, the Company plans to identify profitable candidates for acquisition where the product lines acquired are complimentary or add new distribution channels, and the companies provide synergistic opportunities for economies of scale.

     The Company intends to raise additional capital to fund operations through September 2000, and anticipates that cash generated from financings and projected revenues will enable it to fulfill cash needs for fiscal year 2000 operations. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company, if at all, or to generate such revenues. There can be no assurance that the Company will receive such financing or generate revenues in the time frame anticipated, if at all.

     If the Company receives sufficient financing or generates significant revenues, then the Company intends to expand its fermentation capacity and sales and marketing efforts during fiscal year 2000. During the first quarter of fiscal year 2000, the Company is building infrastructure (i.e., personnel, procedures and systems) and establishing initial sales and marketing operations. Research and development costs are projected to be under $1,000,000, which will be associated primarily with specific product case study results for generating sales and marketing collateral material. The Company plans to increase the number of employees to approximately 50 by the end of the fiscal 2000.

Results of Operations

Year Ended September 30, 1999 Compared to Year Ended September 30, 1998

     The Company had revenues of $66,900 for fiscal year 1999 compared with no sales revenues during the fiscal year ended September 30, 1998. The Company incurred a net loss of $2,932,500 in fiscal year 1999 compared to a net loss of $1,411,800 in fiscal year 1998. During fiscal year 1999 the Company had limited revenues, but raised capital for its new biotechnology operations, entered its new administration and manufacturing site and increased its personnel in preparation for manufacturing proprietary microbial blends during fiscal year 1999. The Company had no gross profit during fiscal years 1999 and 1998 due to the lack of sales.

     Selling, general and administrative ("SG&A") expenses for fiscal year 1999 totaled $2,775,700 compared to $1,378,200 in fiscal year 1998. SG&A expenses consisted of accounting, legal, consulting, public relations, subsidiary startup and organization and fund raising expenses. SG&A expenses also included non-cash charges from the issuance of stock and stock options in the amounts of $410,100 for fiscal year 1999 and $987,500 for fiscal year 1998, a year-to-year decrease of $(577,400). The remaining SG&A expenses which required cash amounted to approximately $2,365,600 for fiscal year 1999. The Company used stock in lieu of cash to conserve its cash resources.

     Interest expense for fiscal year 1999 was $1,600. Interest expense for fiscal year 1998 was $34,800, consisting of interest associated with notes that were paid down with stock and cash payments during the fiscal year.

     As a result of the above-mentioned expenses, net losses from continuing operations increased from $1,406,200 in fiscal year 1998 to $2,932,500 in fiscal year 1999.

     The Company experienced total net losses of $2,932,500 for the fiscal year ended September 30, 1999 and total net losses of $1,411,800 for the fiscal year ended September 30, 1998. Net loss per share decreased from a net loss per share of $0.78 in fiscal year 1998 to a net loss per share of $0.58 in fiscal year 1999.

     There was no provision for income taxes in either fiscal year 1998 or fiscal year 1999 due to the net operating loss carry forwards from prior years, and the likelihood that the Company would be able to utilize these net operating losses in the future.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $125,400 on September 30, 1999, compared to $316,600 for the prior fiscal year. During the fiscal year 1999, net cash used by operating activities totaled $1,911,200 compared to $381,100 for fiscal year 1998. Operating activities included payments for accounting, legal fees and professional services.

     Net cash provided by financing activities for fiscal year 1999 totaled $1,987,700 compared to $760,500 for the prior fiscal year. Net cash used by investing activities during fiscal year 1999 totaled $267,700 for the purchase of property and equipment. The above cash flow activities provided a net cash decrease of $191,200 during fiscal year 1999 compared to a net cash increase of $314,900 during fiscal year 1998.

     Net working capital (current assets less current liabilities) was a negative $554,800 as of September 30, 1999 and $120,300 as of September 30, 1998. During the twelve months ended September 30, 1999, the Company raised $1,946,500, net of placement fees of approximately $206,800 from private placements of Series C Preferred Stock. The Company will need to continue to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. The Company had long-term debt of $5,300, net of the current portion of $4,900, as of September 30,1999, resulting from a long term equipment lease. There was no long term debt as of September 30, 1998.

     Total Shareholders' (deficit) equity decreased to ($293,100) in fiscal year 1999 from $236,900 in fiscal year 1998. Stock options increased to $963,400 in fiscal year 1999 from $868,800 in fiscal year 1998. Additional paid in capital increased to $6,212,900 in fiscal year 1999 from $3,068,000 in fiscal year 1998.

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

     During fiscal year 2000, the Company projects expenditures for plant and equipment of approximately $5,000,000 and research and development costs of less than $1,000,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with Bio-Raptor(TM) configuration for specific applications. The Company also plans to increase its number of employees to approximately 50 by the end of fiscal year 2000.

Future Funding Requirements

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

Significant Accounting Issues

Accounting Treatment of Discontinued Operations

     On December 30, 1997, the Company formally disposed of its Houston, Texas cellular phone product store. The sale was effective as of October 31, 1997, with the buyer assuming all liabilities for products or services entered into from November 1, 1997 and forward. In accordance with the Financial Accounting Standards Board Emerging Issue Task Force 95-18, when the measurement date for a discontinued operation as defined in APBO No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" occurs after the balance sheet date but before the financial statements for the period have been issued, the estimated loss on disposal should be recognized and the segments operating results should be presented as a discontinued operation in the not yet released financial statements. As such, the estimated loss on disposal was recognized and the operating results were presented as a discontinued operation in the September 30, 1997 financial statements.

Long-Lived Asset Review
-----------------------

     The Company periodically review the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121, during the year ended September 30, 1999, based upon a comprehensive review of the Company's long-lived assets, the Company recorded a charge of $102,300 related to the write-down of a portion of the recorded asset values of the Company's production equipment and leasehold improvements as of September 30, 1999.

Subsequent Events After Fiscal Year 1999

LG Enterprises Joint Venture

     In December 1999, the Company announced that it will establish and operate a jointly-owned company with LG Enterprises and Global Environmental Inc., that will engage in bioremediation businesses and initiatives, including acquiring and bioremediating contaminated properties, establishing and operating soil recycling centers in one or more major U.S. cities, licensing the Company's technology in Mexico and establishing companies in Mexico to engage in bioremediation of Mexican properties.

     The agreement provides that:

     * SSWM will (i) provide the Bio-Raptor(TM) and bioremediation technology, products and services; (ii) manage and operate the soil recycling centers including interacting with various federal, state and local environmental authorities and private environmental companies overseeing and administering clean-up efforts; and (iii) oversee, manage and administer the clean-up of contaminated sites acquired by the joint venture.

     * Global Environmental, Inc. will identify and secure a variety of contaminated sites and properties that have the potential for commercially viable redevelopment.

     * LG Enterprises, an affiliate of LandGrant Corporation which is a full service real estate operating company headquartered in San Diego, California, will assist in the development of a number of projects containing contaminated soil that must be remediated. The Company believes that LandGrant's financial expertise, developed through its financing of acquisition and construction projects, will benefit the Company.

Manufacturer's Direct Services Retail Distribution Agreement

     On December 22, 1999, the Company signed an agreement with Manufacturers' Direct Services, Inc., (MDS) of San Diego, to develop new channels of distribution and market products in the automotive, rail, aviation, marine, trucking, recreational vehicle and sporting goods industries. MDS is a full service, sales and marketing company that specializes in assisting companies seeking sales growth through multiple channels of distribution.

     Under the terms of the agreement, MDS will develop and design retail packaging, wholesale and retail pricing structures, promotional and advertising campaigns, and identify and solicit retailers and oversee distribution. The Company will provide MDS with product costing and performance information and identify and develop products for retail/consumer use.

Term Sheet With Swartz Private Equity, LLC

     In January 2000 the Company signed a term sheet with Swartz Private Equity, LLC of Atlanta, Georgia for up to a $35 million equity line. The term sheet calls for a private equity line for the purchase of the Company's Common Stock, subject to registration and certain other conditions and limited to a percentage of dollar trading volume. On January 27, 2000, the Company issued a Warrant to Swartz for the purchase of up to 250,000 shares of Common stock in connection with the proposed equity line. Of the warrants issued, 100,000 shares of Common stock will be exercisable upon the end of the final document review period, 75,000 shares will be exercisable upon the execution of the equity line documents, and 75,000 shares shall be exercisable upon the earlier of (i) July 10, 2000 or (ii) the date on which the related registration is declared effective. The warrant's exercise price will equal the lesser of (i) the lowest closing bid price for the five trading days prior to January 10, 2000, as subject to an exercise price adjustment set forth in the warrant or (ii) the lowest closing bid price for five trading days prior to the date of execution of all of the equity line documents. There can be no assurance that the Company will enter into a definite agreement with Swartz Private Equity or any other investment entity with respect to the equity line or that the Company will receive any related financing thereto.

Approval of 1-for-20 Reverse Stock Split

     On February 4, 2000, Common and Preferred shareholders approved a 1-for-20 reverse stock split which had been implemented on August 20, 1997.

Item 7. Financial Statements

     Please refer to the Company's Consolidated Financial Statements and notes thereto contained in this Report.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     On March 22, 1999, the Company dismissed Bradshaw, Smith & Co. as its independent certifying accountants, and engaged Arthur Andersen LLP as its independent certified accountants. On November 21, 1999, the Company dismissed Arthur Andersen, LLP and re-engaged Bradshaw, Smith & Co. as its independent certified accountants. Neither change was made because of any disagreements with either firm.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The directors and executive officers of the Company and their ages at January 10, 2000 are as follows:

     Name                    Age       Position
     ----                    ---       --------

     Robert C. Brehm         51        President, Chief Executive Officer and
                                       Chairman of the Board
     Mery C. Robinson        43        Chief Operating Officer, Secretary and
                                       Director
     Roger K. Knight         76        Vice President, Director
     Conrad Nagel            58        Chief Financial Officer
     Steven C. Hopkins       57        Director
     Robert Key              54        Director


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

     Mery C. Robinson has served as a Director since September 1997 and the Company's Executive Vice President and Secretary since September 1997. Ms. Robinson was appointed Chief Operating Officer on October 1, 1998. Ms. Robinson is the founder of XyclonyX and has served as its President and Chief Executive Officer since August 1997. Ms. Robinson was the President of Sub-Surface Waste Management from 1992 to 1995 and President of Omega Resources Management from 1995 to 1997. From 1986 to 1992, she served as the Vice President of Finance and Administration of Westside Telephone Systems in Santa Monica, California, a telephone interconnect service and equipment sales company. Ms. Robinson has held various other positions in operating and starting up high-tech engineering and biotech companies. She received her BS in Journalism from California Polytechnic State University, San Luis Obispo, a Masters of Science in Environmental Science/Engineering from California State University, Dominguez Hills, and has and has attended the NFWBO-sponsored/Wharton Graduate School of Business/Entrepreneurial Mini-MBA program.

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

     Conrad Nagel has served as the Company's Chief Financial Officer since July 1998. Mr. Nagel was previously hired as the Chief Financial Officer of Global Venture Funding, Inc. in April 1997, and served the Company as a consultant from September 15, 1997 through June 1998. Mr. Nagel has an MS degree in Accounting, Kansas University (1964), a BS degree in Business, University of Kansas (1963) and a CPA since 1966. Mr. Nagel has been associated with SEC work, auditing, and finance operations for the past 30 years including Audit Manager for Touche Ross (now Deloitte - Touche), Vice President of Finance - Decision Incorporated, Internal Audit Manager for Kaiser Aetna, CFO for Calusa Financial Medical, Inc., Vice President of Finance for Medical Capital Corporation and over fifteen years CPA practice specializing in taxation and SEC work.

     Stephen C. Hopkins has served as a director of the Company since July 1998. Mr. Hopkins is the President of Hopkins Real Estate Group, Inc., a commercial real estate development company located in Newport Beach, California. Founded in 1972, Mr. Hopkins' company specializes in the acquisition and development of shopping centers in urban landfill and redevelopment areas. He received his BA in Public Service from the University of California, Los Angeles in 1964.

     Robert H. Key is Chairman and Chief Executive Office of Arivest Corporation, a real estate investment and development firm, located in Phoenix, Arizona. Arivest Corporation is the parent corporation of Corporate Realty Advisors, Inc., a commercial real estate brokerage firm. Mr. Key joined Arivest Corporation as president upon its formation in April, 1979. He holds a Bachelor of Science degree from Arizona State University, Tempe, Arizona, (1972) with a major in Business Administration. Mr. Key has been a general partner, real estate broker, consultant or developer of a large number of commercial real estate projects. Directores are elected for a period of one year. Robert H. Key began serving as a director on July 18, 1999.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company's officers, directors and greater than ten percent (10%) shareholders complied with all applicable Section 16(a) filing requirements, except for: (i) one Form 4s and one Form 5 filed late by Robert C. Brehm, the President, Chief Executive Officer and Chairman of the Board of the Company; (ii) one Form 4 and one Form 5 filed late by Mery C. Robinson, the Chief Operating Officer, Secretary and Director of the Company; (iii) one Form
4 and one Form 5 filed late by Roger K. Knight, the Vice President and
Director of the Company; (iv) one Form 4 and one Form 5 filed late by Conrad Nagel, Chief Financial Officer of the Company; and (v) one Form 4 and one Form 5 filed late by Steven C. Hopkins, a Director of the Company and (vi) one Form 3 and one form 5 by Robert H. Key a director of the Company. The Company intents to file all delinquent Form 4s and 5s within 30 days of the filing of this Report.

Item 10. Executive Compensation

Summary of Compensation

     The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the Named Executive Officers (as defined below) for the fiscal years ended September 30, 1999, 1998 and 1997. The named executive officers (the "Named Executive Officers") are the Company's Chief Executive Officer, regardless of compensation level, and the other executive officers of the Company who each received in excess of $100,000 in total annual salary and bonus for fiscal year 1999. Compensation is shown in the following table:

                                                 Summary Compensation Table

                                                    Long-Term Compensation
                                                    ----------------------
                                                   Annual Compensation                                     Awards
                        -------------------------------------------------------------------    -----------------------------
                                                                              Securities
Name and Principal                                      Restricted Stock      Underlying       Other Annual       All Other
Position                Fiscal Year       Salary ($)        Awards ($)      Options/SARs (#)   Compensation     Compensation
--------                -----------       ----------        ----------      ----------------   ------------     ------------

Robert C. Brehm(1)          1999           191,166                              --                 --                --
     President              1998            75,675           90,000(3)          --                 --                --
                            1997            15,000                  --          --                 --                --

Mery C. Robinson(2)         1999           191,231                              --                 --                --
     Chief Operating        1998            55,000           80,000(4)          --                 --                --
     Officer                1997                --                  --          --                 --                --

--------------

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

(4) During fiscal year 1998, Ms. Robinson received the following shares as bonus compensation: 7,000 shares of Series D Preferred Stock valued at $10.00 per share in November 1997, and 500 shares of Series D Preferred Stock valued at $20.00 per share in May 1998. In addition on October 19, 1998, the Board of Directors authorized the issuance of an additional 5,000 shares of Series D Preferred Stock to Ms. Robinson as compensation, but such shares have not been issued as of the date of this Report and are not reflected in the above table.

Stock Option Grants

     The following table shows all individual grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 1999.



                                            Option/SAR Grants in Last Fiscal Year

                                         Percent of Total
                                         Options/SARs
                                          Granted to
                       Options/SARs      Employees in      Exercise or Base       Expiration
   Name               Granted (#)(1)     Fiscal Year         Price ($/SH)           Date
   ----               --------------     -----------         ------------           ----

Robert C. Brehm          500,000            31.2%                1.00              10/19/03
                       1,000,000            15.6%                1.25              10/01/03

Mery C. Robinson         500,000            31.2%                1.00              10/19/03
                       1,000,000            15.6%                1.25              10/01/03

---------------

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

Option Exercises in Fiscal Year 1999

     Set forth below is information with respect to exercises of stock options by the Named Executive Officers during fiscal year 1999 and the fiscal year-end value of all unexercised stock options held by such persons.


                      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                                  Number of Unexercised                 Value of Unexercised,
                                                                  Options Held at Fiscal               In-the-Money Options at
                                                                      Year-End 09/30/99                    Fiscal Year-End ($)
                                                             -------------------------------       --------------------------------
                          Shares            Value
                        Acquired on       Realized ($)       Exercisable       Unexercisable       Exercisable       Unexercisable
   Name                 Exercise (#)
   ----                 -----------       ------------       -----------       -------------       -----------       -------------

Robert C. Brehm             --                --               1,275,000           900,000          $1,100,000         $1,575,000

Mery C. Robinson            --                --               1,150,000           900,000          $  850,000         $1,575,000

----------

(1) Based on the closing price of $3.00 for the shares of Common Stock of the Company traded on the OTC Bulletin Board as of September 30, 1999.

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

Compensation of Directors

     Members of the Board of Directors are not compensated for serving as directors of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders


     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of January 10, 2000 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officer and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 5922-B Farnsworth Court, Carlsbad, California 92008.

 Name and Address of Beneficial Owner            Amount(1)              Percent
 ------------------------------------            ---------              -------

Robert C. Brehm                                 3,283,612 (2)            39.98%
President,  Chief Executive Officer
and Chairman of the Board

Mery C. Robinson                                3,175,000 (3)            37.51%
Chief Operating Officer,
Secretary and Director

Stephen Hopkins                                   800,000 (4)            10.71%
Director

Roger K. Knight                                   634,575 (5)             9.38%
Director

Conrad Nagel                                      252,860 (6)             3.75%
Chief Financial Officer

Robert Key                                         65,000 (7)              .97%
Director

All Officers and Directors                      8,161,047 (8)            73.46%
As a group (6 persons)

Other 5% Shareholders:

Scott Sabins                                      761,667 (9)            10.69%
514 Avenida La Costa
San Clemente, CA 92672

John Feighner                                     500,000 (10)            7.03%
P.O. Box 1875
Rancho Santa Fe, CA 92067
Lance Bauerlein                                   363,000 (11)            5.35%
430 Walnut 2506
Lisle, IL  60532


---------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of January 10, 2000, are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

(2) Includes: (i) 250,000 shares Common Stock owned by Robert C. Brehm Consulting, Inc., of which Robert C. Brehm is the President; and (ii) 1,475,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 10, 2000.

(3) Includes: (i) 5,000 shares of Series D Preferred Stock convertible into 500,000 shares of Common Stock; and (ii) 1,350,000 shares issuable of Common Stock under stock options exercisable within 60 days of January 10, 2000.

(4) Includes: (i) 6,000 shares of series C. Preferred Stock convertible into 600,000 shares of common Stock; and (ii) 200,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 10, 2000.

(5) Includes: (i) 665 shares of Series B Preferred Stock convertible into 3,325 shares of Common Stock; (ii) 1,250 shares of Common Stock owned by First Venture Group Inc., an affiliated company of Roger K. Knight; and (iii) 150,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 10, 2000.

(6)  Includes (i) 119 shares of Series II Preferred
     Stock convertible into 1,190 shares of Common Stock; (ii) 214 shares of Series B Preferred Stock convertible into 1,070 shares of Common Stock owned by Kathrina B. Nagel, wife of Conrad Nagel; (iii) 600 shares of Common Stock owned by Kathrina B. Nagel; and (v) and 150,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 10, 2000.

(7) Consists of 650 shares of Series C Preferred Stock convertible into 65,000 shares of Common Stock.

(8) Includes 4,495,585 shares issuable under stock options, warrants or convertible securities held by directors and executive officers exercisable or convertible within 60 days of January 10, 2000.

(9) Consists of (i) 6,250 shares of Series C Preferred Stock convertible into 625,000 shares of Common Stock and (ii) 166,667 shares of Common Stock issuable under stock options exercisable within 60 days of January 10, 2000.

(10) Consists of 5,000 shares of Series C Preferred Stock convertible into 500,000 shares of Common Stock.

(11) Includes 175,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 10, 2000.


Item 12. Certain Relationships and Related Transactions

In August 1997, the Company entered into a Technology License Agreement for the Exclusive Right and License to the Patents, Technical Information and Biological Product Line with Mery Robinson, Dominic Colasito, and Alvin Smith, the technology owners. The Technology License Agreement provides for product royalty payments, to the technology owners, of a maximum six percent (6%) of the gross revenue received by the Company.

Item 13. Exhibits and Reports on Form 8-K

      (a)   Financial Statements.

            (1) Index to the Company's financial statements appears on page A-1.

      (b)    Current Report on Form 8-K

            (1) The Company filed a Form 8-K regarding a change in auditors.

      (c)   Exhibits.

Number               Description
------               -----------

3.1           --     Articles of Incorporation, as amended

3.2           --     Bylaws, as amended

4             --     Reference is made to Exhibits 3.1 and 3.2

10.1(1)       --     Lease Agreement, dated as of July 14, 1998, by and among
                     the Company and each of Ridgecrest Properties, R and B
                     Properties and Hindry West Development

10.2(1)(2)    --     Employment Agreement, effective as of October 1, 1998,
                     between Robert C. Brehm and the Registrant

10.3(1)(2)    --     Employment Agreement, effective as of October 1, 1998,
                     between Mery C. Robinson and the  Registrant

10.4(1)       --     Stock for Stock Acquisition Agreement, effective as of
                     August 31, 1997, among XyclonyX, Mery C. Robinson and the
                     Registrant

10.5(1)       --     Technology License Agreement, effective  as of March  1,
                     1998, between XyclonyX and West Coast Fermentation Center

10.6(1)       --     Technology License Agreement, effective as of March 1,
                     1998, between XyclonyX and Sub-Surface Waste Management,
                     Inc.

10.7(1)       --     Technology License Agreement, effective as of August 21,
                     1997, among XyclonyX and Mery C. Robinson, Dominic J.
                     Colasito and Alvin J. Smith

10.8(1)       --     Technology License Agreement, effective as of March 1,
                     1998, between XyclonyX and Bio-Con Microbes, Inc.

10.9(1)       --     Technology License Agreement, effective as of March 1,
                     1998, between XyclonyX and Sol-Tech Corporation

10.10(3)      --     Product Line License Agreement effective May 24, 1999,
                     between Sub-Surface Waste Management, Inc. and Builders
                     Referral, Inc.

21(1)         --     Subsidiaries of the Registrant


27(1)        --      Financial Data Schedule for the fiscal year ended
                     September 30, 1999

------------

(1) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 10-KSB filed on February 8, 1999.

(2) Identifies a management contract or compensatory plan or arrangement of the Registrant.

(3) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 10-QSB filed on August 16, 1999.



                                      -37

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

                 FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998




                                    CONTENTS

                                                                         PAGE
                                                                         ----

Independent auditors' report                                              F-1

Consolidated financial statements:
   Balance sheets                                                         F-2
   Statements of operations                                               F-3
   Statements of changes in stockholders' (deficit) equity                F-4
   Statements of cash flows                                               F-5
   Notes to financial statements                                       F-6-F-21

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors and Stockholders
U.S. Microbics, Inc. and Subsidiaries
Carlsbad, California


     We have audited the accompanying consolidated balance sheets of U.S. Microbics, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Microbics, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring losses from operations and has a net stockholders' deficit at September 30, 1999. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Bradshaw, Smith & Co., LLP

Las Vegas, Nevada
January 28, 2000
(Except for Note 6 as to
    which the date is February 4, 2000)




U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 1999 AND 1998

ASSETS                                                                          1999                    1998
                                                                             -----------            -----------
Current assets:
Cash and cash equivalents                                                    $   125,400            $   316,600
Prepaid expenses and other assets                                                 22,100                 10,000
         Inventories (Note 2)                                                     68,600                   --
                                                                             -----------            -----------
Total current assets                                                             216,100                326,600
Property and equipment (Note 3)                                                  239,700                 99,100
Deposits (Note 4)                                                                 27,300                 17,500
Deferred tax assets (Note 7)                                                        --                     --
                                                                             -----------            -----------
                                                                             $   483,100            $   443,200
                                                                             ===========            ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities                                     $   766,000            $   206,300
Current portion of obligations under capital lease (Note 5)                        4,900                   --
                                                                             -----------            -----------
Total current liabilities                                                        770,900                206,300
Obligation under capital lease, net of current portion (Note 5)                    5,300                   --
                                                                             -----------            -----------
           Total liabilities                                                     776,200                206,300
                                                                             -----------            -----------
Commitments and contingencies (Note 10)                                             --                     --
Stockholders' (deficit) equity (Note 6):
Convertible preferred stock, $.10 par value; authorized
20,000,000 shares:
Series II; authorized 500,000 shares; issued and outstanding                       1,700                  2,200
17,163 and 21,507 shares (aggregate liquidation preference
of $17,163 and $21,507)
Series B; authorized 500,000 shares; issued and outstanding                        1,400                  1,600
13,969 and 15,915 shares (aggregate liquidation preference
of $13,969 and $15,915)
Series C; authorized 50,000 shares; issued and outstanding                         4,000                  1,500
40,110 and 15,357 shares (aggregate liquidation preference
of $4,011,000 and $1,535,700)
Series D; authorized 50,000 shares; issued and outstanding                           500                  2,000
4,725 and 20,438 shares (no liquidation preference)
                                                                             -----------            -----------
                                                                                   7,600                  7,300
Common stock $.0001 par value; authorized 150,000,000                                600                    400
shares; issued and outstanding 6,010,380 and 3,447,554
shares
Additional paid-in capital                                                     6,212,900              3,068,000
Stock options and warrants                                                       963,400                868,800
Treasury stock                                                                   (33,300)                  --
Stock subscriptions notes receivable                                            (804,200)                  --
Accumulated deficit                                                           (6,640,100)            (3,707,600)
                                                                             -----------            -----------
                                                                                (293,100)               236,900
                                                                             -----------            -----------
                                                                             $   483,100            $   443,200
                                                                             ===========            ===========

        The Notes to Consolidated  Financial Statements are an integral part of these statements.




U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Years ended September 30,
                                                                       -----------------------------------
                                                                           1999                   1998
                                                                       -----------             -----------

Revenues (including $ 50,000 from related parties, Note 9)             $    66,900             $      --
Cost of revenues                                                           192,600                    --
                                                                       -----------             -----------
Gross (loss) profit                                                       (125,700)                   --
Selling, general and administrative expenses                             2,775,700               1,378,200
                                                                       -----------             -----------
Loss from operations                                                    (2,901,400)             (1,378,200)
                                                                       -----------             -----------
Other income (expense):
Interest income                                                             72,800                   6,800
Interest expense                                                            (1,600)                (34,800)
Impairment of property and equipment (Note 3)                             (102,300)                   --
                                                                       -----------             -----------
                                                                           (31,100)                (28,000)
                                                                       -----------             -----------
Net loss from continuing operations before tax                          (2,932,500)             (1,406,200)
Provision for income taxes (Note 7)                                           --                      --
                                                                       -----------             -----------
Net loss from continuing operations                                     (2,932,500)             (1,406,200)
Discontinued operations (Note 8):
Loss on disposal of Houston, Texas tele-                                      --                    (5,600)
communications store (no income tax benefit)
                                                                       -----------             -----------
Net loss                                                               $(2,932,500)            $(1,411,800)
                                                                       ===========             ===========
Net loss per common share (basic and diluted):
Net loss from continuing operations                                    $     (0.58)            $     (0.78)
Loss on disposal of Houston, Texas                                            --                     (NIL)
telecommunications store
                                                                       -----------             -----------
Net loss                                                               $     (0.58)            $     (0.78)
                                                                       ===========             ===========
Weighted average common shares outstanding                               5,084,676               1,802,481
                                                                       ===========             ===========


    The Notes to Consolidated FinancialStatements are an integral part of these statements.


U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                                           Preferred Stock                 Common Stock
                                     -----------------------------------------------------
                                         Shares        Amount          Shares       Amount
                                     -----------------------------------------------------
Balance, September 30, 1997                61,552    $     6,200      1,447,929    $  200
Issuance of stock in exchange for             920            100           --         --
extinguishment of debt (Note 6)
Conversion of preferred stock (Note       (18,780)        (1,900)     1,526,625       200
Issuance of stock options and                --             --             --         --
warrants in exchange for services
(Note 6)
Exercise of stock options and                --             --           30,000       --
warrants  (Note 6)
Issuance of stock and stock options        12,225          1,200           --         --
in private placement (Note 6)
Issuance of stock in exchange for          17,300          1,700        493,000       --
services (Note 6)
Retirement of treasury stock                 --             --          (50,000)      --
Expiration of stock options and              --             --             --         --
warrants  (Note 6)
Net loss for the year                        --             --             --         --
                                          -------    -----------      ---------    ------
Balance, September 30, 1998                73,217          7,300      3,447,554       400
Conversion of preferred stock (Note       (29,636)        (3,000)     2,387,826       200
Issuance of stock options and                --             --             --         --
warrants in exchange for services
(Note 6)
Exercise of stock options and                --             --          170,000       --
warrants  (Note 6)
Issuance of stock and stock options        29,597          3,000           --         --
in private placement (Note 6)
Issuance of stock in exchange for           2,789            300          5,000       --
services (Note 6)
Expiration of stock options and              --             --             --         --
warrants  (Note 6)
Return of shares issued (Note 6)             --             --             --         --
Net loss for the year                        --             --             --         --
                                          -------    -----------      ---------    ------
Balance, September 30, 1999                75,967    $     7,600      6,010,380    $  600
                                          =======    ===========      =========    ======

                                       Additional       Stock        Treasury       Stock        Accumulated        Total
                                        paid-in      options and      stock      subscriptions     deficit       stockholders'
                                        capital        warrants                notes receivables               (deficit) equity
                                      -------------------------------------------------------------------------------------------
Balance, September 30, 1997           $ 1,928,000    $   187,700    $  (1,000)   $      --      $(2,295,800)   $  (174,700)
Issuance of stock in exchange for          52,700           --           --             --             --           52,800
extinguishment of debt (Note 6)
Conversion of preferred stock (Note         1,700           --           --             --             --             --
6)
Issuance of stock options and                --          429,700         --             --             --          429,700
warrants in exchange for services
(Note 6)
Exercise of stock options and              31,800        (28,800)        --             --             --            3,000
warrants  (Note 6)
Issuance of stock and stock options       480,400        298,500         --             --             --          780,100
in private placement (Note 6)
Issuance of stock in exchange for         556,100           --           --             --             --          557,800
services (Note 6)
Retirement of treasury stock               (1,000)          --          1,000           --             --             --
Expiration of stock options and            18,300        (18,300)        --             --             --             --
warrants  (Note 6)
Net loss for the year                        --             --           --             --       (1,411,800)    (1,411,800)
                                        ---------      ---------      -------       --------     ----------
Balance, September 30, 1998             3,068,000        868,800         --             --       (3,707,600)       236,900
Conversion of preferred stock (Note         2,800           --           --             --             --             --
6)
Issuance of stock options and                --          258,300         --             --             --          258,300
warrants in exchange for services
(Note 6)
Exercise of stock options and             368,200       (289,000)        --             --             --           79,200
warrants  (Note 6)
Issuance of stock and stock options     2,417,700        330,000         --         (804,200)          --        1,946,500
in private placement (Note 6)
Issuance of stock in exchange for         151,500           --           --             --             --          151,800
services (Note 6)
Expiration of stock options and           204,700       (204,700)        --             --             --             --
warrants  (Note 6)
Return of shares issued (Note 6)             --             --        (33,300)          --             --          (33,300)
Net loss for the year                        --             --           --             --       (2,932,500)    (2,932,500)
                                      -----------    -----------    ---------    -----------    -----------    -----------
Balance, September 30, 1999           $ 6,212,900    $   963,400    $ (33,300)   $  (804,200)   $(6,640,100)   $  (293,100)
                                      ===========    ===========    =========    ===========    ===========    ===========
         The Notes to Consolidated Financial Statements are an integral part of these statements.



U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Years ended September 30,
                                                                             ----------------------------------
                                                                                1999                   1998
                                                                             -----------            -----------
Cash flows from operating activities:
Net loss                                                                     $(2,932,500)           $(1,411,800)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation                                                                      39,700                  1,600
Stock, stock options, and warrants in exchange for services                      410,100                987,500
                           Impairment of property and equipment                  102,300                   --
Loss on disposal of discontinued operation                                          --                    5,600
Change in net liabilities of discontinued operation                                 --                  (82,500)
Decrease (increase) in:
Prepaid expenses and other assets                                                (12,100)                18,000
           Inventories                                                           (68,600)                  --
Deposits                                                                          (9,800)               (17,500)
Increase (decrease) in:
Accounts payable and accrued liabilities                                         559,700                118,000
                                                                             -----------            -----------
Net cash used in operating activities                                         (1,911,200)              (381,100)
                                                                             -----------            -----------
Cash flows from investing activities:
Purchase of property and equipment                                              (267,700)               (64,500)
                                                                             -----------            -----------
Net cash used in investing activities                                           (267,700)               (64,500)
                                                                             -----------            -----------
Cash flows from financing activities:
Repayment of obligation under capital lease                                       (4,700)                  --
Repayment of notes payable                                                          --                  (22,600)
Issuance of preferred stock and stock                                          1,946,500                780,100
options in private placements
Exercise of stock options                                                         45,900                  3,000
                                                                             -----------            -----------
Net cash provided by financing activities                                      1,987,700                760,500
                                                                             -----------            -----------
Net (decrease) increase in cash and cash equivalents                            (191,200)               314,900
Cash and cash equivalents, beginning of period                                   316,600                  1,700
                                                                             -----------            -----------
Cash and cash equivalents, end of period                                     $   125,400            $   316,600
                                                                             ===========            ===========
Supplemental disclosure of cash flow information:
Cash paid for income taxes                                                   $      --              $      --
                                                                             ===========            ===========
Cash paid for interest                                                       $     1,600            $     1,400
                                                                             ===========            ===========
Schedule of non-cash investing and financing activities:
   Property and equipment acquired through capital lease (Note 5)            $    14,900            $      --
                                                                             ===========            ===========
Conversion of preferred stock to common stock (Note 6)                       $     2,800            $     1,700
                                                                             ===========            ===========
Stock issued in exchange for extinguishment of debt                          $      --              $    52,800
(Note 6)
                                                                             ===========            ===========

          The Notes to consolidated Financial Statements are an integral part of these statements.

                                                                                                            F-5

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



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

     In November, 1998, the Company created a new subsidiary, Applied Microbic Technology, Inc. Applied Microbic Technology's primary business is to license customers to use microbial blends for oil remediation applications.

     The Company has experienced losses from continuing operations of $2,932,500 and $1,406,200 for the years ended September 30, 1999 and 1998, respectively. Additionally, the Company had a net stockholder's deficit of $293,100 as of September 30, 1999. The Company is planning on raising additional capital through the issuance of additional stock in a private placement or public offering. The Company is also currently developing business opportunities and operations through its wholly-owned subsidiaries. Based upon the current status of the Company, additional capital will be required in order for the Company to complete any development or to maintain their ongoing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



1. Basis of presentation and accounting policies (continued):

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

     Inventories:

     Inventories consist of materials and equipment used to make products which treat hazardous waste and are valued at the lower of cost (first-in, first-out) or market.

     Property and equipment:

     Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

     Impairment of long-lived assets:

     Inaccordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), assets are evaluated in making a determination as to whether asset values are impaired. At each year-end, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



1. Basis of presentation and accounting policies (continued):

     Income taxes:

     The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

     Net loss per common share:

     The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 1999 and 1998, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

     Fair value of financial instruments:

     Based on the borrowing rates currently available to the Company, the carrying value of the obligation under capital lease at September 30, 1999 approximates fair value.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


     Comprehensive Income:

     In June, 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 130 "Reporting Comprehensive Income"(SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not have any items of other comprehensive income and, as such, the adoption of SFAS 130 did not impact reporting in the Company's financial statements.

2.Inventories:

     Inventories:

     Inventories consisted of the following at September 30, 1999:

       Raw materials (microbial cultures and related items)            $   3,600
       Finished goods (equipment used for soil remediation)               65,000
                                                                       ---------
                                                                       $  68,600
                                                                       =========

3. Property and equipment:

     Property and equipment consisted of the following:


                                                       1999            1998
                                                   -----------    ------------
       Office furniture and equipment              $   128,300     $    57,400
       Leasehold improvements                           17,700           7,100
       Production equipment                            135,000          36,200
                                                   -----------    ------------
                                                       281,000         100,700
       Less accumulated depreciation                   (41,300)         (1,600)
                                                   -----------    ------------
                                                   $   239,700     $    99,100
                                                   ===========    ============

     Depreciation expense for the year ended September 30, 1999 and 1998 was $ 39,700 and $1,600, respectively.

     The Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


     In accordance with SFAS 121, during the year ended September 30, 1999, based upon a comprehensive review of the Company's long-lived assets, the Company recorded a charge of $102,300 related to the write-down of a portion of the recorded asset values of the Company's production equipment and leasehold improvements as of September 30, 1999.

4. Deposits:

     Deposits at September 30, 1999 and 1998 consisted of a security deposit on the Company's building lease, a utility company deposit, a state sales and use tax deposit, and a software consulting contract deposit.

5.  Obligation under capital lease:

     The Company leases certain production equipment under a capital lease which runs through the year 2001. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is amortized over the lower of its related lease term or its estimated productive life. Depreciation of the asset under capital lease is included in depreciation expense for 1999. The implicit interest rate on the capital lease is 10.8%.

     The cost and related depreciation of equipment under the capital lease, which is included in the property and equipment referred to in Note 3, are as follows at September 30, 1999:

       Production equipment                                            $21,200
       Less accumulated depreciation                                    (2,300)
                                                                       -------
                                                                       $18,900
                                                                       =======

     At September 30, 1999, the future minimum payments under the capital lease consisted of the following:

       2000                                                            $ 5,800
       2001                                                              5,800
       2002                                                                400
                                                                       -------
       Total minimum lease payments                                     12,000
       Less amount representing interest                                (1,800)
                                                                       -------
       Present value of future minimum lease payments                   10,200
       Less current portion                                             (4,900)
                                                                       -------
       Obligations under capital lease, net of current portion         $ 5,300
                                                                       =======

     The interest charged to expense for the capital lease for the year ended September 30, 1999 was $600. The depreciation charged to expense for the capital lease for the year ended September 30, 1999 was $2,300.

6. Stockholders'(deficit) equity:

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

     During 1999, the Company learned that the securities laws in the state of Colorado required that the reverse stock split had to be put to a stockholder vote for approval. The Company filed a proxy statement and scheduled a specific meeting of stockholders for February 4, 2000 to vote on the reverse stock split. The reverse stock split was approved by the stockholders during the meeting on February 4, 2000.

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

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


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

     The Company has reserved 17,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of September 30, 1999, there were 17,163 shares of Series II preferred stock, 13,969 shares of Series B preferred stock, 40,110 shares of Series C preferred stock, and 4,725 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 4,724,975 shares of common stock.

     Preferred stock transactions:

     All valuations of preferred stock issued for services were based upon the value the services performed or the value of the preferred stock, whichever was more reliably measurable. If the value of the preferred stock was used, it was based upon the closing price of the Company's common stock on the date of the agreement. This amount was then multiplied by the applicable conversion rate and then discounted by management. These discounts are based upon the restrictive nature of the stock, block size and other factors.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


     Preferred stock transactions during the year ended September 30, 1999:

     During December, 1998, the Company issued 500 shares of Series D preferred stock to the President of the company, 500 shares of Series D preferred stock to the Chief Operating Officer of the Company and 200 shares of Series D preferred stock to the Vice-President of the Company in lieu of cash salary payments. All transactions were valued at approximately $20 per share.

     During March, 1999, the Company issued 1,589 shares of Series C preferred stock to consultants for services. All exchanges were valued at approximately $75 per share.

     Throughout the year ended September 30, 1999, certain stockholders exercised their preferred stock conversion rights and the Company issued 2,387,826 shares of common stock in exchange for cancellation of 4,344 shares of Series II preferred stock, 1,946 shares of Series B preferred stock, 6,433 shares of Series C preferred stock, and 16,913 shares of Series D preferred stock.

     Throughout the year ended September 30, 1999, the Company sold 29,597 shares of Series C preferred stock pursuant to a private placement offering as provided under regulation D of the Securities Act of 1933 related to transactions not involving a public offering. The net proceeds to the Company after issuing costs of $ 206,800 was $ 1,946,500. Of these sales, 7,950 shares of Series C preferred stock were sold subject to stock subscriptions notes receivable. The notes are short term in nature, bear interest at 10 percent per annum, and are collateralized by the stock. The Company is currently holding these stock certificates and will release them upon payment of the notes.

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

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


6. Stockholders'(deficit) equity (continued):

     Preferred stock transactions during the year ended September 30, 1998 (continued):

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

     Common stock transactions:

     All valuations of common stock issued for services were based upon the closing price of the Company's common stock on the date of the agreement. In the event restricted common stock was issued, the value of the service was based upon the value of the services performed or the value of the restricted common stock, whichever was more reliably measurable. If the value of the restricted common stock was used, a discount was applied by management. These discounts are based upon the restrictive nature of the stock, block size, and other factors.

     Common stock transactions during the year ended September 30, 1999:

     During November, 1998, the Company issued 5,000 shares of common stock in exchange for various services. The exchanges were valued at approximately $1.00 per share.

     Common stock transactions during the year ended September 30, 1998:

     During December, 1997, the Company issued 320,000 shares of common stock in exchange for various services. The exchanges were valued at approximately $.38 to $1.32 per share.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


6. Stockholders'(deficit) equity (continued):

     During April, 1998, the Company issued 23,000 shares of common stock in exchange for various services. The exchanges were valued at approximately $.75 to $1 per share.

     In July, 1998, the Company issued 150,000 shares of common stock in exchange for various services. The exchanges were valued at approximately $1.25 per share.

     Treasury stock:

     The Company is holding 33,336 shares of common stock in treasury awaiting return to the transfer agent. The stock was returned to the Company by a consultant who failed to completely perform the agreed services. The shares are valued at $1 per share.

     Stock options and warrants:

     The Company issued options and warrants during the years ended September 30, 1999 and 1998 for consulting services, fees in connection with obtaining financing, and various other services.

     Stock options and warrants summary information:

     Activity of options and warrants granted is as follows:
                                                Options and warrants outstanding
                                                --------------------------------
                                                     Shares         Weighted
                                                                     average
                                                                  exercise price
                                                  ------------    --------------
       Balance, September 30, 1997                    270,500     $        3.55
       Granted                                      2,523,000              2.63
       Exercised                                     (30,000)              0.10
       Expired                                       (38,150)              0.43
                                                  ------------    --------------
       Balance September 30, 1998                   2,725,350     $        2.78
       Granted                                      3,575,000              1.34
       Exercised                                    (150,000)              0.28
       Expired                                      (589,350)              2.46
                                                  ------------    --------------
       Balance September 30, 1999                   5,561,000     $        2.37
                                                  ============    ==============
       Exercisable, September 30, 1999              3,761,000     $        2.90
                                                  ============    ==============

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


6. Stockholders'(deficit) equity (continued):

     The following is a summary of options and warrants outstanding at September 30, 1999:


                          Options and warrants outstanding                           Options and warrants exercisable
       -----------------------------------------------------------------------     -------------------------------------
        Range of exercise       Number           Weighted         Weighted         Number exercisable      Weighted
             prices          outstanding         average          average                                  average
                                                remaining      exercise price                           exercise price
                                               contractual
                                               life (years)
       ------------------------------------- ----------------- ---------------     ------------------- -----------------
       $              0.15           48,000  $           1.00  $         0.15                  48,000  $           0.15
                       1-5        5,400,000              3.94            2.21               3,600,000              2.69
                        10          103,000              3.97           10.00                 103,000             10.00
                        20           10,000              2.00           20.00                  10,000             20.00
                           ----------------- ----------------- ---------------     ------------------- -----------------
                                  5,561,000              3.91  $         2.37               3,761,000  $           2.90
                           ================= ================= ===============     =================== =================

     Options and warrants granted during the year ended September 30, 1999 consisted of 3,100,000 to officers and directors, 250,000 in conjunction with a private placement offering and 225,000 to consultants for services.

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

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


6. Stockholders'(deficit) equity (continued):

       The following table discloses the Company's proforma net loss per share assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123 for the year ended September 30, 1999:

         Net loss:
         As reported                                               $(2,932,500)
         Proforma                                                   (4,194,500)
         Net loss per common share (basic and diluted):
         As reported                                           $         (0.58)
         Proforma                                                        (0.83)


     The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value:

                                                                                1999            1998
                                                                           --------------   --------------
         Expected stock price volatility                                          99.69%          243.08%
         Expected option/warrant lives                                         1-5 years        1-5 years
         Expected dividend yields                                                    --               --
         Risk-free interest rates                                           4.52 - 5.94%     4.70 - 5.72%
         Weighted average fair value of options/warrants granted                    1.10             0.51

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


7. Income taxes:

     The benefit for income taxes from continuing operations is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of income tax benefit follows:

                                                                  1999             1998
                                                             ------------    -------------
     Computed tax benefit at federal statutory rate             $977,100         $480,000
     Equity issuances for services                              (60,000)        (122,000)
     Change in valuation allowance                             (917,100)        (358,000)
                                                             ------------    -------------
                                                             $    --         $    --
                                                             ============    =============


     The provision for federal and state income taxes consisted of the following:

                                                                 1999            1998
                                                             ------------    -------------
     Current                                                 $     --        $     --
     Deferred                                                      --              --
                                                             ------------    -------------
                                                             $     --        $     --
                                                             ============    =============

                                                                 1999             1998
                                                             ------------    -------------
     The deferred tax asset consisted of the following:
     Net operating loss carryforwards                        $1,985,300      $  1,046,300
     Valuation allowance                                     (1,985,300)       (1,046,300)
                                                             ------------    -------------
     Net deferred tax asset                                  $     --        $     --
                                                             ============    =============


     The Company has net operating loss carryforwards ("NOL's") for federal income tax reporting purposes of approximately $5,839,300. The NOL's expire at various times through 2014.

     Included in the above NOL's are net operating loss carryforwards which may be subject to substantial limitations in accordance with various provisions of the Internal Revenue Code. The Company has not yet determined the amount and nature of these limitations.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998


8. Discontinued operations:

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

     Net sales of the discontinued operation were $23,200 for the one month ended October 31, 1997. This amount is not included in sales in the accompanying statement of operations for this period.

     The disposal was completed upon the asset and liability exchange and the exchange of 80,000 shares of the Company's common stock in December, 1998.

9. Related party transactions:

     Revenues:

     Included in the consolidated statement of operations is $50,000 in sales to two members of the Company's Board of Directors. The sales are in the form of license agreements whereby the licensee acquired the right to use the Company's products and trademarks for use with their customers. The licenses are five years in duration and require royalty payments to the Company based upon gross sales.

     Office space and computer usage:

     During the year ended September 30, 1998, the Company was provided office space and computer usage at a cost of $9,500 to the Company by the President of the Company.

     Legal fees:

     Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years. During the years ended September 30, 1999 and 1998, fees and other expenses charged by these firms totaled approximately $ 5,700 and $24,400, respectively. As of September 30, 1999 and 1998, amounts due these firms totaled $ 0 and $400, respectively.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



10.  Commitments and contingencies:

     Employment agreements:

     On October 1, 1998, the Company entered into employment agreements with its President and Chief Operating Officer. Both of the new agreements are for five years and provide for minimum salary levels, incentive bonuses, and specified benefits. Additionally, the President and Chief Operating Officer each received options to purchase 1,000,000 shares of common stock at a price of $1.25 per share as part of their employment agreements. These options vest over a five year period. The aggregate commitment for future salaries, excluding bonuses and benefits, from these employment agreements is $2,040,000 as of September 30, 1999.

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

     Litigation:

     In March 1999, the Company was served with a stockholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. The Company has formed a special independent committee of the Board of Directors to investigate these claims. The Company has engaged outside legal counsel to represent it in this matter and intends to vigorously defend this action. Although management believes the lawsuit to be without merit, an unfavorable ruling would have a material adverse impact on the Company's financial position and results of operations.

     In December, 1999, the Company was served with a lawsuit by one of its suppliers for nonpayment of various purchases.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998



10.  Commitments and contingencies (continued):

     Purchase commitment:

     During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain inventories at a total cost of $194,000. The Company made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the purchase agreement.

     Building lease:

     During the year ended September 30, 1999, the Company began leasing office and warehouse space under an operating lease expiring in August, 2003. The Company has an option to extend the lease for five more years if it so desires. Minimum future rental payments under this lease for each of the next five years is as follows:


            Year ending
           September 30,
         -------------------
                2000                                $  192,000
                2001                                   199,300
                2002                                   207,700
                2003                                   197,500
                                                    ----------
                                                    $  796,500
                                                    ===========

     Rent expense totaled $ 217,700 during the year ended September 30, 1999.

11.  Subsequent events:

     Private placement:

     During the period from October 1, 1999 to December 31, 1999, the Company raised approximately $575,000 before issuing costs, pursuant to a private placement offering as permitted under Regulation D of the Securities Act of 1933 related to transactions not involving a public offering.

                                   SIGNATURES


     Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             U.S. Microbics, Inc.


Date:  February 7, 2000                      By  /s/ Robert C. Brehm
                                                 -------------------------------
                                                 Robert C. Brehm, President and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on February 7, 2000.


/s/ Robert C. Brehm           President, Chief Executive
------------------------      Officer and Chairman of the Board
    Robert C. Brehm

/s/ Conrad Nagel              Chief Financial Officer
------------------------
    Conrad Nagel

/s/ Mery C. Robinson          Chief Operating Officer, Secretary and Director
------------------------
    Mery C. Robinson

/s/ Stephen C. Hopkins        Director
------------------------
     Stephen C. Hopkins

/s/ Roger K. Knight           Director
------------------------
    Roger K. Knight

/s/ Robert Key                Director
------------------------
    Robert Key