Form 10QSB
period 1999-12-31
US MICROBICS INC
filed 2000-02-14
CIK 774454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________
     Commission File No.:  0-14213

                              U.S. MICROBICS, INC.
                 (Name of small business issuer in its charter)

             Colorado                                      84-0990371
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

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

Yes |X| No |_|

    Common Stock, $0.0001 par value per share - 6,613,836 shares outstanding as of January 10, 2000

                   Documents Incorporated by Reference: None.

Disclosure Format (check one):  Yes   ; No  |X|


Part I - Financial Information

Item 1. Financial Statements

                           U.S. Microbics Inc., and Subsidiaries
                           Consolidated Condensed Balance Sheets

                                                                   As of         As of
                                                                December 31,  September 30,
                                                                    1999          1999
ASSETS                                                          (Unaudited)     (Audited)
                                                                -----------    -----------
Current assets:
     Cash and cash equivalents                                  $      --      $   125,400
     Accounts receivable                                             27,490           --
     Inventories                                                     73,509         68,600
     Prepaid expenses and other assets                               12,718         22,100
                                                                -----------    -----------
          Total current assets                                      113,717        216,100
                                                                -----------    -----------

Plant and equipment, net                                            236,690        239,700
Deposits                                                             26,110         27,300
                                                                -----------    -----------
          Total assets                                          $   376,517    $   483,100
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                      $   774,130    $   766,000
     Current portion of capital lease obligation                      4,900          4,900
                                                                -----------    -----------
          Total current liabilities                                 779,030        770,900
                                                                ===========    ===========

Capital lease obligation, net of current portion                      4,816          5,300
                                                                -----------    -----------

Commitments and contingencies

Stockholders' equity :
     Convertible preferred stock, $.10 par value;
        20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 16,711
             and 17,163 shares issued and outstanding;
             aggregate liquidation preference of $16,711              1,671          1,700
          Series B; 500,000 shares authorized; 13,613
             and 13,969 shares issued and outstanding;
             aggregate liquidation preference of $13,613              1,362          1,400
          Series C; 50,000 shares authorized; 44,360 and
             40,110 shares issued and outstanding;
             aggregate liquidation preference of $4,436,000           4,436          4,000
          Series D; 50,000 shares authorized; 5,725 and 4,725
             shares issued and outstanding; no liquidation
             preference                                                 573            500
     Common stock; $.0001 par value; 150,000,000 shares
        authorized; 6,463,836 and 6,010,380 shares issued and
        outstanding                                                     646            600
     Additional paid-in capital                                   6,658,189      6,212,900
     Stock options and warrants                                     931,830        963,400
     Treasury stock                                                 (33,336)       (33,300)
     Stock subscription notes receivable                           (823,572)      (804,200)
     Accumulated deficit                                         (7,149,128)    (6,640,100)
                                                                ===========    ===========
          Total stockholders' deficit                              (407,329)      (293,100)
                                                                ===========    ===========
          Total liabilities and stockholders' deficit           $   376,517    $   483,100
                                                                ===========    ===========

                 The notes to consolidated condensed financial statements
                        are an integral part of these statements.

                      U.S. Microbics Inc., and Subsidiaries
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                           For the Three
                                                      Months Ended December 31,
                                                     --------------------------
                                                         1999          1998
                                                     -----------    -----------

Revenues                                             $    28,457    $   176,728

Cost of revenues                                           9,136         17,895
                                                     -----------    -----------

Gross profit                                              19,321        158,833

Selling, general, and administrative expenses            547,742        430,784
                                                     -----------    -----------

Loss from operations                                    (528,421)      (271,951)

Other income (expense):
     Interest Income                                      19,924          4,051
     Interest expense                                       (554)          --
                                                     -----------    -----------
                                                          19,370          4,051

Net loss from continuing operations before taxes        (509,051)      (267,900)
Provision for income taxes (Note 9)                         --             --
                                                     -----------    -----------


Net loss from continuing operations                     (509,051)      (267,900)


                                                     -----------    -----------
Net loss                                             $  (509,051)   $  (267,900)
                                                     ===========    ===========

Net loss per share:
                Basic and diluted                    $      (.09)   $      (.11)

Weighted average common shares outstanding             5,694,644      2,392,409



            The notes to consolidated condensed financial statements
                   are an integral part of these statements.

                      U.S. Microbics Inc., and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                            For the Three
                                                       Months Ended December 31,
                                                       -------------------------
                                                           1999         1998
                                                         ---------    ---------

Cash flows from operating activities:
   Net income (loss)                                     $(509,051)   $(267,900)
   Adjustments to reconcile net income
      (loss) to net cash used in operating
      Activities:
   Depreciation                                                367        3,821
   Stock options and warrants in exchange for services     (19,924)
   Issuance of common stock and preferred
       stock in exchange for services                         --        118,924

      Changes in operating assets and liabilities:
          Accounts receivable                              (27,490)    (176,862)
          Inventories                                       (4,909)     (21,390)
          Prepaid expense, and other assets                  9,382       (2,762)
          Deposits                                           1,190       (1,210)
          Accounts payable and accrued expenses              7,250      118,042
          Current portion of lease contract                    880        5,780
                                                         ---------    ---------

   Net cash used in operating activities                  (542,305)    (223,557)
                                                         =========    =========

Cash flows used in investing activities:
   Reduction of  property plant and equipment                3,189     (147,350)
                                                         ---------    ---------
Cash flows from financing activities:
   Cash proceeds from issuance of common and
      preferred stock net of placement fees                407,000      730,960
   Cash proceeds from exercise of stock options              7,200          500
   Cancellation of treasury stock                             --           --
   Decrease in long-term portion of lease contract            (484)       8,593

                                                         ---------    ---------
   Net cash provided by financing activities               413,716      740,053
                                                         =========    =========



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (125,400)     369,146
CASH AT BEGINNING OF PERIOD                                125,400      316,600
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    --      $ 685,746
                                                         =========    =========


            The notes to consolidated condensed financial statements
                    are an integral part of these statements.

                      U.S. Microbics Inc., and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)
                                   (Continued)


                                                                For the Three
                                                                 Months Ended
                                                                 December 31,
                                                              ------------------
                                                                1999      1998
                                                              --------  --------
Supplemental disclosures of non-cash
       Investing and financing activities:

     Purchase of equipment under capital lease obligation      $  --     $16,858

     Preferred stock issued for note receivable                $  --     $  --

     Common stock options exercised in settlement of
       accrued expenses                                        $31,200   $  --

     Cash paid for:
          Interest                                             $   554   $  --
          Income taxes                                         $  --     $  --





            The notes to consolidated condensed financial statements
                    are an integral part of these statements

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED DECEMBER 31, 1999 AND 1998 (Unaudited)

1.   Basis of Presentation

The unaudited consolidated condensed financial statements of U.S. Microbics, Inc. and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company suggests that the these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1999.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at December 31, 1999 and the results of its operations and its cash flows for the periods presented.

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

Risks and Uncertainties

For the three months ended December 31, 1999 the Company has generated only limited revenues of $28,457. During this same period, the Company incurred a net loss of $509,051 and had negative cash flows from operations of $542,305. As of December 31, 1999, the Company has an accumulated deficit of $7,149,128. The Company had no revenues during the fiscal years ended September 30, 1998 and 1997. The Company incurred net losses of $2,932,500 in fiscal 1999 and $1,411,800 in fiscal 1998.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED DECEMBER 31, 1999 AND 1998 (Unaudited)

To date, the Company has relied on private placements of equity and debt to fund its operating and capital requirements. The Company is planning on raising additional capital through the issuance of stock in private placements or a public offering. The Company is currently developing business opportunities and operations through its wholly-owned subsidiaries. There can be no assurance that such additional equity financing will be available on terms acceptable to the Company, if at all or that such business opportunities will occur as planned, if at all. Based upon the current financial condition of the Company, additional capital will be required in order for the Company to continue its ongoing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to December 31, 1999, the Company has raised approximately $321,500, net of issuance costs, pursuant to a private placement offering for its Series C preferred stock at ranging in price from $100 to $150 per share.

3.   Inventories:

Inventories consist of the following:

                                                             December  31,
                                                                 1999
                                                               -------
          Raw materials and supplies                           $ 4,661
          Finished goods                                        68,848
                                                               -------
                                                               $73,509
                                                               =======



4.   Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. During the three months ended December 31,1999 and 1998, common stock equivalents are not considered because they would be anti-dilutive.

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

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED DECEMBER 31, 1999 AND 1998 (Unaudited)

6.   Commitments and contingencies (continued):

     Purchase commitment:

     During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain inventories at a total cost of $194,000. The Company made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the purchase agreement.


7.   Equity Financing

During the three months ended December, 1999, the Company received cash proceeds, net of offering costs of $18,000, totaling $407,000 pursuant to a private placement offering for its Series C preferred stock at $100 to $150 per share.

                                     PART I


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified below, as well as the matters set forth in the Company's Annual Report on 10-KSB for the year ended September 30, 1999 and its other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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




Overview

During the fiscal year ended September 30, 1999, the Company's efforts were directed to developing its biotechnology product line, fund raising, building organizational infrastructure and the continued construction of manufacturing facilities for production and shipment of microbes for remediation of hydrocarbons, sewage treatment and agriculture applications and for the retrofitting and shipment of the Bio-Raptor(TM). The Company conducted product demonstrations to show the efficacy of the microbial products in hydrocarbon applications, odor control, waste management, manure and greenwaste conversion to compost, and restaurant and hotel applications. A technical support team consisting of hydrocarbon, sewage and agriculture specialists was hired and trained, a catalogue of products was produced in printed and Internet downloadable form, training courses were developed and given for new users and a sales and marketing training program was developed.

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

The Company intends to raise additional capital to fund operations through September 2000 and beyond, and anticipates that cash generated from financings and projected revenues will enable it to fulfill cash needs for fiscal year 2000 operations. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company, if at all, or to generate such revenues. There can be no assurance that the Company will receive such financing or generate revenues in the time frame anticipated, if at all.

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




Results of Operations

For the three months ended December 31, 1999 compared to the three months ended December 31, 1998

The Company had revenues of $28,457 during the three months ended December 31, 1999, as compared to $176,728 of revenues for the same period in fiscal 1998. Revenues for the three months ended December 31, 1999 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for and oil company and sales of microbial blends for grease trap remediation.

Selling, general and administrative ("SG&A") expenses for first quarter of fiscal year 2000 totaled $547,742 compared to $271,951 for the same period in fiscal year 1998. SG&A expenses for the first quarter of fiscal year2000 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses.

The Company incurred a net loss of $509,051 and had negative cash flows from operations of $542,305 for the three months ended December 31, 1999 compared to a net loss of $267,900 and negative cash flows from operations of $223,557 for the three months ended December 31, 1998. Basic and diluted net loss per share was $(.09) for the three months ended December 31, 1999 compared to $(.11) for the three months ended December 31, 1998. The decrease was due to the increase in average shares outstanding of 5,694,644 for the three months ended December 31, 1999 compared to 2,392,409 for the corresponding period in 1998.

In order to continue implementing the Company's strategic plan, the Company is planning on raising up-to an additional $5,000,000 from private placements during the second and third quarters of fiscal 2000. The funds are targeted to expand the fermentation manufacturing operation and the staffing of sales subsidiaries.

Although the Company is expecting to increase revenues during the last half of fiscal 2000, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

The agreement provides that:

     o SSWM will (i) provide the Bio-Raptor(TM) and bioremediation technology, products and services; (ii) manage and operate the soil recycling centers including interacting with various federal, state and local environmental authorities and private environmental companies overseeing and administering clean-up efforts; and (iii) oversee, manage and administer the clean-up of contaminated sites acquired by the joint venture.

     o Global Environmental, Inc. will identify and secure a variety of contaminated sites and properties that have the potential for commercially viable redevelopment.

     o LG Enterprises, an affiliate of LandGrant Corporation which is a full service real estate operating company headquartered in San Diego, California, will assist in the development of a number of projects containing contaminated soil that must be remediated. The Company believes that LandGrant's financial expertise, developed through its financing of acquisition and construction projects, will benefit the Company.

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



Liquidity and Capital Resources.
--------------------------------

Cash and cash equivalents totaled $ 0.00 and $125,400 at December 31, 1999 and September 30, 1999, respectively. The Company had net bank overdrafts of $53,483 as of December 31, 1999. Net cash used in operations was $542,305 for the three months ended December 31, 1999, compared to $ 223,557 for the comparable period in fiscal 1998.

During the three months ended December 31, 1999, the Company raised $407,000 net of placement fees of approximately $18,000, from private placements of Series C preferred stock. As of December 31, 1999, the Company has negative working capital of $665,313 as compared to negative working capital of $554,800 as of September 30, 1999. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to December 31, 1999 the Company has raised approximately $321,500, net of placement fees. The Company believes that it has sufficient cash to continue its operations through March 31, 2000, and anticipates that cash generated from anticipated private placements and projected revenues during the second and third quarters of fiscal 2000 will enable it to fulfill cash needs for fiscal 2000 and through fiscal 2003 operations.

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

During the last half of fiscal 2000, the Company projects expenditures for plant and equipment of approximately $5,000,000 and research and development costs of less than $1,000,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with Bio-Raptor(TM) configuration for specific applications. The Company also plans to increase its number of employees to approximately 50 by the end of fiscal year 2000.

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

On December 16, 1999, Extec USA, Inc. filed a lawsuit against the Company in the Riverside County Superior Court, Case No. 336732. This lawsuit asserts that the Company failed to pay the full purchase price for certain shredding equipment. The Company has reached an out of court settlement with Ex tec USa to increase the deposit on the equipment by $20,000 prior to February 22, 2000, and an additional $10,000 by April 30, 2000. The Company anticipates fulfilling this agreement.

On December 17, 1999, Red Mountain Pacific, LLC filed a lawsuit against the Company in the San Diego County Superior Court, Case No. N002193. This lawsuit asserts that the Company failed to pay the full rental price for certain equipment. The Company has negotiated a settlement where by a payment of $10,000 is to be made by February 15 and final payment of $8,000 by February 22, 2000. The Company anticipates fulfilling this agreement.





Item 2.   Changes in Securities and Use of Proceeds.

During the three months ended December 31, 1999, the Company raised $407,000, net of placement fees, from the issuance of shares of Series C Preferred Stock pursuant to a private placement.. The shares of Series C Preferred Stock issued pursuant to the private placement were not registered under the Securities Act of 1933, as amended, because the subject transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.


Item 3.   Defaults Upon Senior Securities.

               None

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Subsequent Events:

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



Item 6.   Exhibits and Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on December 10, 1999, as amended on Form 8-K/A on December 21, 1999, as a result of re-engaging Bradshaw Smith & Company LLP, as its independent certifying accountant.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                         U.S. Microbics, Inc.


Date: February 14, 2000                  By: /s/ Robert C. Brehm
-----------------------                  -----------------------
                                         Robert C. Brehm, President and
                                         Chief Executive Officer

                                         By: /s/ Conrad Nagel
                                         --------------------
                                         Conrad Nagel, Chief Financial Officer