Form 10QSB
period 2000-03-31
US MICROBICS INC
filed 2000-05-15
CIK 774454

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                       ----------------------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ________________

     Commission File No.: 0-14213

                              U.S. MICROBICS, INC.
           (name of small business issuer as specified in its charter)

            Colorado                                  84-0990371
-------------------------------                    -------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

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

Yes  |X|  No  |_|

As of May 11, 2000. The registrant had 8,227,301 shares of its Common Stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes   No |X|


--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                 as of               as of
                                                                                               March 31,         September 30,
                                                                                                 2000                 1999
ASSETS                                                                                        (Unaudited)          (Audited)
                                                                                             -------------       -------------
CURRENT ASSETS:

     Cash and cash equivalents                                                               $         --        $    125,400
     Accounts receivable                                                                            2,929                  --
     Prepaid expenses and other assets                                                             33,185              22,100
     Inventories (Note 3)                                                                          72,516              68,600
                                                                                             -------------       -------------
          Total current assets                                                                    108,630             216,100
PROPERTY AND EQUIPMENT, NET                                                                       231,382             239,700
DEPOSITS                                                                                           26,110              27,300
                                                                                             -------------       -------------
          Total assets                                                                       $    366,122        $    483,100
                                                                                             =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                                                   $    658,492        $    766,000
     Current portion of capital lease obligation                                                    4,952               4,900
                                                                                             -------------       -------------
          Total current liabilities                                                               663,444             770,900
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                                    3,093               5,300
                                                                                             -------------       -------------
          Total liabilities                                                                       666,537             776,200
                                                                                             -------------       -------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)                                                                 --                  --

STOCKHOLDERS' DEFICIT:

     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 12,608 and 17,163 shares issued
               and outstanding; aggregate liquidation preference of $12,608 and $17,163             1,261               1,700
          Series B; 500,000 shares authorized; 8,007 and 13,969 shares issued
               and outstanding; aggregate liquidation preference of $8,007 and $13,969                801               1,400
          Series C; 50,000 shares authorized; 45,227 and 40,110 shares issued and outstanding; aggregate liquidation preference of $4,522,700 and
               $4,011,000                                                                           4,523               4,000
          Series D; 50,000 shares authorized; 5,525 and 4,725 shares issued and
               outstanding; no liquidation preference                                                 553                 500
                                                                                             -------------       -------------
                                                                                                    7,138               7,600
     Common stock; $.0001 par value; 150,000,000 shares authorized;
          7,138,190 and 6,010,380 shares issued and outstanding                                       714                 600
     Additional paid-in capital                                                                 6,810,193           6,212,900
     Stock options and warrants                                                                 1,526,830             963,400
     Treasury stock                                                                                    --             (33,300)
     Stock subscriptions notes receivable                                                        (943,665)           (804,200)
     Accumulated deficit                                                                       (7,701,625)         (6,640,100)
                                                                                             -------------       -------------
          Total stockholders' deficit                                                            (300,415)           (293,100)
                                                                                             -------------       -------------
          Total liabilities and stockholders' deficit                                        $    366,122        $    483,100
                                                                                             =============       =============

    The notes to consolidated condensed financial statements are an integral part of these statements.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     FOR THE SIX
                                                                MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                                2000              1999
                                                            ------------     ------------

REVENUES ($50,000 FROM RELATED PARTIES IN 1999)             $    13,894      $    51,728

COST OF REVENUES                                                 38,638           17,744
                                                            -----------      -----------

GROSS (LOSS) PROFIT                                             (24,744)          33,984

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                 1,076,823        1,161,079
                                                            -----------      -----------

LOSS FROM OPERATIONS                                         (1,101,567)      (1,127,095)

OTHER INCOME                                                     40,020            8,579

                                                            ===========      ===========
NET LOSS                                                    $(1,061,547)     $(1,118,516)
                                                            ===========      ===========

Net loss per common share (basic and diluted) (Note 4):
     Net loss from continuing operations                    $      (.17)     $      (.35)

Weighted average common shares outstanding                    6,205,704        3,220,511


         The notes to consolidated condensed financial statements are an integral part of these statements.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE SIX
                                                                MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                                2000              1999
                                                            ------------     ------------


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                 $(1,061,547)     $(1,118,516)
   Adjustment to reconcile net loss to cash used in
        operating activities:
   Depreciation                                                  22,283           14,376
   Stock, stock options, and warrants in exchange for
        services                                                 76,900           87,050
   Decrease (increase) in:
          Accounts receivable                                    (2,929)          (3,074)
          Prepaid expense, deposits and other                    (9,895)         (79,249)
          Inventory                                              (3,916)        (139,519)
   Increase (decrease) in:
          Accounts payable and accrued expenses                (112,146)         353,728
                                                            -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                        (1,091,250)        (885,204)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                           (14,000)        (235,213)
                                                            -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                           (14,000)        (235,213)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of preferred stock and stock options in
         private placements                                     939,350          808,227
   Cancellation of treasury stock                                33,300               --
   Exercise of stock options                                      7,200           15,250
                                                            -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       979,850          823,477
                                                            -----------      -----------

DECREASE IN CASH                                               (125,400)        (296,940)
CASH AT BEGINNING OF PERIOD                                     125,400          316,600
                                                            -----------      -----------
CASH AT END OF PERIOD                                       $        --      $    19,660
                                                            ===========      ===========


         The notes to consolidated condensed financial statements are an integral part of these statements.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                     FOR THE SIX
                                                                MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                                2000              1999
                                                            ------------     ------------
Supplemental disclosures of non-cash
     Investing and financing activities:

Purchase of equipment under capital lease obligation        $        --      $    14,900

Preferred stock issued for note receivable                  $   100,000      $   785,000

Common stock issued in exchange for services                $    11,900      $        --

Common stock options exercised in settlement of
     accrued expenses                                       $    65,000      $    59,000

Cash paid for:
     Interest                                               $     3,007      $       276
     Income taxes                                           $        --      $        --


         The notes to consolidated condensed financial statements are an integral part of these statements.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of U.S. Microbics, Inc. (the "Company") and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company suggests that the these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1999.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at March 31, 2000 and the results of its operations and its cash flows for the periods presented.

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

2.   ORGANIZATION AND RISKS AND UNCERTAINTIES

ORGANIZATION

The Company was organized on December 7, 1984 under the laws of the State of Colorado as Venture Funding Corporation. The Company amended its Articles of Incorporation in June 1993 changing its name to Global Venture Funding, Inc. The Company amended its Articles of Incorporation in May 1998 changing its name to U.S. Microbics, Inc. The Company has been engaged in a variety of operations since inception.

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

RISKS AND UNCERTAINTIES

For the six months ended March 31, 2000, the Company has generated only limited revenues of $13,894. During this same period, the Company incurred a net loss of $1,061,547 and had negative cash flows from operations of $1,091,250. As of March 31, 2000, the Company has an accumulated deficit of $7,701,625. The Company had no revenues during the fiscal years ended September 30, 1998 and 1997. The Company incurred net losses of $2,932,500 in fiscal 1999 and $1,411,800 in fiscal 1998.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

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

Subsequent to March 31, 2000, the Company has raised approximately $109,000, net of issuance costs, pursuant to a private placement offering for its Series C preferred stock at ranging in price from $100 to $150 per share.

3.   INVENTORIES:

Inventories consist of the following:

                                                    MARCH 31,
                                                      2000
                                             -------------------
       Raw materials and supplies            $             5,315
       Finished goods                                     67,201
                                             -------------------
                                             $            72,516
                                             ===================



4.   NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. During the six months ended March 31, 2000 and 1999, common stock equivalents are not considered because they would be anti-dilutive.

5.   COMMITMENTS AND CONTINGENCIES

Litigation:

     In March 1999, the Company was served with a stockholder derivative lawsuit titled Merriam v. U.S.Microbics, et. al. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. The Company has formed a special independent committee of the Board of Directors to investigate these claims. The Company has engaged outside legal counsel to represent it in this matter and intends to vigorously defend this action. Although management believes the lawsuit to be without merit, an unfavorable ruling would have a material adverse impact on the Company's financial position and results of operations.

     In December, 1999, the Company was served with a lawsuit by one of its suppliers for nonpayment of various purchases. The company has settled this lawsuit by paying all of the amounts owed to the supplier.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)

     COMMITMENTS AND CONTINGENCIES (CONTINUED):
     Purchase commitment:

     During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain inventories at a total cost of $194,000. The Company made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for the remainder of the purchase price plus attorney's fees under the purchase agreement. The company is currently in settlement negotiations with the supplier and expects to negotiate a resolution that is equitable and fair to both parties.

6.   EQUITY FINANCING

     During the six months ended March 31, 2000, the Company received cash proceeds, net of offering costs of $35,400, totaling $939,350 pursuant to a private placement offering for its Series C Preferred Stock at $100 to $150 per share. Subsequent to March 31, 2000, the Company has raised approximately $109,000, net of placement fees.

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

The Company's achievement of its objectives is highly dependent, among other factors, on its ability to raise the necessary capital to build the production facility that will supply potential new customers and satisfy the potential demand from prior customers that previously utilized products based on the Microbial Technology. The Company intends to raise additional working capital through the sale of common and preferred stock or debt and through potential licensing arrangements. There can be no assurance that the Company will raise such capital on terms acceptable to the Company, or if at all. The Company's failure to obtain adequate financing may jeopardize its existence. See "Liquidity and Capital Resources."

OVERVIEW

During the fiscal year ended September 30, 1999, the Company's efforts were directed to developing its biotechnology product line, fund raising, building organizational infrastructure and the continued construction of manufacturing facilities for production and shipment of microbes for remediation of hydrocarbons, sewage treatment and agriculture applications and for the retrofitting and shipment of the BIO-RAPTOR(TM). The Company conducted product demonstrations to show the efficacy of the microbial products in hydrocarbon applications, odor control, waste management, manure and green-waste conversion to compost, and restaurant and hotel applications. A technical support team consisting of hydrocarbon, sewage and agriculture specialists was hired and trained, a catalogue of products was produced in printed and Internet downloadable form, training courses were developed and given for new users and a sales and marketing training program was developed.

The Company's powder blending facility is now complete and its expected production capacity for its microbial blends is 200,000 units per month. The Company has implemented its in-house fermentation production and is increasing capacity to supply sufficient microbes to meet sales projections for fiscal year 2000.

The Soil Recycling Center business plan has been developed and defined specific steps for obtaining government permits, environmental approvals and funding and beginning operations. The Company ran a demonstration center using manure and green-waste to demonstrate product efficacy, develop operator training techniques, determine Bio-Raptor(TM) operational logistics, manpower requirements, water application and control procedures, loading and unloading, and land farming and windrow optimization. These results were used in the Signal Hill Petroleum demonstration program that demonstrated bioremediation of heavy crude oil hydrocarbons to non-detectable levels within a six-week time frame.

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

The Company intends to raise additional capital to fund operations through September 2000, and anticipates that cash generated from financing and projected revenues will enable it to fulfill cash needs for fiscal year 2000 operations. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company, if at all, or to generate such revenues. There can be no assurance that the Company will receive such financing or generate revenues in the time frame anticipated, if at all.

If the Company receives sufficient financing or generates sufficient revenues, then the Company intends to expand its fermentation capacity and sales and marketing efforts during fiscal year 2000. During the first quarter of fiscal year 2000, the Company is building infrastructure (i.e., personnel, procedures and systems) and intends to establish initial sales and marketing operations. Research and development costs are projected to be under $1,000,000, which will be associated primarily with specific product case study results for generating sales and marketing collateral material. The Company plans to increase the number of employees to approximately 40 by the end of the fiscal 2000.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1999

The Company's revenues decreased 73%, or $37,834 to $13,894 for the six months ended March 31, 2000, from $51,728 for the same period in fiscal 1999 primarily as a result of a decrease in licenses revenue. Revenues for the six months ended March 31, 2000 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for and oil company and sales of microbial blends for grease trap remediation.

Selling, general and administrative ("SG&A") expenses decreased 7%, or $84,256 to 1,076, for the six months ended march 31, 2000, from $1,161,079 for the same period in fiscal 1999 primarily as a result of a reduction in consulting expenses. SG&A expenses for the six months ended March 31, consisted primarily of occupancy, payroll, accounting, legal, consulting, and public relations expenses.

The Company incurred a net loss of $1,061,547 and had negative cash flows from operations of $1,091,250 for the six months ended March 31, 2000 compared to a net loss of $1,118,516 and negative cash flows from operations of $(885,204) for the six months ended March 31, 1999. Basic and diluted net loss per share was $(.17) for the six months ended March 31, 2000 compared to $(.35) for the six months ended March 31, 1999. The decrease was due to the increase in average shares outstanding to 6,205,704 for the six months ended March 31, 2000 compared to 3,220,511 for the corresponding six months ended March 31, 1999.

Although the Company believes revenues will increase during the last half of fiscal 2000, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up to an additional $5,000,000 from private placements during the third and fourth quarters fiscal 2000. The funds are targeted to expand the fermentation manufacturing operation and the staffing of sales subsidiaries. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. The Company's failure to obtain adequate financing may jeopardize its existence. See "Liquidity and Capital Resources."

ENVIRONMENTAL RECLAMATION, INC. JOINT VENTURE

On March 27, 2000, the Company entered into a letter of intent with Environmental Reclamation Inc., (ERI) that provided that the company and ERI will establish a joint venture to engage in bioremediating contaminated properties, and operate soil recycling centers in one or more major U.S. cities. U.S. Microbics is to supply the bioremediation technology and ERI is to act as the contractor for bioremediation projects or as the operator for the soil recycling centers. It is expected that the definitive agreement will provide that:

o U.S, Microbics Inc. and Sub-Surface Waste management. (SSWM), a wholly owned subsidiary engaged in the manufacturing an distribution of bioremediation products will (a) provide the Bio-Raptor(TM) and bioremediation technology, products and services; (b) support the use of the technology, products and services with technical support services; (c) leverage its business and political relationships to secure bioremediation contracts or clean-up opportunities and (d) arrange financing to acquire the soil recycling centers and the deployment of its proprietary technology. The soil recycling centers will be setup to process hydrocarbon (including MTBE) and pesticide contaminated soil, greenwaste, animal waste, kitchen grease, contaminated railroad ties and telephone poles, and other waste materials as dictated by local market conditions.

o ERI will be responsible for (a) managing and operating the Soil Recycling Centers, including interacting with various federal, state and local environmental authorities and private environmental companies involved in overseeing and administering clean-up efforts; (b) overseeing, managing and administering the clean up of contaminated sites or properties remediated by the joint venture; (c) identifying, bidding and acquiring contracts for bio-remediation of contaminated sites/properties or other projects that have potential for profitable contribution to the joint venture; and (d) locating sites in various municipalities suitable for soil recycling centers.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents totaled $ 0.00 and $125,400 at March 31, 2000 and September 30, 1999, respectively. The Company had net bank overdrafts of $25,300 as of March 31, 2000. Net cash used in operations was $1,091,250 for the six months ended March 31, 2000, compared to $885,204 for the comparable period in fiscal 1999.

During the six months ended March 31, 2000, the Company raised $939,350, net of placement fees, of approximately $35,400, from private placements of Series C Preferred Stock. As of March 31, 2000, the Company has negative working capital of $554,814 as compared to negative working capital of $554,800 as of September 30, 1999. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to March 31, 2000 the Company has raised approximately $109,000, net of placement fees However the Company will have to raise an additional $900,000 either from the sale of equity securities, debt or operating revenues to continue it operations through June 30, 2000, The Company anticipates that cash generated from anticipated private placements and projected revenues during the third and fourth quarters of fiscal 2000 will enable it to fulfill cash needs for fiscal 2000 and through fiscal 2003 operations. However, thee can be no assurance that any such private placements will be completed or that any such revenues will materialize either of which could have a material adverse effect on the Company.

In January 2000, the Company signed a term sheet with Swartz Private Equity, LLC of Atlanta, Georgia for up to a $35 million equity line. The term sheet calls for a private equity line for the purchase of the Company's Common Stock, subject to registration and certain other conditions and limited to a percentage of dollar trading volume. On January 27, 2000, the Company issued a warrant to Swartz for the purchase of up to 250,000 shares of Common Stock in connection with the proposed equity line. Warrants for 100,000 shares of Common stock will be exercisable upon the end of the final document review period, 75,000 shares will be exercisable upon the execution of the equity line documents, and 75,000 shares shall be exercisable upon the earlier of (i) July 10, 2000 or (ii) the date on which the related registration is declared effective. Each warrant has an exercise price equal to $2.00 per share. On March 14, 2000 the Company completed the investment agreement with Swartz Private Equity, LLC for the equity line up to $35 million. The Company filed an SB-2 registration statement with regard to the equity line on May 5, 2000.

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

Assuming the Company raises projected capital during the last half of fiscal 2000, the Company projects expenditures for plant and equipment of approximately $3,000,000 and research and development costs of less than $1,000,000,. Research and development costs will be associated primarily with Bio-Raptor(TM) configuration for specific applications. The Company also plans to increase its number of employees to approximately 40 by the end of fiscal year 2000.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In March 1999, the Company was served with a shareholder derivative lawsuit titled Merriam v. U.S. Microbics, et al., Marin County Superior Court, Case No. 991288. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. The Company has formed a special independent committee of the Board of Directors to investigate these claims. The Company has engaged outside legal counsel to represent it in this matter and intends to vigorously defend this action. Although management believes the lawsuit to be without merit, an unfavorable ruling would have a material adverse impact on the Company's financial position and results of operations.

On December 16, 1999, Extec USA, Inc. filed a lawsuit against the Company in the Riverside County Superior Court, Case No. 336732. This lawsuit asserts that the Company failed to pay the full purchase price for certain shredding equipment. The Company has reached an out of court settlement with Extec USA to increase the deposit on the equipment by $30,000 by May 31, 2000. The Company anticipates fulfilling this agreement.

On December 17, 1999, Red Mountain Pacific, LLC filed a lawsuit against the Company in the San Diego County Superior Court, Case No. N002193. This lawsuit asserts that the Company failed to pay the full rental price for certain equipment. The company has negotiated a settlement where by a payment of $10,000 is to be made by February 15 and final payment of $8,000 by February 22, 2000. The Company has fulfilled its obligation under this agreement.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2000, the Company raised $532,350 net of placement fees, from the issuance of shares of Series C Preferred Stock pursuant to a private placement. The shares of Series C Preferred Stock issued pursuant to the private placement were not registered under the Securities Act of 1933, as amended (the "Securities Act"), because the subject transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 4, 2000, a special meeting of shareholders was held to approve a 1-for-20 reverse stock split of each class of the Company's capital stock and ratify all stock transfers and sales of the Company's capital stock made as if the Reverse Split had been implemented effective August 20, 1997. Both matters were required to be approved by a majority of the shares of Common Stock and Preferred Stock, each voting separately as a class and each was so approved. Shares eligible to vote -

Common Shares 6,639,546 and for Preferred Shares 219,363. The proposal passed as follows: Common Stock votes for approval- 1,263,900, votes against 21,816 and votes abstaining 10,124. Preferred Stock approval - votes for 205,044, votes against 10,000 and abstaining votes 4,325.

SUBSEQUENT EVENTS:

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to March 31, 2000 the Company has raised approximately $109,000, net of placement fees.

On May 5, 2000, the Company filed a SB-2 Registration Statement related to the result of shares issued to Schwartz Private Equity, LLC in connection with a $35 million equity line provided to the Company. In general the Company is registering up to 20,094,000 shares of Common Stock to be sold over a period of 3 years as provided in an Investment Agreement dated March 14, 2000. The Company filed a Form 8-K on April 10, 2000 reporting the Investment Agreement and other related agreements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Investment Agreement, dated March 14, 2000 by and between the Company and Schwartz Private Equity, LLC (incorporated by reference to Exhibit 5.1 of the Company's Form 8-K filed April 10, 2000).

     Warrant to Purchase Common Stock, dated as of January 27, 2000, issued to Schwartz Private Equity, LLC (incorporated by reference to Exhibit 5.2 of the Company's Form 8-K filed April 10, 2000)

     Registration Rights Agreement, dated as of March 14, 2000, by and between the Company and Schwartz Private Equity, LLC (incorporated by reference to the Company's Form 8-K, filed April 10, 2000)

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                       U.S. MICROBICS, INC.


Date: May 15, 2000        By:      By:   /s/ Robert C. Brehm
                                      --------------------------------------
                                      Robert C. Brehm, President and
                                      Chief Executive Officer

                                   By:   /s/ Conrad Nagel
                                      --------------------------------------
                                      Conrad Nagel, Chief Financial Officer