Form 10QSB
period 2000-06-30
US MICROBICS INC
filed 2000-08-15
CIK 774454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from ______________ to ___________,

                          Commission File No.: 0-14213

                              U.S. MICROBICS, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

           Colorado                                        84-0990371
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                             5922-B Farnsworth Court
                           Carlsbad, California 92008
               (Address of principal executive offices) (Zip code)

                                 (760) 918-1860
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  |X|  No  |_|

As of August 7, 2000 the registrant had 9,290,622 shares of its Common Stock, $0.0001 par value per share, outstanding.

            Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      U.S. Microbics, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                                                 AS OF                AS OF
                                                                                                 JUNE 30,         SEPTEMBER 30,
                                                                                                 2000                 1999
ASSETS                                                                                        (UNAUDITED)           (AUDITED)
                                                                                              -----------           ---------
Current assets:
     Cash and cash equivalents                                                            $             --    $          125,400
     Accounts receivable                                                                            15,868                    --
     Prepaid expenses and other assets                                                              31,061                22,100
     Inventories (Note 3)                                                                           71,810                68,600
                                                                                            --------------      ----------------
          Total current assets                                                                     118,739               216,100
Property and equipment, net                                                                        235,932               239,700
Deposits                                                                                            26,110                27,300
                                                                                            --------------      ----------------
          TOTAL ASSETS                                                                    $        380,781    $          483,100
                                                                                            ==============      ================
                                                                                            ==============      ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

     Accounts payable and accrued expenses                                                $        655,437    $          766,000
     Current portion of capital lease obligation                                                     4,952                 4,900
                                                                                            --------------      ----------------
          Total current liabilities                                                                660,389               770,900
Capital lease obligation, net of current portion                                                     2,063                 5,300
                                                                                            --------------      ----------------
          TOTAL LIABILITIES                                                                        662,452               776,200
                                                                                            --------------      ----------------

Commitments and contingencies (Note 5)                                                                  --                    --

Stockholders' deficit:
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 8,422 and 17,163 shares issued                         842                 1,700
               and outstanding; aggregate liquidation preference of $8,421 and $17,163
          Series B; 500,000 shares authorized; 7,459 and 13,969 shares issued                          746                 1,400
               and outstanding; aggregate liquidation preference of $7,459 and $13,969
          Series C; 50,000 shares authorized; 49,773 and 40,110 shares issued                        4,977                 4,000
               and outstanding; aggregate liquidation preference of $4,977,300 and
               $4,011,000
          Series D; 50,000 shares authorized; 5,525 and 4,725 shares issued and                        553                   500
               outstanding; no liquidation preference
                                                                                            --------------      ----------------
                                                                                                     7,118                 7,600
     Common stock; $.0001 par value; 150,000,000 shares authorized;                                    888                   600
          8,875,622 and 6,010,380 shares issued and outstanding
     Additional paid-in capital                                                                  8,866,385             6,212,900
     Stock options and warrants                                                                  1,526,830               963,400
     Treasury stock                                                                                     --               (33,300)
     Stock subscriptions notes receivable                                                      (2,446,166)              (804,200)
     Accumulated deficit                                                                       (8,236,726)            (6,640,100)
                                                                                           --------------       ----------------
        TOTAL STOCKHOLDERS' DEFICIT                                                              (281,671)              (293,100)
                                                                                           --------------       ----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $        380,781    $          483,100
                                                                                            ==============      ================

--------------------------------------------------------------------------------

         The notes to consolidated condensed financial statements are an integral part of these statements.

                      U.S. Microbics, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED JUNE 30,

                                                                      2000                1999
                                                                 ----------------    ---------------

Revenues ($50,000 from related parties in 1999)               $           26,348  $          65,130

Cost of revenues                                                          23,337             27,704
                                                                ----------------    ---------------

Gross profit                                                               3,011             37,426

Selling, general, and administrative expenses                          1,639,681          2,079,011
                                                                ----------------    ---------------

Loss from operations                                                  (1,636,670)        (2,041,585)

Other income                                                              40,020             45,836

                                                                ================    ===============
Net loss                                                      $       (1,596,650)  $     (1,995,749)
                                                                ================    ===============

Net loss per common share (basic and diluted) (Note 4):
     Net loss from continuing operations                      $             (.23)  $          (.48)

Weighted average common shares outstanding                             6,939,861         4,187,803


         The notes to consolidated condensed financial statements are an integral part of these statements.

--------------------------------------------------------------------------------

                      U.S. Microbics, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED JUNE 30,

                                                                              2000                 1999
                                                                         ---------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $      (1,596,650)  $        (1,995,749)
   Adjustment to reconcile net loss to cash used in
        operating activities:
   Depreciation                                                                 34,174                24,814
   Stock, stock options, and warrants in exchange for services                 333,449               323,218
   Decrease (increase) in:
          Accounts receivable                                                  (15,868)              (61,733)
          Prepaid expense, deposits and other                                   (7,771)             (106,297)
          Inventory                                                             (3,210)             (186,158)
   Increase (decrease) in:
          Accounts payable and accrued expenses                               (107,683)              558,477
                                                                       ---------------      ----------------
Net cash used in operating activities                                       (1,363,559)           (1,443,428)
                                                                       ---------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (30,441)             (256,213)
                                                                       ---------------      ----------------
Net cash used in investing activities                                          (30,441)             (256,213)
                                                                       ---------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock and stock options in private                  1,228,100             1,631,107
         placements
   Cancellation of treasury stock                                               33,300                    --
   Exercise of stock options                                                     7,200                27,750
                                                                       ---------------      ----------------
Net cash provided by financing activities                                    1,268,600             1,658,857
                                                                       ---------------      ----------------

Decrease in cash                                                              (125,400)              (40,784)
Cash at beginning of period                                                    125,400               316,600
                                                                       ---------------      ----------------
Cash at end of period                                               $               --  $            275,816
                                                                       ===============      ================


         The notes to consolidated condensed financial statements are an integral part of these statements.

--------------------------------------------------------------------------------

                      U.S. Microbics, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                         NINE MONTHS ENDED JUNE 30,
                                                                      2000                       1999
                                                                 ----------------            ------------

Supplemental disclosures of non-cash
  Investing and financing activities:

     Purchase of equipment under capital lease obligation            $          --         $      13,968

     Preferred stock issued for note receivable                      $     315,001         $     779,000

     Common stock issued for note receivable                         $          --         $       8,332

     Common stock issued in exchange for services                    $      35,650         $      50,000

     Common stock options exercised in settlement of                 $     165,000         $      59,000
       accrued expenses

     Cash paid for:
          Interest                                                   $       3,614         $         890
          Income taxes                                               $          --         $          --


         The notes to consolidated condensed financial statements are an integral part of these statements.


--------------------------------------------------------------------------------

                     U.S. MICROBICS, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDTAED FINANCIAL STAMENTS
           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)


1.    BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of U.S. Microbics, Inc. (the "Company") and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 1999.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at June 30, 2000 and the results of its operations and its cash flows for the periods presented.

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

2.    ORGANIZATION AND RISKS AND UNCERTAINTIES

ORGANIZATION

The Company was organized on December 7, 1984 under the laws of the State of Colorado as Venture Funding Corporation. The Company amended its Articles of Incorporation in June 1993 to change its name to Global Venture Funding, Inc. The Company amended its Articles of Incorporation in May 1998 to change its name to U.S. Microbics, Inc. The Company has been engaged in a variety of operations since its inception.

During August 1997, the Company acquired the assets of Xyclonyx, a privately held company founded to develop, apply and license patented toxic and hazardous waste treatment and recovery processes as well as to license and apply microbially enhanced oil recovery technologies and products.

The Company has five wholly-owned subsidiaries: West Coast Fermentation Center, Sub Surface Waste Management, Inc. ("SSWM"), Sol Tech Corporation (d.b.a. - Wasteline Performance Corporation), Bio-Con Microbes and Applied Microbic Technologies, Inc. West Coast Fermentation Center's primary business is to cultivate microbial cultures that are to be sold to other subsidiaries of the Company. Sub Surface Waste Management's business is to assemble and sell products using technology licensed from Xyclonyx. Sol Tech Corporation and Bio-Con Microbes are companies formed to service the sewage treatment and agriculture markets, respectively. Applied Microbic Technologies, Inc. intends to (i) license to customers in the United States the use of microbial blends that are specially formulated for Microbially Enhanced Oil Recovery ("MEOR") in the United States and (ii) provide related technical support services.

RISKS AND UNCERTAINTIES

For the nine months ended June 30, 2000, the Company has generated limited revenues of $26,348. During this same period, the Company incurred a net loss of $1,596,650 and had negative cash flows from operations of $1,363,559. As of June 30, 2000, the Company has an accumulated deficit of $8,236,726. The Company had revenues of $66,900 during the fiscal year ended September 30, 1999 and had no revenues during the fiscal years ended September 30, 1998 and 1997. The Company incurred net losses of $2,932,500 in fiscal 1999 and $1,411,800 in fiscal 1998.

--------------------------------------------------------------------------------

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)


To date, the Company has relied on private placements of equity and debt to fund its operating and capital requirements. The Company intends to raise additional capital through the issuance of stock in private placements or in a public offering or through the incurrence of debt. The Company is currently developing business opportunities and operations through its wholly-owned subsidiaries. There can be no assurance that such additional financing will be available on terms acceptable to the Company, if at all, or that such business opportunities will occur as planned, if at all. Based upon the current financial condition of the Company, additional capital will be required in order for the Company to continue its ongoing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to June 30, 2000, the Company has collected approximately $138,000, net of issuance costs, on notes receivable related to a private placement of its Series C preferred stock at prices ranging from $50 to $100 per share.

3.         INVENTORIES

Inventories consist of the following:

                                                                    JUNE 30,
                                                                      2000
                                                               ----------------
   Raw materials and supplies                                   $      5,315
   Finished goods                                                     66,495
                                                               ----------------
                                                                $     71,810
                                                               =================



4.   NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. During the nine months ended June 30, 2000 and 1999, common stock equivalents are not considered for calculations because they would be anti-dilutive.

5.   COMMITMENTS AND CONTINGENCIES

Litigation:

In March 1999, the Company was served with a stockholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al., which alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants in exchange for their services. The Company has formed a special independent committee of the Board of Directors to investigate these claims, has engaged outside legal counsel to represent it in this matter, and intends to vigorously defend this action. Although management believes the lawsuit is without merit, an unfavorable ruling would have a material adverse impact on the Company's financial position and results of operations.

Purchase commitment:

During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain inventories at a total cost of $194,000 and made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier sued the Company for the remainder of the purchase price plus attorneys' fees. The Company has reached an out of court settlement with the supplier to increase the deposit on the equipment by $30,000. The Company expects to fulfill this requirement.


--------------------------------------------------------------------------------

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)


7.    EQUITY FINANCING

During the nine months ended June 30, 2000, the Company received cash proceeds of approximately $1,228,100, net of offering costs, pursuant to a private placement of its Series C preferred stock at prices ranging from $50 to $150 per share. Subsequent to June 30, 2000, the Company has raised approximately $138,000, net of issuance costs, in notes receivable related to a private placement of its Series C preferred stock. As of June 30, 2000, the Company had $940,000 in notes receivable from the sale of 9,750 shares of Series C preferred stock.

--------------------------------------------------------------------------------

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

                                   THE COMPANY

The Company creates and markets proprietary microbial technologies that provide natural solutions to many of today's environmental problems. For instance, the microbes or "bugs" can be used to break down various substances including oil, diesel, fuel, arsenic, certain toxic waste, and certain water and soil contaminants. The foundation for the Company's developments is its access to and ownership of certain proprietary microbial technology, bioremediation patents, knowledge, processes, and unique microbial culture collection developed over the past 30 years by the late George M. Robinson and his daughter Mery C. Robinson (collectively, the "Microbial Technology").

The Company intends to leverage the products, applications, and customer base developed by the Robinsons and to apply, develop, license, and commercialize the Microbial Technology. The Company envisions itself laying the foundation for the international commercialization of proprietary products based on the Microbial Technology for applications in the global environmental, manufacturing, agricultural, and natural resource markets. Unlike certain other start-up companies that must develop a product or technology and find a market and customers, the Company already owns advanced proprietary technology as well as products that have been utilized in various environmental and agricultural applications worldwide. The Company is attempting to assemble the capital, personnel, and manufacturing and distribution capacity necessary to successfully commercialize the Microbial Technology.

The Company's initial objective is to establish itself as a leading provider of environmental technology and products to companies in the United States through the licensing of technology that meets governmental standards, is environmentally friendly, is easy to manufacture and apply, and yields profit for its licensees. To achieve this objective, the Company intends to focus its strategy on the following three elements: (i) entering into joint ventures with environmental contractors for hydrocarbon and waste cleanup, (ii) developing a manufacturing center for its proprietary microbial blends, and (iii) selling waste cleanup products and agricultural growth enhancement and aquaculture/mariculture applications to end users.

The Company's success is highly dependent on its ability to raise the necessary capital to build the production facility that will supply new customers and satisfy the demand from prior customers that previously utilized products based on the Microbial Technology. The Company intends to raise additional capital through the sale of equity securities, the incurrence of debt, and entering into licensing arrangements. There can be no assurance that the Company will raise such capital on terms acceptable to the Company, if at all. The Company's failure to obtain adequate financing may jeopardize its existence. See "Liquidity and Capital Resources" below.

During the fiscal year ended September 30, 1999, the Company's efforts were directed to developing its biotechnology product line, fund raising, building organizational infrastructure and the continued construction of manufacturing facilities for production and shipment of microbes for remediation of hydrocarbons, sewage treatment

--------------------------------------------------------------------------------
and agriculture applications and for the retrofitting and shipment of the BIO-RAPTOR(TM). The Company also conducted product demonstrations to show the efficacy of the microbial products in hydrocarbon applications, odor control, waste management, manure and green-waste conversion to compost, and restaurant and hotel applications. The Company hired and trained a technical support team consisting of hydrocarbon, sewage and agriculture specialists was produced in printed a catalogue of products in an Internet downloadable form, conducted training courses for new users, and developed a sales and marketing training program.

The Company's powder blending facility is now complete. The facility has an expected production capacity for its microbial blends is 200,000 units per month. The Company has implemented its in-house fermentation production and is increasing capacity to supply sufficient microbes to meet sales projections for fiscal 2000.

On August 7, 2000, the Company, through its wholly owned subsidiary, Sub-Surface Waste Management, Inc. entered into a joint venture with Environmental Reclamation Inc., (ERI) forming Environmental Bio-Reclamation, L.L.C. (EBR) to engage in bio-remediating contaminated properties, and operate soil recycling centers in one or more major U.S. cities. U.S. Microbics is to supply the bioremediation technology and ERI is to act as the contractor for bioremediation projects or as the operator for the soil recycling centers. EBR is completing a paid demonstration for a major company.

On August 10, 2000, the Company formed Natura Agricultura, S.A De C.V., a corporation formed under the laws of Mexico ("Natura") for the purposes of distributing its agriculture products to Central and South America. Natura recently started operations but has not yet generated significant sales or revenues. There can be no assurance that Natura will achieve significant sales or revenues or even if a market for its Microbial Technology will develop in Central and South America.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1999

The Company's revenues decreased 60%, or $38,782 to $26,348 for the nine months ended June 30, 2000, from $65,130 for the same period in fiscal 1999 primarily as a result of a decrease in hydro-carbon sales. Revenues for the nine months ended June 30, 2000 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for an oil company and sales of microbial blends for agricultural applications.

Selling, general and administrative expenses decreased 21%, or $439,330 to $1,639,681 for the nine months ended June 30, 2000, from $2,079,011 for the same period in fiscal 1999 primarily as a result of a reduction in consulting expenses. Selling, general and administrative expenses for the nine months ended June 30, 2000 consisted primarily of occupancy, payroll, accounting, legal, consulting, and public relations expenses.

The Company incurred a net loss of $1,596,650 and had negative cash flows from operations of $1,363,559 for the nine months ended June 30, 2000 compared to a net loss of $1,995,749 and negative cash flows from operations of $1,443,428 for the nine months ended June 30, 1999. Basic and diluted net loss per share was $.23 for the nine months ended June 30, 2000 compared to a diluted net loss per share of $.48 for the nine months ended June 30, 1999. The decrease was partially due to the increase in average shares outstanding to 6,939,861 for the nine months ended June 30, 2000 compared to 4,187,803 for the corresponding nine months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $0.00 and $125,400 at June 30, 2000 and September 30, 1999, respectively. The Company had net bank overdrafts of $60,775 as of June 30, 2000. Net cash used in operations was $1,363,559 for the nine months ended June 30, 2000, compared to $1,443,428 for the comparable period in fiscal 1999.

During the nine months ended June 30, 2000, the Company raised $1,223,600, net of issuance costs in private placements of its Series C preferred stock. As of June 30, 2000, the Company has negative working capital of $541,650 as compared to negative working capital of $554,800 as of September 30, 1999. The Company will need to continue to raise funds by various financing methods to maintain its operations until such time as cash generated

--------------------------------------------------------------------------------
by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

On March 14, 2000, the Company entered into an Investment Agreement (the "Investment Agreement") to sell up to $35.0 million of the Company's common stock to Swartz Private Equity, LLC ("Swartz"). As part of the consideration for the Investment Agreement, the Company issued warrants to Swartz to purchase an aggregate of 250,000 shares of common stock at an exercise price of $2.00 per share. In addition, the Company will pay financial advisory and finders' fees of $25,000 in connection with this equity line financing arrangement.

Under the terms of the Investment Agreement:

o The Company periodically may choose to sell shares of its common stock to Swartz. If the Company elects to sell shares to Swartz, then the purchase price for such shares will be the lesser of (i) ninety-two percent (92%) of the lowest closing bid price (the "Market Price") for the Company's common stock during the thirty days following the date that such shares are delivered to Swartz, or (ii) the Market Price minus $.10 per share.

o If the Company elects not to put shares of its common stock to Swartz, then it may be obligated to pay fees to Swartz of up to $100,000 every six months.

o If the Investment Agreement is terminated by the Company or by Swartz for certain enumerated reasons, including breach of the Investment Agreement by the Company, then the Company may be obligated to pay fees to Swartz of up to $200,000.

o Each time that the Company elects to sell shares of its common stock to Swartz, the Company is obligated to issue and deliver to Swartz a warrant to purchase a number of shares equal in value to fifteen percent (15%) of the Market Price of such shares of its common stock. The warrant is exercisable at one hundred ten percent (110%) of the Market Price for such shares of its common stock.

The number of shares of common stock that may be issued to Swartz at any time is limited by the historical trading volume of the common stock. Based on the recent historical trading volume and trading prices, the Company would not be able to sell a sufficient number of shares to Swartz to draw down the entire equity line before its expiration. In addition, if the common stock continue to trade at such volume and prices, the Company will be unable to sell a sufficient number of shares to Swartz to fund its operations without additional sources of capital. The Investment Agreement also gives Swartz a right of first refusal with respect to any of the Company's future financings.

To date, the Company has financed its operations principally through private placements of equity securities and debt. The Company estimates that it will have to raise at least an additional $200,000 to continue its operations through September 30, 2000. Although the Company believes revenues will increase during the last quarter of fiscal 2000, the Company will need to raise additional funds to maintain its ongoing operations, reduce its accounts payable, and to implement its strategic plan. Assuming the Company raises projected capital during the last quarter of fiscal 2000, the Company projects expenditures for plant and equipment of approximately $10,000 and research and development costs of less than $25,000. Research and development costs will be associated primarily with Bio-Raptor(TM) configuration for specific applications. The Company also plans to expand its formation manufacturing operation and to increase the number of employees to approximately 25 by the end of fiscal 2000.

The Company anticipates that cash generated from sales of shares to Swartz, from additional private placements of equity securities, and from projected revenues during the fourth quarter of fiscal 2000, will enable it to fulfill its cash needs for the remainder of fiscal 2000. However, there can be no assurance that any such revenues will materialize. The Company's failure to obtain adequate financing may jeopardize its existence.

--------------------------------------------------------------------------------

The Company's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including: (i) the rate at which microbial products are shipped and generate profits; (ii) the necessary level of sales and marketing activities for environmental products; and (iii) the effort needed to develop additional distribution channels to commercial viable levels.

The Company will need additional capital to continue its operations beyond fiscal 2000 and will endeavor to increase revenues from operations and to raise funds through the sale of equity securities to Swartz and to others and through the incurrence of debt. There can be no assurance that additional private or public financing, including debt or equity financing, will be available when needed, or on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and any additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to successfully obtain additional future funding may jeopardize the Company's ability to continue as a going concern.

--------------------------------------------------------------------------------

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

In March 1999, the Company was served with a shareholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al, Marin County Superior Court, Case No. 991288 seeking damages and which alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants in exchange for services. The Company has formed a special independent committee of the Board of Directors to investigate these claims. The Company has engaged outside legal counsel to represent it in this matter and intends to vigorously defend this action. Although management believes the lawsuit to be without merit, an unfavorable ruling would have a material adverse impact on the Company's financial position and results of operations.

On December 16, 1999, Extec USA, Inc. filed a lawsuit against the Company in the Riverside County Superior Court, Case No. 336732 which asserts that the Company failed to pay the full purchase price for certain shredding equipment. The Company has reached an out of court settlement with Extec USA to increase the deposit on the equipment by $30,000. The Company expects to fulfill this requirement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the nine months ended June 30, 2000, the Company raised $1,223,600 net of issuance costs, from the issuance of shares of Series C preferred stock pursuant to a private placement. The shares of Series C preferred stock issued pursuant to the private placement were not registered under the Securities Act of 1933, as amended (the "Securities Act"), because the subject transaction involved a non-public offering exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         27.1 Financial Data Schedule

(b)      Reports on Form 8-K

         On April 10, 2000, the Company filed a Report on Form 8-K pursuant to
         Item 5 disclosing its entering into agreements with Swartz Private Equity, LLC to secure an equity line financing arrangement for the Company.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                           U.S. MICROBICS, INC.


Date: August 14, 2000                      By:     ROBERT C. BREHM
                                              -----------------------
                                               /S/ Robert C. Brehm, President
                                                   and Chief Executive Officer


                                           By:      CONRAD NAGEL
                                              -----------------------
                                               /S/  Conrad Nagel,
                                                    Chief Financial Officer