Form 10KSB
period 2000-09-30
US MICROBICS INC
filed 2001-01-16
CIK 774454

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-KSB
(Mark One)

/X/   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                   For the fiscal year ended September 30, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to _____________

                               -------------------

                          Commission File No.: 0-14213
                              U.S. MICROBICS, INC.
                 (Name of small business issuer in its charter)

                Colorado                                            84-0990371
     (State or other jurisdiction of                     (IRS Employer Identification No.)
     incorporation or organization)

                             5922-B Farnsworth Court
                           Carlsbad, California 92008
                                 (760) 918-1860
   (Address of principal executive offices and Registrant's telephone number)

                               -------------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Title of each class               Name of each exchange on which registered
                None                                          None

     Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

                               -------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/
NO / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Issuer's revenues for the fiscal year ended September 30, 2000: $18,900

         Aggregate market value of voting and non-voting common equity held by non-affiliates: $8,090,250.

         Common Stock, $0.0001 par value per share 11,767,638 shares outstanding as of December 21, 2000.

         Documents Incorporated by Reference:  None.

         Transitional Small Business Disclosure Format
         (check one):  YES /X/  NO / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



PART I......................................................................................................................1

   Item 1.     Description of Business......................................................................................1
   Item 1.     Organization of Business.....................................................................................3
   Item 2.     Description of Property.....................................................................................22
   Item 3.     Legal Proceedings...........................................................................................22
   Item 4.     Submission of Matters to a Vote of Security Holders.........................................................23

PART II....................................................................................................................24

   Item 5.     Market for Common Equity and Related Shareholder Matters....................................................24
   Item 6.     Management's Discussion and Analysis or Plan of Operation...................................................27
   Item 7.     Financial Statements........................................................................................34
   Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure........................34

PART III...................................................................................................................34

   Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................................................................34
   Item 10.    Executive Compensation......................................................................................37
   Item 11.    Security Ownership of Certain Beneficial Owners and Management..............................................40
   Item 12.    Certain Relationships and Related Transactions..............................................................43
   Item 13.    Exhibits and  Reports on Form 8-K...........................................................................43

SIGNATURES.................................................................................................................45

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

OVERVIEW

         U.S. Microbics, Inc. (the "Company") is in the process of becoming an environmental technology service provider utilizing the proprietary microbial technology, bioremediation patents, knowledge, processes and unique microbial culture collection developed over 30 years by the late George M. Robinson and his daughter Mery C. Robinson (collectively, the "Microbial Technology") in conjunction with sound engineering practices that provide natural solutions to many of today's environmental problems. The Company intends to leverage the products, the prior field applications, and manufacturing techniques developed by the Robinsons to apply, develop, license and commercialize the Microbial Technology for applications in soil bioremediation, water treatment, and agricultural growth enhancement. Unlike certain other start-up companies that need to develop a product or technology and find a market and customers, the Company already has advanced, proprietary technology, as well as products that have been utilized in various environmental and agricultural applications worldwide. The Company is in the process of determining and obtaining the capital, personnel and manufacturing and distribution capacity necessary to commercialize the Microbial Technology.

         The Company's objective is to establish itself as a profitable technology service provider (TSP) of environmental products and professional engineering services. To achieve this objective, the Company is building an organizational strategy based on the following five elements: (i) Packaging proprietary technology solutions which are protected by patents, trademarks, trade secrets, confidentiality agreements, or distribution licenses; (ii) Developing in-house manufacturing of microbial blends using proprietary processes yielding high valued products; (iii) Providing professional engineering services utilizing the proprietary microbial products for guaranteed performance projects; (iv) Targeting profitable, niche markets in soil and water bioremediation using the patented Bio-Raptor-TM- process and MTBEctomy-TM- and agricultural growth enhancement using Bi-AGRA-TM-; and (v) Growing the Company revenue base using strategic alliances with companies in the targeted markets on a global basis.

         The Company's achievement of its objective is highly dependent, among other factors, on its ability to raise the necessary capital to develop the organizational structure necessary to manufacture, sell, contract and deploy the technology to customers on a global basis. The Company intends to raise additional working capital through the sale of shares of its Common Stock through the Swartz Institutional Financing program (see "SWARTZ FINANCING") and/or debt and through the potential licensing of technology distribution agreements. There can be no assurance that the Company will raise sufficient capital to fund its proposed operations and the Company's failure to obtain adequate financing may jeopardize its existence. The Company has generated revenues of approximately $18,900 during the fiscal year ended September 30, 2000. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources."

         The Company's principal office is located at 5922-B Farnsworth Court, Carlsbad, California 92008, and its telephone number is (760) 918-1860. The Company has additional offices in Littleton, CO and Culiacan, Sinoloa, Mexico. The Company's home page on the Internet is located at http://www.bugsatwork.com.

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

         The Company has six wholly-owned subsidiaries:

         o XyclonyX;

         o West Coast Fermentation Center ("WCFC");

         o Sub Surface Waste Management, Inc. ("SSWM");

         o Sol Tech Corporation, d.b.a. Wasteline Performance Corporation ("Sol Tech");

         o Bio-Con Microbes ("Bio-Con"); and

         o Applied Microbic Technologies, Inc. ("AMTI").


         XyclonyX is the technology company maintaining the patents, trademarks and protection mechanisms, develops the proprietary formulations for specific applications, and performs new product research and development based on the Microbial Technology. WCFC's primary business is to manufacture microbial cultures that are to be sold to other subsidiaries of the Company. SSWM's core objective is to be a profitable technology service provider for bioremediation customers who require guaranteed performance solutions for soil and water contamination problems using the Bio-Raptor-TM- and MTBEctomy-TM- hydrocarbon treatment products. Sol Tech and Bio-Con are companies formed to service the waste treatment and agriculture markets, respectively. AMTI intends to sell products to oil and gas operators that use microbial blends that are specially formulated for Microbially Enhanced Oil Recovery (MEOR). The Company's strategy is to maintain the Microbial Technology formulas with the technology experts at XyclonyX, produce the microbe blends and formulations in its WCFC fermentation facility and utilize sales subsidiaries (SSWM, Sol-Tech, Bio-Con, and AMTI) to sell and license the technology solutions to targeted customers.

ITEM 1. ORGANIZATION OF BUSINESS

ORGANIZATIONAL STRUCTURE

         The Company has developed an organizational structure of multiple corporations for the purpose of segmenting its operations into distinct units for proprietary microbe or "bug" production, research and development ("R&D"), licensing and patent protection and the intended sale and licensing of microbial products and related services to specific market segments. As the public holding company, the Company intends to coordinate the deployment of the Microbial Technology to its subsidiaries that in turn will license the technology and sell products and related services to end users. Several of the Company's subsidiaries utilize corporate names that have been used successfully by predecessor companies selling the Microbial Technology.

         The Company and its subsidiaries are described more fully below:

U.S. MICROBICS, INC.

         The Company intends to orchestrate profitably the operations of its subsidiaries and to provide administrative functions at beneficial economies of scale. The Company is in the process of acquiring the capital needed to acquire the necessary personnel and facilities and to operate the individual subsidiaries. The Company then intends to allocate its resources among the subsidiaries so that they can operate profitably within the organizational structure. The Company provides to its subsidiaries public relations, accounting, legal, human resources, capital acquisition and merger and acquisition services.

WEST COAST FERMENTATION CENTER

         WCFC manufactures microbial blends by using fermentation technology, powder blending techniques and combinatorial liquifaction including microbial blends for the Remediline-TM-, Wasteline-TM- and Bi-Agra-TM- product lines. WCFC intends to build a larger microbe laboratory, pilot plant and quality control center to meet projected production demands in fiscal year 2001 if additional funds are generated from sales and/or equity/debt funding.

XYCLONYX

         XyclonyX provides research, develop, formulate, protect, apply, acquire, license and transfer its technologies, consisting of patents, proprietary knowledge, products, processes and personnel, for hydrocarbon impacted soil and water treatment and agricultural growth enhancement.

         In May 2000 XyclonyX completed a successful pilot program that demonstrated the efficacy of using its proprietary microbes, (in a formulation called MTBEctomy-TM-), to treat Methyl-Tertiary-Butyl-Ether (MTBE), a chemical compound used as a fuel additive in gasoline, which has caused widespread and serious contamination of the nation's drinking water supplies. Successful implementation of the treatment protocol developed by XyclonyX could help reduce the danger that MTBE poses to human health.

         While the use of MTBE as a fuel additive has helped to achieve significant reductions in air emissions, unlike other components of gasoline, MTBE dissolves and spreads readily in groundwater, does not degrade easily and is difficult and costly to remove from groundwater. The U.S. Environmental Protection Agency (EPA) is considering a limit or ban on the use of MTBE as a fuel additive.

         In response to the growing concerns regarding MTBE and customer requests for a cost effective, environmentally friendly alternative for MTBE cleanup, the XyclonyX research team performed a pilot project on client MTBE contaminated water, fine tuning the recipe of microbes required to treat the MTBE. The sample consisted of MTBE, Benzene, Toluene, Ethylbenzene, and Xylene
(BTEX), and gasoline with concentrations over 10,000 parts per billion. Within five days after initial microbial treatment, non-detect (ND) levels were validated by an independent, state-certified lab.

         The excellent results achieved by the research team are directly applicable to the cleanup of MTBE contaminated soil and water using injection of microbes to contaminated groundwater, above-ground applications where contaminated soil is processed through U.S. Microbics' patented Bio-Raptor-TM-, in existing tank farm storage tanks, and, where necessary, transported to a bioreactor for offsite treatment.


SUB-SURFACE WASTE MANAGEMENT, INC.

         In August of 29,2000, Bruce Beattie was named President of Sub-Surface Waste Management, Inc. (SSWM). Mr. Beattie brings over 24 years experience in the environmental service industry with expertise in business development, operations and project management. In early September of 2000, under the directions of Mr. Beattie, SSWM formed an Engineering Services Division of four professionals which to direct, support and execute project assignments within SSWM and provide these same services to the water treatment and agriculture subsidiaries within U.S. Microbics. The Engineering Services Division is headquartered in Littleton, Colorado where Mr. Behzad Mirzayi, MS, P.E., manages the office as Chief Engineer and Executive Vice President of SSWM.

         Mr. Behzad Mirzayi, MS, P.E. has over 19 years experience in diversified areas of engineering, construction, and management. He has extensive experience managing office and field staffs and professionals involved in multi-discipline design and construction projects and management of profit and loss centers. He has a diverse background in all types of management, civil, environmental, geotechnical and structural engineering, construction management, technical supervision analysis and design, and construction oversight, cost and time management, risk evaluation, cost estimation and client and regulatory interface for mining, industrial, oil and gas facilities. His major areas of specialization include engineering design and construction management, geotechnical and structural design, and the determination and implementation of remedial corrective measures associated with soil and groundwater contamination due to oil and gas industrial and mining activities.

         Mr. Behzad Mirzayi, MS, P.E. is a registered Professional Engineer, Nationally and in the States of Colorado, Montana, Nebraska, North Dakota, Utah and Wyoming and a Licensed General Contractor in the States of Idaho and New Mexico.

Target Markets:

         SSWM will participate principally with clients, their consultants and contractors to provide on-site in-situ and ex-situ treatment services. SSWM can act as sub-contractor, vendor or joint-venture partner. SSWM has the following target client base:

                Major and Regional Oil Companies,
                Manufacturing & Mining Companies,
                Environmental Consulting Engineers & Contractors,
                Property Development Companies,
                Property Management Companies,
                Railroads and Utilities,
                Food Processing, Feedlot and Stable Operators.

Description of Service:

         SSWM has both fixed and mobile treatment capacities designed to address the following waste streams:

         Petroleum Hydrocarbons, MTBE, Chlorinated Solvents & Heavy Metals, i.e.: Soils, Wastewater & Groundwater, both In-situ & Ex-situ,

         Wastewater and Water Run-off i.e.: industrial & agricultural to meet conservation recycling and discharge requirements, Telephone Poles & Railroad Ties, Green Wastes, Manure, Grease & Animal Wastes.

SSWM Project Managers and Professional Engineers provide:

         Engineering support for treatment system design, start-up and operation,
         Interact with Federal, State and Local Regulatory Agencies,
         Interface with clients, environmental clean-up contractors, engineers
          & consultants,
         Oversee, manage and direct the application of treatment services.

         SSWM is responding to emerging problems, such as the treatment of gasoline releases with Methyl-Tertiary-Butyl Ether (MTBE). SSWM with support from its sister company, XyclonyX, has successfully demonstrated the efficacy of using its patented products to reduce MTBE concentrations in some cases to non-detect in a matter of days.

Additional Markets Served:

         Process Treatment System Optimization:

                  SSWM can address the needs of water, wastewater and industrial process water treatment systems with its engineers and microbial scientists providing system planning, design, construction, start-up, operation and monitoring programs. Additionally, SSWM develops small systems for rural communities, large systems for population centers, and specialized systems for industrial and municipal needs. SSWM specialists have experience in upgrading and improving existing facilities considering the costs for alternative technologies. This often results in expanded capacity and decreased operational expenses while producing savings in capital investments.

         Emergency Response Support

                  SSWM engineers and technical staff are 40 hour Hazwopper Health & Safety trained and certified and will support emergency spill response crews with mobile treatment systems such as the Bio-Raptor-TM- which in optimum soil conditions can process and inoculate contaminated soils up to 500 tons per hour. SSWM engineers have also prepared and implemented several Spill Prevention Control and Countermeasure (SPCC) Plans, Stormwater Pollution Prevention Plans, and Stormwater Management Plans.


         SSWM intends to license patented BIO-RAPTOR-TM- processes, hydrocarbon microbial blends (Remediline-TM-) and associated technical services to solve customer environmental problems within the United States and in foreign countries to qualified technical service firms with engineering capabilities. SSWM has delivered microbial blends and performed large-scale treatment demonstrations this past year to remove hydrocarbons from soil at petroleum production facilities in California. SSWM is working with clients faced with significant impacts to soils, environmental consultants, remediation contractors, and commercial developers to place the Bio-Raptor-TM- into commercial operation as either a transportable unit or as a fixed unit in a soil-recycling center. SSWM also has successfully demonstrated the Bio-Raptor-TM- in greenwaste and composting applications with typical processing times that are substantially faster than processing using natural conversion.

         In October 1999 SSWM's patented Bio-Raptor-TM- process and proprietary microbial blends were applied to soil contaminated with crude oil at a site in Long Beach, California owned by Signal Hill Petroleum. The demonstration project was undertaken to provide current data on the effectiveness of the bioremediation process using the Bio-Raptor-TM- and the proprietary microbial blends custom manufactured for client jobs. The Signal Hill site was chosen due to its crude oil contamination presence in a monitored bio-cell. The 3,000 ton bioremediation project was set up to measure hydrocarbon degradation rates and times, equipment and manpower operation, throughput rates, process costs, sampling methodology and soil morphology logistics. The application of microbial blends was accomplished in less than three days and target results were completed within 9 weeks.


SOL TECH CORPORATION

         Sol Tech has delivered limited quantities of waste treatment and odor control products (Wasteline-TM-) to customers in the hospitality, energy generation, restaurant and assisted living markets. Sol-Tech is revamping its marketing strategy from a product company to a technology solutions provider for water and waste treatment problems.

BIO-CON MICROBES, INC.

         In July of 2000, Robert Brehm, CEO of U.S. Microbics, Inc., appointed F.L. "Gus" Olson to head Bio-Con Microbes, Inc. Mr. Olson has over 35 years of agricultural industry experience prior to joining Bio-Con. Prior to joining Bio-Con as Chief Executive Officer; Mr. Olson was President and CEO of CalAgra Industries, a food processing company, GO/Western Produce and Commodities, Inc., a produce growing and marketing company, and Earth Resource Data Corporation, a venture capital backed multispectral remote sensing company serving the Agriculture and Forestry industries. In addition to his extensive experience within the agricultural industry, Mr. Olson has developed and implemented microbial inoculants within in his own farming operations in California, Arizona, and Old Mexico. Olson is a graduate of the prestigious California Agricultural Leadership program as a

Kellogg Fellow. He received his Master's degree in Finance and his undergraduate degree in Marketing.

         On August 1, 2000 Bio-Con introduced the Bi-Agra-TM- product line that restores the soil so it can heal itself, making agriculture sustainable. The Bi-Agra-TM- product line of microbial soil supplements is able to restore and enhance the soil's capability to sustain agriculture. The Bi-Agra-TM-proprietary blends of microbes' work in the soil to increase germination rates, accelerate growth, and enhance crop yields and quality. Bi-Agra-TM- blends have demonstrated success in field studies carried out on sugar cane, beans, potatoes, peppers, tomatoes, strawberries, melons, squash as well as ornamental shrubs, trees and turf grass. As a result, the soil is able to function as it was intended and the roots are able to extract from the soil the nutrients and moisture that are now readily available. The crops become both disease and insect suppressant and require less water and nitrogen based fertilizers to sustain them.

         On August 2, 2000, Bio-Con formed a 98% owned Mexican corporation Natura Agricultura, de C.V. to serve as it's international marketing arm for agricultural products and services based upon naturally occurring micro-organisms and additives. Gus Olson, President of Bio-Con, appointed Rene De S. Palomares as President of Natura Agricultura. Sr. Palomares has twenty years experience in the manufacturing and marketing bio-rational fertilizers to growers throughout the world. He also has extensive background in direct farming of high value crops. Sr. Palomares is well know and respected throughout Mexico and Latin America.

         On September 7, 2000 Natura Agricultura S.A. de C.V. (Natura Ag), the Mexican Subsidiary of Bio-Con Microbes completed the preliminary phases of registration for the product Bi-Agra-TM- BTA 500. Bi-Agra-TM- BTA 500 is one product in a line of proprietary soil supplements that is able to restore and enhance the soil's capability to produce high value crops. Bi-Agra-TM- BTA 500 entered the formal testing phase with sales of the product executed under the current registration number.

         Entry into the registration process requires a comprehensive efficacy testing program and Sonora State University's Extension Farm will be the site of the testing trials and the efficacy performance required by Mexican Law. Administered by Dr. Cosme Guerrero R, these trials will include comprehensive trial testing of BTA 500 on grapes (both wine grapes and table grapes), asparagus, tomatoes, and other vegetable crops. Due to efforts of Dr. Guerro and his staff, Sonora State University is gaining an international reputation for its work in bio rational approaches to soil and crop improvement.

         To support the sales effort in Mexico, on December 15, 2000, Bio-Con agreed to acquire the manufacturing equipment, formulas, labels and products of Acidos Humicos located in Culiacan, Mexico. The assets were incorporated as part of the Agricultura Natura, S.A. de C.V. operations. Managed by Sr. Palomares. This acquisition gives Natura Ag a bio-rational fertilizer manufacturing capability. Products being produced include Penox-TM-, Fertizone-TM-, MicroVita-TM-, FertiVita-TM- and other bio-rational fertilizers and biotics. These products will be sold internationally in conjunction with the Bio-Con Bi-Agra-TM- microbial inoculates. Field research has shown that combining these products with Bio-Con's microbes significantly increases plant growth and yield. The first shipment of products from Natura Agricultura was made in December of 2000.

APPLIED MICROBIC TECHNOLOGY, INC.

         AMTI intends to license customers in the United States to use microbial blends that are specially formulated for Microbially Enhanced Oil Recovery
(MEOR) and provide related technical support services, ongoing market research and investigation of strategic partners.

PRODUCT PROFILE

         The Company intends to license its patented technology, manufacture and sell its proprietary blends, provide turn-key engineering services and educate and train customers concerning the proper use and application of its products. The Company's major products and processes include the following: in-situ bioremediation of underground contaminants; surface enclosed and open bioremediation of contaminants; open-water (both fresh and marine) containment/treatment bioremediation; habitat restoration of environmentally "challenged" areas; increased agriculture/aquaculture and mariculture food production; and decreased water and fertilizer use in agricultural applications. In addition, the Microbial Technology and related products can be used in niche markets, such as agriculture, decorative water landscape maintenance and restaurant grease traps. With services and products covering a variety of potential applications, the Company believes that it is positioned to offer customer-driven applications that are cost effective and beneficial to its future customers.

         The SSWM BIO-RAPTOR-TM- is a patented bioremediation shredder, sprayer and conveyor system for the cleanup of hydrocarbon contaminated soils. It treats soil contamination on-site, reducing costs, increasing material treatment surface area and aeration, reducing retention time, and lowering potential liability through on-site treatment and the elimination of risks relating to contaminant transportation and site downtime. The Bio-Raptor-TM- consists of the Microbial Application System-TM- (MAS) which is comprised of the sprayer, pump and activation system, and a separate shredder and conveyor system. The MAS can be adapted to existing shredder/conveyor systems of prospective customers.

         In addition to the above ground BIO-RAPTOR-TM- process, the Company offers in-situ treatment for the direct remediation of sub-surface soils and groundwater regimes impacted by petroleum hydrocarbons, MTBE, heavy metals and chlorinated solvents in a process that does not require soil excavation. The in-situ and BIO-RAPTOR-TM- processes for waste decomposition use non-genetically-engineered blends of naturally-occurring microbes, having been accepted and classified by the U.S. Department of Agriculture (USDA Accession no. AS 6.3) since 1979 as non-systemic, relatively safe microbes, the highest level of safety authorized. In-situ applications are engineered solutions which are effective in hard-to-reach contaminated areas and/or environmentally sensitive locations.

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

SERVICE PROFILE

         The Engineering Services Division directs supports and executes project assignments within SSWM and provides these same services to the water treatment and agriculture subsidiaries within

U.S. Microbics. SSWM mission is to provide cutting-edge environmental treatment engineering and technology services to waste generators, their consultants and contractors and address environmental impacts to soil, water and groundwater regimes.

         The Engineering Services Division is headquartered in Littleton, Colorado where Robert Singer, P.E., has been appointed Director of Engineering Services. Mr. Singer has BS in Civil Engineering from the University of Colorado and is registered as a Professional Engineer in Colorado. Mr. Singer's expertise encompasses both civil and environmental engineering with an emphasis in design, permit, build and operate environmental waste clean-up treatment systems.

CUSTOMER PROFILE

         The Company plans to license its technology and sell its products to customers that previously utilized the Microbial Technology in the bioremediation, agricultural and waste treatment industries. The Company believes that many customers require natural solutions for "better-faster-cheaper" waste treatment, increased food production and lower water and natural resource consumption. The Company further believes that future customers could also include, insurance companies, land fill operators, farmers, nurseries, food processors, restaurants, municipalities, state and federal governments, golf courses, water districts, fisheries, and financial institutions.

         The Company has shipped (through December 2000) products to agriculture customers in Mexico and SSWM captive petroleum remediation projects in California and Scotland, U.K.

TECHNOLOGY OVERVIEW

         PRODUCT LINES. The Company currently has four product lines now supported by SSWM Engineering Services that are defined in the following table:

              PRODUCT LINE             DESCRIPTION OF TYPICAL USE
              ------------             --------------------------
              BIO-RAPTOR-TM-           Bio-Raptor-TM- and Microbial Application System-TM-

              WASTELINE-TM-            Anaerobic and Aerobic Waste Treatment Products

              REMEDILINE-TM-           Hydrocarbon Treatment Products for In-situ and Ex-situ projects

              BI-AGRA-TM-              Agricultural, Aquaculture and Mariculture Treatment Products, Biorational
                                       fertilizers and Biotics, and Bio-Dynamic Products


         PATENTS. The process patents include the following: ex-situ decontamination of hydrocarbon contaminated soil -- U.S. patent #5,039,415; and in-situ oil contamination clean up by use of microbes and air--U.S. patent 5,334,533. XyclonyX also owns the Australian patent #652103 entitled "Decomposition of Hydrocarbon Contaminated Soil."

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

         RESEARCH AND DEVELOPMENT. During each of the last three fiscal years, the Company has incurred minimal R&D expenditures relating to its activities for microbial blends and associated processes. With the addition of SSWM Engineering Services, new applications and microbial blends are being created to address specific waste streams such as heavy metals. A new project feasibility test lab was setup in 2000 in existing lab facilities.


HUMAN RESOURCES

         As of December 19, 2000, the Company had 13 full-time employees and 5 full-time and part-time consultants, for a combined total of 18 employees and consultants. The Company's personnel are employed as follows: 4 in administrative functions; 7 in production support and manufacturing; 5 in engineering; and 2 in sales. During fiscal year 2001, the Company intends to hire additional consultants and employees in the areas of manufacturing, administration, sales and marketing, and customer support. In particular, the Company must recruit qualified personnel for key positions in its microbial manufacturing and sales operations, including qualified personnel for product management, quality control functions, web design and maintenance, and experienced sales consultants. The Company's failure to effectively recruit, hire, train and manage qualified personnel could have a material adverse effect on its business, financial condition and results of operations. See "Risk Factors--Dependence on Key Personnel."

TECHNICAL ADVISORY GROUP

         XyclonyX works with the following team of technical advisors to assist with its operations:

         o Robert B. "Jones" Grubbs, Ph.D.--bioaugmentation expert and President and CEO of Solmar Corporation, a leading marketer of biologicals to municipalities and industry located in Vista, California;

         o Zak Hassanian, Ph.D.--recognized expert in industrial-scale biological fermentation, manufacturing and production and President and CEO of Prima Pharma, a pharmaceutical biotechnology reagent company;

         o Dominic Colasito, Ph.D.--microbiologist and co-patent holder of BIO-RAPTOR-TM- with extensive fermentatiOn and field application experience; and

         o Jack Smith--co-patent holder of BIO-RAPTOR-TM- with extensive field experience in microbial bioremediatiOn for various applications including agricultural use.

         o Dr. Cosme Guerrero R - administrator for Sonora State University Extension Farm in Mexico responsible for comprehensive trial testing of Natura Ag microbial products. Due to the efforts of Dr. Guerrero and his staff, Sonora State University is gaining an international reputation for its work in bio-rational approaches to soil and crop improvement.

SALES AND MARKETING

MARKETING

         With the addition of its engineering function in September of 2000, the Company believes that it is particularly well positioned to exploit numerous market opportunities through a controlled licensing, engineered systems and microbial production program. This program will allow the Company to direct resources to research and marketing rather than to heavy equipment manufacturing.

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

         INDEPENDENT REPRESENTATIVES. Independent representatives specialize in specific vertical markets where products based on the Microbial Technology augment existing distributed products. As an additional revenue source, the Company will distribute the products based on the Microbial Technology under territory licenses and sell them at wholesale to distributors.

         OTHER. The Company intends to engage in direct advertising, professional conference participation and humanitarian support of environmentally responsible projects. The Company's products and services have been showcased in WASTE TREATMENT TECHNOLOGY NEWS, LANDSCAPE CONTRACTOR MAGAZINE, SAN DIEGO BUSINESS JOURNAL and the SAN DIEGO DAILY TRANSCRIPT.

FUTURE MARKET OPPORTUNITIES

         The Company plans to build sales both geographically and along product lines through two strategies. First, the Company plans to generate sales of its proposed products and services based on Engineering Service Solutions and Microbial Technology in as many countries and product lines as possible. Second, the Company intends to develop additional technologies based on its existing technology and market such technologies to existing and new customers.

KEY BENEFITS

         The Company believes that the key benefits of its products and services based on the Microbial Technology include:

         o proprietary mass production techniques that can be used in third world countries;

         o  high "bug density count" offering efficient products;

         o  unique microbial cultures developed over multiple years;

         o  utilization of naturally occurring bacteria;

         o environmentally friendly products and services that meet governmental standards and are easy to apply;

         o  efficient results at affordable prices;

         o  ease of shipment using regular carriers;

         o  potential for on-site growth of products for special applications;

         o  applications of products by low skilled workers; and

         o  protected market opportunities through patent protection.

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

MANUFACTURING

         The Company opened its new facility for the production of microbial blends in September 1998 and commenced shipments and inventory build-up in December 1998. During fiscal year 2000, the Company expanded its manufacturing capacity with the addition of 3 operational fermentors and supplemental equipment which increased it production capacity by 3 times over the prior year. The Company has approximately a 3-month supply of inventory based on current revenue projections. The production capability is located at its leased facility located in Carlsbad, California. The Company also shipped products for waste treatment, odor control, bioremediation and agricultural use during fiscal year 2000.

         The Company may continue third-party outsourcing arrangements for the manufacture and supply of certain products and/or components to augment its internal manufacturing capacity. The Company currently performs fermentation, blending, packaging and shipping activities at its Carlsbad facility. The engineering function is located in its offices in Littleton Colorado. The Company's continued development of its internal manufacturing capacity depends in large part on its ability to raise sufficient capital for this purpose. There can be no assurance, however, that the Company will raise sufficient capital or that it will develop adequate manufacturing capacity to meet anticipated customer demand, the failure of either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

LICENSES

         XyclonyX has granted exclusive marketing licenses to its sister subsidiaries for use of the Microbial Technology in the United States. These licenses were granted to Bio-Con (agriculture and aqua/mariculture), SSWM (BIO-RAPTOR-TM-), and Sol Tech (sewage treatment). A U.S. manufacturing license was granted to WCFC. The MEOR technology was licensed to AMTI during fiscal year 1999.

ENVIRONMENTAL MATTERS

         The Company believes that its operations currently comply in all material respects with applicable federal, state and local laws, rules, regulations and ordinances regarding the discharge of materials into the environment. The Company does not believe that maintaining such compliance will have a material impact on its capital expenditures, future earnings and competitive position. No material capital expenditures for environmental control facilities presently are planned. Although the environmental technology opportunities are numerous and the Company has shipped products and has licensed its technology, the ability to finance, build and profitably manufacture the microbial blends has not yet been achieved. The Company's failure to operate such a plant in a profitable manner could materially affect the financial results and the amount of capital required to operate the business in the future.

GOVERNMENT APPROVALS

         The Company is not aware of any additional U.S. government approvals that are needed for its products or services other than permits, and local agency approvals, associated with the ex-situ use of the Bio-Raptor-TM- on A specific site and in-situ use of its proprietary microbial blends. These permits may include a conditional use permit (to compost or treat contaminated soil), point specific discharge permits for in-situ applications and permits for water usage, air quality, and toxic substances (to be treated). The lead-time for permits can vary from several weeks to a year or more depending on site-specific circumstances. These lead times may prevent the Company from delivering remediation technology services on a timely basis for specific site applications including soil recycling centers and/or transportable Bio-Raptor-TM-applications. Where possible, SSWM EngineerinG Services will strive to bill its Standard Professional Engineering rates for documented time to complete site characterization and remedial action permitting for its customers seeking design-build-operate remediation services.

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

         STARTUP COMPANY/HISTORY OF LOSSES/UNCERTAIN PROFITABILITY. The Company and its subsidiaries are startup companies with a business plan based on the Microbial Technology and two years of operating experience. The Company has experienced annual operating losses and negative operating cash flow since its incorporation in 1984. As of September 30, 2000, the Company had an accumulated deficit of $9,191,000. In addition, the Company generated revenues during fiscal year 1999 of $66,900, and had reported revenues of $18,900 for fiscal year 2000. The Company will need to raise additional capital to continue as a going concern. The Company's auditors have indicated uncertainty concerning the Company's ability to continue as a going concern.

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

         The Company's ability to become profitable will depend on a variety of factors, including the following:

         o  The price, volume and timing of product sales;

         o SSWM ability to identify and secure new contract opportunities in the coming year,

         o Variations in gross margins on the Company's products, which may be affected by the sales mix and competitive pricing pressures;

         o Regulatory approvals for using the Company's bioremediation products, including permitting soil recycling center sites, water quality permits, air quality permits, and other permits as required by particular jurisdictions;

         o Changes in the Company's levels of research and development, including the timing of any demonstration projects for regulatory approval; and

         o  Acquisitions of products, technology or companies.

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

         INTERNATIONAL DISTRIBUTION MAY EXPLOIT PRODUCT WITHOUT COMPENSATION TO THE COMPANY. When the Company ships to foreign distributors, they may try to reverse engineer the microbial technology and exploit it without compensating the Company. They may set up manufacturing and distribution operations that could compete unfairly against the Company with lower prices and/or broader distribution. There is no assurance that the Company will be able to protect ourselves against such events. However, SSWM projects are typically engineered solutions where the microbial technology application is an integral component of the service solution. In these instances, the microbial technology is under the constant supervision of a SSWM Professional Engineer.

         THE COMPANY MAY NOT BE SUCCESSFUL IN ITS INTERNATIONAL SALES ACTIVITIES, WHICH COULD ADVERSELY AFFECT THE COMPANY'S GROWTH. The Company's international sales will be limited if the Company is unable to establish and maintain relationships with international distributors and customers. Even if the Company increases its international sales efforts, the Company cannot be certain that the Company will increase demand for its products in these markets. The Company's international operations are subject to a number of risks, including:

         o  Market acceptance;

         o  Environmental laws;

         o  Longer sales cycles;

         o  Difficulty in collecting accounts receivable;

         o  Political and economic instability;

         o  Reduced protection of intellectual property rights;

         o Protectionist laws and business practices that favor local competition;

         o  Dependence on local vendors; and

         o  Foreign language barriers.

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

         ABILITY TO COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. The Company currently maintains a supply of several hazardous materials at its facilities. While the Company currently meets these environmental requirements, there is no assurance that future laws and regulations could impose significant compliance costs. In the event of an accident, the Company could be held liable for any resulting damages that result and the liability could exceed its resources. In addition, the use of the Company's Bio-Raptor-TM- requires permits to treat contaminated soil. Permit issues may delay thE implementation and installation of the Company's products, including the Bio-Raptor-TM-.

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

         COMPETITION. The Company likely will face intense competition from other environmental biotech and environmental service companies, virtually all of which can be expected to be have longer operating histories, greater name recognition, larger installed customer bases and have significantly more financial resources, R&D facilities and manufacturing and marketing experience than the Company. There can be no assurance that developments by the Company's current or potential competitors will not render the Company's proposed products or services obsolete. In addition, the Company expects to face additional competition from new entrants into its targeted industry segments. As the demand for products and services based on the Microbial Technology grows and new markets are exploited, the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services. Although the Company believes that it has certain technical advantages over certain of its competitors, including, without limitation, the development of technological innovations that will make BIO-RAPTOR-TM- and the use of its microbial blends morE economical and efficient than other bioremediation methods, maintaining such advantages will require a continued high level of investment by the Company in R&D, marketing, sales and customer support. There can be no assurance that the Company will have sufficient resources to maintain its R&D, marketing, sales and customer support efforts on a competitive basis, or that the Company will be able to make the technological advances necessary to maintain a competitive advantage with respect to its products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

         PRODUCT LIABILITY. The development, marketing, sale and/or licensing of products based on the Microbial Technology entail liability risks in the event of product failure or claim of harm caused by product operation. While the Company is not aware of any claim against it based upon the use or failure of its products, end users of any of the Company's proposed products and services could assert claims against the Company. Although the Company intends to maintain product liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that the Company will be able to continue to obtain insurance coverage in an amount that the Company believes to be adequate. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage would have a material adverse effect on the Company's business, financial condition and results of operations.

         ENGINEERING SERVICES LIABILITY. The SSWM Engineering Services are covered under a $1M professional errors and omissions policy for the execution of Professional Engineering Services in support of company activities. While the Company is not aware of any claims or disputes exceeding this insured limit the Company will continue to maintain product liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that the Company will be able to continue to obtain insurance coverage in an amount that the Company believes to be adequate. In the event of a successful suit against the Company, lack or insufficiency of insurance coverage would have a material adverse effect on the Company's business, financial condition and results of operations.

         LIMITED SERVICE AND MANUFACTURING FACILITIES. The Company's future performance will depend to a substantial degree upon the Company's ability to engineer, manufacture, market and deliver the products and services based on the Microbial Technology in an efficient and profitable manner. In this regard, the Company leases production facilities for its Microbial Products operation
(the "Facility"), and has partially implemented its manufacturing operations at the Facility. However, the Company has no prior experience in maintaining a Facility that will manufacture the Company's products in the quantities required for profitable operations. Accordingly, there can be no assurance that the Company will be able to complete the Facility in a timely manner, that the cost of completing the Facility will not exceed management's current estimates, that the Facility's capacity will not exceed the demand for the Company's products or that such additional capacity will achieve satisfactory levels of manufacturing efficiency in a timely manner or at a level of quality control that meets competitive demands. In addition, the implementation of the Company's manufacturing operations at the Facility presents risks that, singly or in any combination, could have a material adverse effect on the Company's business, financial condition and results of operations. These risks include, but are not limited to, production delays associated with products based on the Microbial Technology, unavailability of required capital equipment and qualified personnel, raw material shortages, higher-than-expected overhead or operational costs, lack of sufficient quality control over the products and order backlogs. In addition, the Company's development of its internal manufacturing capacity will depend in large part on its ability to raise sufficient capital for this purpose. There can be no assurance, however, that the Company will develop adequate manufacturing capacity or raise sufficient capital, the failure of either of which could have a material adverse effect on the Company's business, financial condition, results of operations and possibly on the Company's relationships with its customers. The Company may consider third-party outsourcing arrangements for the manufacture and supply of certain products during the period in which the Company expands its internal manufacturing capacity. These outsourcing arrangements are subject to various risks, including, without limitation, production delays or interruptions, inferior product quality, misappropriation of trade secrets and lower profit margins.

         DEPENDENCE ON KEY PERSONNEL. The Company's success and execution of its business strategy will depend significantly upon the continuing contributions of, and on its ability to attract, train and retain qualified management, marketing, sales, operational, production, administrative and technical personnel. In this regard, the Company is particularly dependent upon the services of Robert C. Brehm, its President and Chief Executive Officer, and Mery
C. Robinson, its Chief Operating Officer and Secretary and the President of XyclonyX, Bruce Beattie, President of SSWM and Behzad Mirzayi, MS, P.E. SSWM Chief Engineer. The loss of the services of one or more of the Company's key employees and the failure to attract, train and retain additional qualified personnel in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         DEPENDENCE ON TECHNOLOGICAL DEVELOPMENTS. The markets for the Company's products and services based on the Microbial Technology are generally characterized by rapid technological change and are highly competitive with respect to timely innovations. Accordingly, the Company believes that its ability to succeed in the sale of its products and services will depend significantly upon the technological quality of its products and services relative to those of its competitors, and its ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. In particular, the Company's future success is dependent upon its BIO-RAPTOR-TM-, Remediline-TM-, Wasteline-TM- and Bi-Agra-TM-prodUct lines, each of which is new and has not achieved market acceptance. In order to develop such new products and services, the Company will depend upon close relationships with existing customers that previously utilized the Microbial Technology in the bioremediation, agricultural and waste treatment industries, and the Company's ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that the Company's customers will provide the Company with timely access to such information or that the Company will be able to develop and market its new products and services successfully or respond effectively to technological changes or new product and services of its competitors. In addition, there can be no assurance that the Company will be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on its business, financial condition and results of operations.

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

         CONCENTRATION OF STOCK OWNERSHIP. The Company's existing directors, executive officers, and their respective affiliates are the beneficial owners of approximately 59.33 % of the outstanding shares of Common Stock and common stock equivalents (convertible Preferred Stock and stock options). As a result, the Company's existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

         THE TRADING PRICE OF THE COMPANY'S COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND THE COMPANY'S Control. The trading price of the Common Stock is subject to significant fluctuations in response to numerous factors, including:

         o  Variations in anticipated or actual results of operations;

         o Announcements of new products or technological innovations by the Company or its competitors;

         o  Changes in earnings estimates of operational results by analysts;

         o  Results of product demonstrations.

         o  Inability of market makers to combat short positions on the stock;

         o Inability of the market to absorb large blocks of stock sold into the market;

         o Developments or disputes concerning the Company's patents, trademarks or proprietary rights; and

         o  Comments about us or the Company's markets posted on the Internet.

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

         UNCERTAINTY OF CONVERSION EFFECTS. Within the next 24 months from the date of this Report, the holders of a majority of the Company's Preferred Stock and certain warrant and option holders will have the right to convert their respective interests into approximately 9,361,043 shares of Common Stock. In the event that such holders of Preferred Stock, warrants and options exercise their conversion rights, the holders of the Common Stock then issued and outstanding may experience immediate and substantial dilution in the net tangible book value of their shares if earnings and other factors do not compensate for the increased number of shares of such Common Stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

         Since September 1998, the Company has occupied 22,000 square feet of manufacturing and administration office space in the Carlsbad Research Center in Carlsbad, California and since September 2000, 2,100 square feet of administration office space in Littleton, Colorado for the SSWM Engineering Services Division. The Company has a five-year lease commitment on the Carlsbad facility with a five-year option and a right of first refusal on adjacent space. The Company has a one-year lease on the Littleton facility with an option for renewal each subsequent year. The Company believes that these facilities should provide adequate space for the next two years, at which time one or more of the subsidiaries may have to relocate to other space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Approval of 1-for-20 Reverse Stock Split

On February 4, 2000, common and preferred shareholders approved a 1-for-20 reverse stock split, which had been implemented on August 20, 1997.

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

                                     BID AND ASK PRICES
PERIOD ENDING                            HIGH CLOSE             LOW CLOSE
-------------                            ----------             ---------
September 30, 2000                         $1.62                  $0.87
June 30, 2000                              $2.56                  $0.75
March 31, 2000                             $3.12                  $1.87
December 31, 1999                          $3.38                  $1.56
September 30, 1999                         $3.88                  $2.75
June 30, 1999                              $4.81                  $3.00
March 31, 1999                             $5.44                  $3.63
December 30, 1998                          $4.87                  $0.91
September 30, 1998                         $1.94                  $1.06
June 30, 1998                              $2.47                  $1.22
March 31, 1998                             $2.03                  $1.33
December 31, 1997                          $2.06                  $0.13


         The approximate number of registered certificate holders in each class of stock as of December 21, 2000 is as follows: Common Stock:11,767,588; Series II Preferred:7,053; Series B Preferred:5,772; Series C Preferred:42,822; Series D Preferred:5,425.

DIVIDENDS

         The Company has not paid cash dividends on its Common Stock and has no present plans to do so. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements, and earnings, if any, of the Company, as well as other factors which the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

         Between October 1, 1998 and September 30, 2000, the Company issued and sold the following unregistered securities, all of which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), because the subject transactions involved non-public offerings exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder:

DURING THE YEAR ENDED 2000

         During February, 200 the Company issued 100,000 shares of common stock to a consultant for services provided during the year ended September 30, 1999. The transaction was valued at approximately $.65 per share.

         During March, 2000, the Company issued 5,000 shares of common stock to a consultant for services provided during March, 2000. The transaction was valued at approximately $2.38 per share.

         During April, 2000, the Company issued 150,000 shares of common stock to a consultant for services provided during the year ended September 30,1999. The transaction was valued at approximately $.67 per share.

         During May, 2000, the Company issued 10,000 shares of common stock to a consultant for services provided during in April and May, 2000 and 70,884 shares of common stock to a law firm for services provided during the year ended September 30, 2000. The transactions were valued at approximately $1.56 to $1.87 per share.

         During June, 2000, the Company issued 5,000 shares of common stock to a consultant for services provided in June, 2000. The transactions were valued at approximately $1.13 per share.

         During July, 2000, the Company issued 20,000 shares of common stock to consultants for services provided in July, 2000. The transaction was valued at approximately $1.13 to $1.25 per share.

         Also during July 2000, the Company issued 6,000 shares of common stock to employees in lieu of cash salary payments. The transactions were valued at approximately $1.37 per share.

         During August, 2000, the Company issued 5,000 shares of common stock to a employee in lieu of cash salary payments. The transaction was valued at approximately $1.00 per share.

         During September, 2000, the Company issued 42,875 shares of common stock to consultants for services performed between June, 2000 and September 2000. The transaction was valued at approximately $.60 per share.

         During the year ended September 30, 2000, the Company sold 200,000 shares of common stock pursuant to a private placement offering as permitted under Regulation D of the Securities Act of 1933 related to transactions not involving a public offering. The proceeds to the Company were $150,500.

         Common stock transactions during the year ended September 30, 1999:

         During November, 1998, the Company issued 5,000 shares of common stock in exchange for various services. The exchanges were valued at approximately $1.00 per share.

PREFERRED STOCK TRANSACTIONS

FOR THE FISCAL YEAR 1999

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

         Throughout the year ended September 30, 1999, certain stockholders exercised their preferred stock conversion rights and the Company issued 2,387,826 shares of common stock in exchange of cancellation of 4,344 shares of Series II Preferred Stock, 1,946 shares of series B preferred stock 6,433 shares of series C preferred stock and 16,913 shares of series D preferred stock.

         Throughout the year ended September 30, 1999, the Company sold 29,597 shares of series C preferred stock pursuant to a private placement offering as provided under regulation D of the Securities Act of 1933 related to transactions not involving a public offering. The net proceeds to the Company, after issuance costs, of $206,800, were $1,946,500. Of these sales, 7,950 shares of series C preferred stock were sold subject to stock subscriptions notes receivable. The note is short term in nature, bears interest at 10 percent per annum, and is collateralized by the stocks. The Company is currently holding this stock certificates and will release it upon payment of the note.

FOR THE FISCAL YEAR 2000

         During November, 1999, the company issued 5,000 shares of the Series D preferred stock to the Chief Operating Officer of the company. The stock was granted as a bonus in October, 1998 for services rendered during the period from August, 1997 to September, 1998. The transactions was valued at approximately $20 per share.

         During May, 2000, The Company 140 shares of Series C preferred stock to a consultant for services. The transaction was valued at $100 per share.

         During September 2000, the Company issued 1,000 shares of Series C preferred stock to a consultant for services. The transaction was valued at $100 per share.

         Throughout the year ended September 30, 2000 certain stockholders exercised their preferred stock conversion rights and the Company issued 3,367,355 shares of common stock in exchange for cancellation of 8.742 shares of Series II preferred stock, 7,010 shares of Series B preferred stock, 28,275 shares of Series C preferred stock, and 4,200 shares of Series D preferred stock.

         Throughout the year ended September 30, 2000, the Company sold 23,867 shares of Series C preferred stock pursuant to a private placement offering as provided under regulation D of the securities Act of 1935 related to transactions not involving a public offering. The net provided to the Company after issuing costs of $94,750 were $1,695,900. Of these sales, 1,000 shares of Series C preferred stock were sold subject to a stock subscriptions notes receivable. The note is short term in nature, bears interest at 10 percent per annum, and is collateralized by the stock. The Company is currently holding this stock certificate and will release it upon payment of the note.

         Subsequent to September 30, 2000 the company has sold subject to purchase commitment 5,870 shares of series C preferred stock at $ per share. The net proceeds to the Company after issuance costs of $16,100 were $198,900.

         SWARTZ FINANCING

         On March 14, 2000, the Company entered into an investment agreement to sell up to $35 million of the Company's common stock to Swartz Private Equity, LLC ("Swartz")

         Under the terms of the investment agreement the company periodically may choose to sell shares of its common stock to Swartz. If the company elects to sell shares to Swartz, then the purchase price for such shares will be the lesser of (i) ninety-two percent (92%) of the lowest closing bid price for the Company's common stock during the thirty days following the date that the shares are delivered to Swartz, or (ii) the market price minus $.10 per share. In no event will the purchase price be less than the designated minimum share price set by the Company. The number of shares that the Company can sell to Swartz is limited by specified amounts based upon shares that have traded in the market during specified periods prior to the sale. If the Company elects not to sell shares to Swartz, then it may be obligated to pay fees to Swartz of up to $100,00 every six months. If the investment agreement is terminated by the Company, then the Company may be obligated to pay fees to Swartz of up $200,000. Each time that the Company elects to sell shares to Swartz, the Company is obligated to issue Swartz a warrant to purchase a number of shares equal to fifteen percent (15%) of the shares sold in the transaction. The warrant is exercisable at one hundred ten-perecnt (110%) if the market price for such shares.

         In Conjunction with the agreement, the Company registered, 20,000,000 shares of its common stock on a Securities and Exchange Commission Form SB-2 Registration Statement.

         During the year ended September 30, 2000, the Company elected to make on slae of stock to Swartz. In the transaction 59,730 shares of common stock and warrants to purchase 8,960 shares of common stock at $.89 per share were issused. Net proceed to the Company were $44,800


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

OVERVIEW

         During fiscal year 2000, the Company's efforts were directed to developing its biotechnology product line, fund raising, building organizational infrastructure and increasing the manufacturing capacity for production and shipment of microbes for remediation of hydrocarbons, MTBE treatment and agriculture applications. . The Company also hired Bruce Beattie as President of Sub-Surface Waste Management (SSWM) and Gus Olson as President of Bio-Con Microbes, Inc., (Bio-Con) both wholly owned subsidiaries. Both companies conducted product demonstrations to show the efficacy of the microbial products in their respective markets. as a prelude to executing revenue activities centered around a service company rather than a product company. Individual company activities are described below.

         U.S. MICROBICS, INC.

         The U.S. Microbics activities centered on fund raising and adding key management for execution of the operations plans of its subsidiaries, SSWM and Bio-Con. The Company completed the SB-2/A registration of the $35 Million Swartz Private Equity, LLC financing and has taken the first trounce of the three year shelf registration. The Company also received shareholder approval for the 1997 reverse stock split and subsequent events (see "Approval of 1997 Stock Split")

         XYCLONYX

         XyclonyX established the efficacy of the MTBEctomy-TM- microbial blend for MTBE treatment. ThiS breakthrough technology allows treatment under ten days compared to conventional technology which can take twelve months or more.

         WEST COAST FERMENTATION CENTER (WCFC)

         WCFC has successfully added a major refrigeration room and power drying facility to its manufacturing operations. In addition, its liquid manufacturing capability has been enhanced with multiple fermentor operations implemented. Daily manufacturing runs have commenced and microbial inventory has been expanded significantly over the prior year.

         SUB-SURFACE WASTE MANAGEMENT (SSWM)

         SSWM has transformed into an operating subsidiary with Bruce Beattie as the new president. The company is establishing itself as a niche technology service provider of engineered solutions using conventional and natural microbial products. It has successfully demonstrated the Bio-Raptor-TM-technology at Signal Hill Petroleum, a major energy company, and its MTBEctomy-TM- product for MTBE impacted groundwater, a major problem in the United States.

         BIO-CON MICROBES

         Bio-Con has also transformed into a technology solutions provider in the agricultural market in Mexico. Gus Olson was named to be president and he has quickly established a manufacturing and sales/demonstration operation in Mexico. A major distributor relationship has been established and, products have been registered, and promising growth enhancement results have been experienced by Azucar, a major sugar cane grower in Mexico.

         The Company does not have an existing backlog of sales orders and has not generated significant sales or revenues to date related to its Microbial Technology. Further, there can be no assurance that projected production and sales volumes or sales prices will be achieved.

PLAN OF OPERATIONS FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2001

         The Company objective is to operate profitably in 2001 by establishing profitable operations for SSWM in the bioremediation market and with Bio-Con in the agricultural market in Mexico. Each of these subsidiaries has a management team which can successfully guide them to profitable operations. The SSWM engineering team has been working together for over 7 years and has enjoyed a successful track record with prior companies and should bring a similar track record to SSWM. Bio-Con products have been used in Mexico over the past two decades and with current registration and field demonstrations with key growers, could have a successful future.

         With the new management of SSWM and Bio-Con, the Company has begun the switch from a product-oriented company to a service and solution company supported by a professional engineering staff. This marketing change, together with the industry shift to "pay-for-performance" projects in both markets, requires numerous technology demonstrations, longer marketing cycles, political support, local environmental agency approval, and customer awareness of alternative technologies that are "better, faster, cheaper and safer", using mother nature's technology coupled with sound engineering principals, rather than conventional technology. This marketing change to an alternative technology requires a paradigm shift in thinking and each company has adopted the "pay-for-performance" concept to help facilitate implementation of demonstrations and related follow-on projects which should establish the economical and environmental benefits of the Microbial technology. Based upon the successful demonstrations and projects completed in the first quarter of the fiscal year, both subsidiaries expect profitable projects to be granted during the second quarter and thereafter.

         U.S. Microbics, Inc. has an effective SB-2 registration statement in effect with Swartz and intends to draw working capital from the equity line when economically feasible. The Company anticipates that future engineering contracts will generate profitable operations and that investors will react accordingly to fully value the publicly traded stock. As stock prices and volumes increase, the Swartz equity line becomes more attractive.

         With additional equity capital, the Company plans to expand the SSWM project base and the Mexico operations of Bio-Con. The Company intends to raise additional capital to fund operations through September 2001, and anticipates that cash generated from financings and projected revenues will enable it to fulfill cash needs for fiscal year 2001 operations. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company, if at all, or to generate such revenues. There can be no assurance that the Company will receive such financing or generate revenues in the time frame anticipated, if at all.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2000COMPARED TO YEAR ENDED SEPTEMBER 30, 1999,

         The Company had revenues of $18,900 for fiscal year 2000 compared with sales revenues of $66,900 during the fiscal year ended September 30, 1999. The Company incurred a net loss of $2,550,900 in fiscal year 2000 compared to a net loss of $2,932,500 in fiscal year 1999. During fiscal year 2000 the Company had limited revenues, but raised additional capital for its biotechnology operations. The Company had no gross profit during fiscal years 2000 and 1999 due to the lack of sales.

         Selling, general and administrative ("SG&A") expenses for fiscal year 2000 totaled $2,496,800 compared to $2,775,700 in fiscal year 1999. SG&A expenses consisted of accounting, legal, consulting, public relations, subsidiary startup and organization. SG&A expenses also included non-cash charges from the issuance of stock and stock options in the amounts of $535,900 for fiscal year 2000 and $410,100 for fiscal year 1999, a year-to-year increase of $125,860. The Company used stock in lieu of cash to conserve its cash resources.

         Interest expense for fiscal year 2000 was $16,700. Interest expense for fiscal year 1999 was $1,600.

         As a result of the above-mentioned expenses, net losses from operations decreased from $2,932,500 in fiscal year 1999 to $2,550,900 in fiscal year 2000.

         The Company experienced total net losses of $2,550,900 for the fiscal year ended September 30, 2000 and total net losses of $2,932,500 for the fiscal year ended September 30, 1999. Net loss per share decreased from a net loss per share of $0.58 in fiscal year 1999 to a net loss per share of $0.32 in fiscal year 2000.

         There was no provision for income taxes in either fiscal year 1999 or fiscal year 2000 due to the net operating loss carry forwards from prior years, and the likelihood that the Company would not be able to utilize these net operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $162,900 on September 30, 2000, compared to $125,400 for the prior fiscal year. During the fiscal year 2000, net cash used by operating activities totaled $1,870,500 compared to $1,911,200 for fiscal year 1999. Operating activities included payments for accounting, legal fees and professional services.

         Net cash provided by financing activities for fiscal year 2000 totaled $1,943,500 compared to $1,987,700 for the prior fiscal year. Net cash used by investing activities during fiscal year 2000 totaled $35,500 for the purchase of property and equipment. The above cash flow activities provided a net cash increase of $37,500 during fiscal year 2000 compared to a net cash decrease of $191,200 during fiscal year 1999.

         Net working capital (current assets less current liabilities) was a negative $726,000 as of September 30, 2000 and $554,800 as of September 30, 1999. During the twelve months ended September 30, 2000, the Company raised $1,695,900, net of placement fees of approximately $94,750 from private placements of Series C Preferred Stock. The Company will need to continue to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. The Company had long-term debt of $900, net of the current portion of $4,900, as of September 30, 2000, resulting from a long term equipment lease.

         Total Shareholders' (deficit) increased to ($410,700) in fiscal year 2000 from ($293,100) in fiscal year 1999. Stock options increased to $1,130,900 in fiscal year 2000 from $963,400 in fiscal year 1999. Additional paid in capital increased to $10,723,300 in fiscal year 2000 from $6,212,900 in fiscal year 1999.

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

         During fiscal year 2001, the Company projects expenditures for plant and equipment of approximately $5,000,000 and research and development costs of less than $1,000,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with

BIO-RAPTOR-TM- configuration for specifiC applications. The Company also plans to increase its number of employees to approximately 50 by the end of fiscal year 2001.

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

SIGNIFICANT ACCOUNTING ISSUES

LONG-LIVED ASSET REVIEW

         The Company reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121, during the year ended September 30, 1999 based upon a comprehensive review of the company's long-lived assets, the company recorded a charge of $102,300 related to the write-down of a portion of the recorded asset values of the company's production equipment and leasehold improvements as of September 30, 1999.

SUBSEQUENT EVENTS AFTER FISCAL YEAR 2000

SUB-SURFACE WASTE MANAGEMENT, INC. (SSWM)

         In October 2000 SSWM completed the successful bioremediation of a diesel-contaminated site in Arbroath, Scotland for an environmental contractor. The Arbroath site consists of a nest of underground petroleum storage tanks in a gravel lined cell. An inadvertent spill of diesel fuel caused the pooling of free product that threatened to become a potential off-site release. SSWM engineers and bio-technicians supervised the removal of free product and administered a custom microbial blend designed to rapidly penetrate the gravel liner and surrounding soil to remediate the remaining petroleum hydrocarbon constituents.

         In November 2000 Sub-Surface Waste Management, Inc. successfully completed a 100 day technology demonstration of its patented Bio-Raptor ex-situ bioremediation system for the treatment of hydrocarbon contaminated soil. SSWM treated over 1,000 cubic yards of petroleum impacted soil for a confidential major U.S. energy company. The client is under an administrative order to clean up over 500,000 cubic yards of petroleum production impacted soils in a western U.S. location. SSWM was successful in reducing over 96% of the total petroleum hydrocarbons of concern in approximately 30 days. Further work at the site is dependent upon the client negotiating a final clean-up limit for those quantities of impacted soils to remain on-site once treated. The Bio-Raptor-TM-system proved extremely efficient in removing "tar ball" materials and inoculating soils at an average sustained rate of 500 tons per hour

         In December 2000 SSWM established a formal exclusive agency agreement with Nyhuus Environnement SARL of Nice, France to market and sell proprietary products and services in France, Denmark, Lithuania, Estonia, and Latvia. Nyhuus Environnement SARL is an established environmental firm in Western Europe providing cutting-edge bioremediation treatment technology solutions to both industry and government organizations seeking immediate relief from impacts to soils and groundwater resources.

BIO-CON MICROBES, INC.

         In October 2000 Agricultura Natura S.A. de C.V. (Natura Ag), the Mexican Subsidiary of Bio-Con Microbes has received a $50,000 purchase order from Agro-Industrias for humic acid and bio rational fertilizer products which were shipped in the first quarter FY 2001.

         Agro-Industrias is one of the most important agricultural distributors in Mexico and they have a long-standing reputation for being leaders in adopting new technologies. Natura Ag will be working with their extensive field staff promoting Natura Ag's proprietary line of products to growers in the state of Sinaloa, the most productive fresh market vegetable growing area in Mexico.

         These bio rational fertilizer products are designed to be part of a growing system that will include Bi-Agra-TM- BTA 500, Bio-Con Microbe's agricultural inoculant. By providing these nutrients and inoculants to the micro-flora, the growing system increases root efficiency which optimizes plant growth, increases yields, and allows for the reduction of conventional fertilizer application. Increased root efficiency also allows reduced water consumption and reduced soil borne disease.

         In November 2000 Natura Ag, announced that it had achieved promising growth results from its field trials on sugar cane using BTA 500, a proprietary blend of natural microbes. Forty-five days after application of BTA 500, Natura Ag's agronomists evaluated the crop's response to its microbial inoculant. Forty random samples each were taken of treated and untreated newly planted sugar cane. The results were as follows:

         Height: Crowns from the treated areas averaged 15.7 mm tall whereas crowns from the untreated areas averaged 12.75 mm tall. This was an increase of 25.6%.

         Diameter: Crowns from the treated areas averaged a diameter of 19.8 mm while crowns from the untreated areas averaged 14.8 mm. This was an increase of 33.7%.

         Root Volume: Roots from the treated areas averaged a volume of 61 cu mm where roots from the untreated areas averaged 42 cu mm. This is an increase of 45% in the effective root area of the plant.

         These results are verified by the field staff of Azucar de Mexico (Mexico's 2nd largest sugar Company) and are part of an ongoing trial to demonstrate the ability of Natura Ag's growing system to increase sugar yields. While it is too soon to declare the trial a success, increased root mass and increased plant size are considered important indicators of plant health and yield potential.

         Natura Ag is confident that the outcome of the trials will demonstrate the effectiveness of its biorational-growing program. Natura Ag anticipates future sales to sugar cane producers worldwide resulting from definitive trials such as this.


ITEM 7. FINANCIAL STATEMENTS

         Please refer to the Company's Consolidated Financial Statements and notes thereto following.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999



                                    CONTENTS

                                                                           PAGE
Independent auditors' report                                                  1

Consolidated financial statements:
   Balance sheets                                                             2
   Statements of operations                                                   3
   Statements of changes in stockholders' (deficit) equity                    4
   Statements of cash flows                                                   5
   Notes to financial statements                                           6-22

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
U.S. Microbics, Inc. and Subsidiaries
Carlsbad, California


                  We have audited the accompanying consolidated balance sheets of U.S. Microbics, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Microbics, Inc. and Subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring losses from operations and has a net stockholders' deficit at September 30, 2000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BRADSHAW, SMITH & CO., LLP

Las Vegas, Nevada
January 6, 2001

U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2000 AND 1999


                                                                                        2000                 1999
                                                                                   ---------------      ---------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $       162,900      $       125,400
   Prepaid expenses and other assets                                                        20,200               22,100
   Inventories                                                                              28,800               68,600
                                                                                   ---------------      ---------------
         Total current assets                                                              211,900              216,100
PROPERTY AND EQUIPMENT (NOTE 2)                                                            287,500              239,700
DEPOSITS (NOTE 3)                                                                           28,700               27,300
DEFERRED TAX ASSETS (NOTE 7)                                                                   --                   --
                                                                                   ---------------      ---------------
                                                                                   $       528,100      $       483,100
                                                                                   ===============      ===============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities (Note 4)                               $       882,500      $       766,000
   Current portion of obligations under capital lease (Note 5)                               4,900                4,900
   Notes payable, related parties (Note 8)                                                  50,500                   --
                                                                                   ---------------      ---------------
         Total current liabilities                                                         937,900              770,900
OBLIGATION UNDER CAPITAL LEASE, NET OF CURRENT PORTION (NOTE 5)                                900                5,300
                                                                                   ---------------      ---------------
           Total liabilities                                                               938,800              776,200
                                                                                   ---------------      ---------------
COMMITMENTS AND CONTINGENCIES (NOTE 9)                                                          --                   --
STOCKHOLDERS' (DEFICIT) EQUITY (NOTE 6):
Convertible preferred stock, $.10 par value; authorized
   20,000,000 shares:
   Series II; authorized 500,000 shares; issued and outstanding 8,421 and 17,163 shares (aggregate liquidation preference
     of $8,421 and $17,163)                                                                    800                1,700
   Series B; authorized 500,000 shares; issued and outstanding
     6,959 and 13,969 shares (aggregate liquidation preference
     of $6,959 and $13,969)                                                                    700                1,400
   Series C; authorized 50,000 shares; issued and outstanding
     39,342 and 40,110 shares (aggregate liquidation preference
     of $3,934,200 and $4,011,000)                                                           3,900                4,000
   Series D; authorized 50,000 shares; issued and outstanding
     5,525 and 4,725 shares (no liquidation preference)                                        600                  500
                                                                                   ---------------      ---------------
                                                                                             6,000                7,600
Common stock $.0001 par value; authorized 150,000,000
   shares; issued and outstanding 11,491,888 and 6,010,380 shares                            1,100                  600
Additional paid-in capital                                                              10,723,300            6,212,900
Stock options and warrants                                                               1,130,900              963,400
Treasury stock                                                                                  --              (33,300)
Stock subscriptions notes receivable                                                    (2,486,000)            (804,200)
Deferred equity issuance costs                                                            (595,000)                  --
Accumulated deficit                                                                     (9,191,000)          (6,640,100)
                                                                                   ---------------      ---------------
                                                                                          (410,700)            (293,100)
                                                                                   ---------------      ---------------
                                                                                   $       528,100      $       483,100
                                                                                   ===============      ===============

         The Notes to Consolidated Financial Statements are an integral part of these statements.

U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEARS ENDED SEPTEMBER 30,
                                                                                  -------------------------------------
                                                                                        2000                 1999
                                                                                  ----------------     ----------------
REVENUES (INCLUDING $0 AND $50,000 FROM RELATED PARTIES, NOTE 9)                  $         18,900     $         66,900
COST OF REVENUES                                                                            56,900              192,600
                                                                                  ----------------     ----------------
GROSS LOSS                                                                                 (38,000)            (125,700)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             2,496,800            2,775,700
                                                                                  ----------------     ----------------
LOSS FROM OPERATIONS                                                                    (2,534,800)          (2,901,400)
                                                                                  ----------------     ----------------
OTHER INCOME (EXPENSE):
   Interest income                                                                             600               72,800
   Interest expense                                                                        (16,700)              (1,600)
   Impairment of property and equipment (Note 2)                                                --             (102,300)
                                                                                  ----------------     ----------------
                                                                                           (16,100)             (31,100)
                                                                                  ----------------     ----------------
NET LOSS BEFORE INCOME TAXES                                                            (2,550,900)          (2,932,500)
PROVISION FOR INCOME TAXES (NOTE 7)                                                            --                   --
                                                                                  ----------------     ----------------
NET LOSS                                                                          $     (2,550,900)    $    (2,932,500)
                                                                                  ================     ================
NET LOSS PER COMMON SHARE (BASIC AND DILUTED)                                     $          0.32      $          0.58
                                                                                  ================     ================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                              7,966,052            5,084,676
                                                                                  ================     ================



               The Notes to Consolidated Financial Statements are an integral part of these statements.

U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                                                        PREFERRED STOCK         COMMON STOCK       ADDITIONAL     STOCK
                                                    ---------------------   --------------------    PAID-IN    OPTIONS AND  TREASURY
                                                      SHARES      AMOUNT      SHARES      AMOUNT    CAPITAL     WARRANTS      STOCK
                                                    ---------   ---------   ----------  --------  -----------  ----------  --------
BALANCE, SEPTEMBER 30, 1998                            73,217   $   7,300    3,447,554  $    400  $ 3,068,000  $  868,800  $     --
Conversion of preferred stock (Note 6)                (29,636)     (3,000)   2,387,826       200        2,800          --        --
Issuance of stock options and warrants in
   exchange for services (Note 6)                          --          --           --        --           --     258,300        --
Exercise of stock options and warrants  (Note 6)           --          --      170,000        --      368,200    (289,000)
Issuance of stock and stock options in private
   placement (Note 6)                                  29,597       3,000           --        --    2,417,700     330,000        --
Issuance of stock in exchange for services
   (Note 6)                                             2,789         300        5,000        --      151,500          --        --
Expiration of stock options and warrants (Note 6)          --          --           --        --      204,700    (204,700)       --
Return of shares issued (Note 6)                           --          --           --        --           --          --   (33,300)
Net loss for the year                                      --          --           --        --           --          --        --
                                                    ---------   ---------   ---------- ---------  ----------- -----------  --------
BALANCE, SEPTEMBER 30, 1999                            75,967       7,600    6,010,380       600    6,212,900     963,400   (33,300)
Conversion of preferred stock (Note 6)                (48,227)     (4,800)   3,367,355       400        4,400          --        --
Exercise of stock options and warrants (Note 6)         2,500         200    1,473,000       100    2,023,900    (436,200)       --
Issuance of stock in private placement (Note 6)        23,867       2,400      200,000        --    1,944,000          --        --
Issuance of stock in exchange for services (Note 6)     6,140         600      414,759        --      535,300          --        --
Expiration of stock options and warrants (Note 6)          --          --           --        --          400        (400)       --
Retirement of treasury stock (Note 6)                      --          --      (33,336)       --      (33,300)         --    33,300
Issuance of warrants pursuant to equity line
   (Note 6)                                                --          --           --        --           --     595,000        --
Issuance of stock and warrants through equity line
   (Note 6)                                                --          --       59,730        --       35,700       9,100        --
Net loss for the year                                      --          --           --        --           --          --        --
                                                    ---------   ---------   ---------- ---------  ----------- -----------  --------
BALANCE, SEPTEMBER 30, 2000                            60,247   $   6,000   11,491,888 $   1,100  $10,723,300  $1,130,900  $     --
                                                    =========   =========   ========== =========  =========== ===========  ========

                                                         STOCK                                               TOTAL
                                                     SUBSCRIPTIONS      DEFERRED EQUITY   ACCUMULATED     STOCKHOLDERS'
                                                    NOTES RECEIVABLES   ISSUANCE COSTS      DEFICIT     (DEFICIT) EQUITY
                                                    -----------------   ---------------   -----------   ----------------
BALANCE, SEPTEMBER 30, 1998                         $              --   $            --   $(3,707,600)  $        236,900
Conversion of preferred stock (Note 6)                             --                --            --                 --
Issuance of stock options and warrants in
   exchange for services (Note 6)                                  --                --            --            258,300
Exercise of stock options and warrants  (Note 6)                   --                --            --             79,200
Issuance of stock and stock options in private
   placement (Note 6)                                        (804,200)               --            --          1,946,500
Issuance of stock in exchange for services
   (Note 6)                                                        --                --            --            151,800
Expiration of stock options and warrants (Note 6)                  --                --            --                 --
Return of shares issued (Note 6)                                   --                --            --            (33,300)
Net loss for the year                                              --                --    (2,932,500)        (2,932,500)
                                                    -----------------   --------------- -------------   ----------------
BALANCE, SEPTEMBER 30, 1999                                  (804,200)               --    (6,640,100)          (293,100)
Conversion of preferred stock (Note 6)                             --                --            --                 --
Exercise of stock options and warrants (Note 6)            (1,581,800)               --            --              6,200
Issuance of stock in private placement (Note 6)              (100,000)               --            --          1,846,400
Issuance of stock in exchange for services (Note 6)                --                --            --            535,900
Expiration of stock options and warrants (Note 6)                  --                --            --                 --
Retirement of treasury stock (Note 6)                              --                --            --                 --
Issuance of warrants pursuant to equity line
   (Note 6)                                                        --          (595,000)           --                 --
Issuance of stock and warrants through equity line
   (Note 6)                                                        --                --            --             44,800
Net loss for the year                                              --                --    (2,550,900)        (2,550,900)
                                                    -----------------   ---------------   -----------   ----------------
BALANCE, SEPTEMBER 30, 2000                             $  (2,486,000)  $      (595,000)  $(9,191,000)  $       (410,700)
                                                    =================   ===============   ===========   ================

                      The Notes to Consolidated Financial Statements are an
                                integral part of these statements.

U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED SEPTEMBER 30,
                                                                          -------------------------------------
                                                                                2000                 1999
                                                                          ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $     (2,550,900)    $     (2,932,500)
   Adjustments to reconcile net loss to cash used
     in operating activities:
       Depreciation                                                                 52,700               39,700
       Stock, stock options, and warrants in exchange for services                 535,900              410,100
       Impairment of property and equipment                                             --              102,300
       Decrease (increase) in:
         Prepaid expenses and other assets                                           1,900              (12,100)
         Inventories                                                               (25,200)             (68,600)
         Deposits                                                                   (1,400)              (9,800)
       Increase (decrease) in:
         Accounts payable and accrued liabilities                                  116,500              559,700
                                                                          ----------------     ----------------
   NET CASH USED IN OPERATING ACTIVITIES                                        (1,870,500)          (1,911,200)
                                                                          ----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              (35,500)            (267,700)
                                                                          ----------------     ----------------
   NET CASH USED IN INVESTING ACTIVITIES                                           (35,500)            (267,700)
                                                                          ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of obligation under capital lease                                      (4,400)              (4,700)
   Proceeds from notes payable, related parties                                     50,500                  --
   Issuance of preferred stock and stock
     options in private placements                                               1,846,400            1,946,500
   Issuance of stock and warrants through
     equity line                                                                    44,800                  --
   Exercise of stock options                                                         6,200               45,900
                                                                          ----------------     ----------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,943,500            1,987,700
                                                                          ----------------     ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                37,500             (191,200)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     125,400              316,600
                                                                          ----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $        162,900     $        125,400
                                                                          ================     ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                             $             --     $             --
                                                                          ================     ================
   Cash paid for interest                                                 $          4,900     $          1,600
                                                                          ================     ================
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Property and equipment acquired through capital lease (Note 5)         $             --     $         14,900
                                                                          ================     ================
   Conversion of preferred stock to common stock (Note 6)                 $          4,400     $          2,800
                                                                          ================     ================
   Transfer of inventory to property and equipment                        $         65,000     $             --
                                                                          ================     ================

                The Notes to Consolidated Financial Statements are an
                         integral part of these statements

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


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

     During the year ended September 30, 1999, the Company created a subsidiary, Applied Microbic Technology, Inc. Applied Microbic Technology's primary business is to license customers to use microbial blends for oil remediation applications.

     During the year ended September 30, 2000, the Company created two subsidiaries: Natura Agricultura, S.A. DE C.V. and Proleedores Laborales Por Contrato, S.A. DE C.V. Both companies are domiciled in the country of Mexico and are 98 percent owned by Bio-Con Microbes and 2 percent owned by U.S. Microbics, Inc. The purpose of these subsidiaries is to serve as the Company's international marketing arm for agricultural products and services. Neither subsidiary had significant operations during the year ended September 30, 2000.

     The Company has experienced losses of $2,550,900 and $2,932,500 for the years ended September 30, 2000 and 1999, respectively. Additionally, the Company had a net stockholder's deficit of $410,700 as of September 30, 2000. The Company is planning on raising additional capital through the issuance of additional stock in a private placement or public offering and through its equity line (See Note 6). The Company is also currently developing business opportunities and operations through its wholly-owned subsidiaries. Based upon the current status of the Company, additional capital will be required in order for the Company to complete any development or to maintain their ongoing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

     Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

     Cash and cash equivalents:

     The Company considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

     Inventories:

     Inventories consist of materials which treat hazardous waste and are valued at the lower of cost (first-in, first-out) or market.

     Property and equipment:

     Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

     Impairment of long-lived assets:

     In accordance with Statement of Financial Accounting Standards No. 121,
       "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), assets are evaluated in making a determination as to whether asset values are impaired. At each year-end, the Company reviews its long-lived assets for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair value.

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

     Deferred equity issuance costs:

     During the year ended September 30, 2000, the Company entered into an agreement with Swartz Private Equity, LLC (See Note 6). In conjunction with entering into the agreement, the Company granted warrants to purchase 250,000 shares of the Company's common stock to Swartz Private Equity, LLC. The cost of the warrants, as determined by utilizing the Black-Scholes option pricing model, will be amortized against additional paid-in capital as the Company utilizes the equity line.

     Net loss per common share:

     The Company computes earnings per share under Financial Accounting Standard
       No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2000 and 1999, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

     Fair value of financial instruments:

     Based on the borrowing rates currently available to the Company, the carrying value of the obligation under capital lease and notes payable, related parties at September 30, 2000 and 1999 approximates fair value.

     Revenue recognition:

     Revenue is recognized at the time the product is shipped to or picked up by the customer.

2.   PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:


                                                                               2000                   1999
                                                                         -----------------      ----------------
Office furniture and equipment                                           $         130,200      $        128,300
Leasehold improvements                                                              19,400                17,700
Production equipment                                                               221,300               135,000
                                                                         -----------------      ----------------
                                                                                   370,900               281,000
Less accumulated depreciation                                                      (83,400)              (41,300)
                                                                         -----------------      ----------------
                                                                         $         287,500      $        239,700
                                                                         =================      ================

     Depreciation expense for the year ended September 30, 2000 and 1999 was $52,700 and $39,700 respectively.

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

3.   DEPOSITS:

     Deposits at September 30, 2000 and 1999 consisted of security deposits on the Company's building leases, a utility company deposit and a state sales and use tax deposit.

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consisted of the following:

                                                                 2000                   1999
                                                           -----------------      ----------------
Accounts payable                                           $         335,000      $        266,500
Accrued expenses:
   Interest                                                           11,800                    --
   Salaries, wages, vacation, and related taxes                      385,000               273,300
   Amounts due to employees                                           76,000                    --
   Other                                                              74,700               226,200
                                                           -----------------      ----------------
                                                           $         882,500      $        766,000
                                                           =================      ================

5.   OBLIGATION UNDER CAPITAL LEASE:

     The Company leases certain production equipment under a capital lease which runs through the calendar year 2001. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is amortized over the lower of its related lease term or its estimated productive life. Depreciation of the asset under capital lease is included in depreciation expense for 2000. The implicit interest rate on the capital lease is 10.8 %.

     The cost and related depreciation of equipment under the capital lease, which is included in the property and equipment referred to in Note 2, are as follows at September 30, 2000:


       Production equipment                                   $        21,200
       Less accumulated depreciation                                   (5,300)
                                                              ----------------

                                                              $        15,900
                                                              ================

     At September 30, 2000, the future minimum payments under the capital lease consisted of the following:

     2001                                                     $         5,800
     2002                                                               1,000
                                                              ----------------
     Total minimum lease payments                                       6,800
     Less amount representing interest                                 (1,000)
                                                              ----------------
     Present value of future minimum lease payments                     5,800
     Less current portion                                               4,900
                                                              ----------------
     Obligations under capital lease, net of current portion  $           900
                                                              ================

     The interest charged to expense for the capital lease for the years ended
       September 30, 2000 and 1999 was $800 and $600, respectively. The depreciation charged to expense for the capital lease for the years ended September 30, 2000 and 1999 was $3,000 and $2,300, respectively.

6.   STOCKHOLDERS'(DEFICIT) EQUITY:

     Equity line:

     On March 14, 2000, the Company entered into an investment agreement to sell up to $35 million of the Company's common stock to Swartz Private Equity, LLC ("Swartz").

     Under the terms of the investment agreement the Company periodically may choose to sell shares of its common stock to Swartz. If the Company elects to sell shares to Swartz, then the purchase price for such shares will be the lesser of (i) ninety-two percent (92%) of the lowest closing bid price for the Company's common stock during the thirty days following the date that the shares are delivered to Swartz, or (ii) the market price minus $.10 per share. In no event will the purchase price be less than the designated minimum share price set by the Company. The number of shares that the Company can sell to Swartz is limited by specified amounts based upon shares that have traded in the market during specified periods prior to the sale. If the Company elects not to sell shares to Swartz, then it may be obligated to pay fees to Swartz of up to $100,000 every six months. If the investment agreement is terminated by the Company or by Swartz for certain enumerated reasons, including breach of the investment agreement by the Company, then the Company may be obligated to pay fees to Swartz of up to $200,000. Each time that the Company elects to sell shares to Swartz, the Company is obligated to issue Swartz a warrant to purchase a number of shares equal to fifteen percent (15%) of the shares sold in the transaction. The warrant is exercisable at one hundred ten percent (110%) of the market price for such shares.

     Inconjunction with the agreement, the Company registered 20,000,000 shares of its common stock on a Securities and Exchange Commission Form SB-2 Registration Statement.

     During the year ended September 30, 2000, the Company elected to make one sale of stock to Swartz. In the transaction, 59,730 shares of common stock and warrants to purchase 8,960 shares of common stock at $.89 per share were issued. Net proceeds to the Company were $44,800.

     The investment agreement with Swartz Private Equity, LLC specifies that the Company cannot sell equity securities for cash during the period from the date of the agreement (March, 2000) until 90 days after the termination of the agreement without written approval from Swartz. In February, 2000, the Company entered into an agreement to sell 13,000 shares of Series C preferred stock for $1,250,000 to an individual pursuant to a private placement. During the period from July, 2000 to September, 2000 this individual assigned certain of his rights to purchase this stock to other individuals and these individuals purchased this stock. The total of these transactions was 11,500 shares and $547,500, before issuing costs. Additionally, during the period from April, 2000 to June, 2000 the Company sold 2,167 shares of Series C preferred stock for $191,250, before issuing costs, pursuant to a private placement. The Company does not believe any violations of the agreement have occurred as the sales commitment transaction was entered into prior to the investment agreement and the other sales pursuant to a private placement were prior to the effective date (July, 2000) of the registration statement.

     As of January, 2001, the Company had not made additional sales of stock to Swartz other than the shares sold as described above. As such, in accordance with the terms of the investment agreement, the Company could be obligated to pay fees in the amount of approximately $95,000 to Swartz.

     Reverse stock split:

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

     In October, 1991, the Board of Directors authorized the issuance of 500,000 shares of Series II Convertible preferred stock. Each share of Series II preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series II preferred share may be converted to common stock after a specified holding period as follows: after one year, two shares of common stock; after two years, five shares of common stock; after three years, ten shares of common stock. In November, 1996, the Board of Directors changed the conversion schedule as follows: commencing January 1, 1997, each shareholder shall be entitled to convert an initial amount of 250 shares to 2,500 shares of common stock. The shareholder shall be entitled to convert the balance of their Series II Preferred shares in increments of 475 shares during each six-month period thereafter beginning July 1, 1997. In February, 2000 these conversion restrictions were removed.

     In March, 1992, the Board of Directors authorized the issuance of 500,000 shares of Series B Convertible preferred stock. Each share of Series B preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series B preferred share may be converted to common stock after a specified holding period as follows: after one year, two shares of common stock; after two years, five shares of common stock. In November, 1996, the Board of Directors changed the conversion schedule as follows: Commencing January 1, 1997, each shareholder shall be entitled to convert an initial amount of 250 shares to 1,250 shares of common stock. The shareholder shall be entitled to convert the balance of their Series B Preferred shares in increments of 475 shares during each six-month period thereafter beginning July 1, 1997. In February, 2000 these conversion restrictions were removed.

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

     The Company has reserved 17,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of September 30, 2000, there were 8,421 shares of Series II preferred stock, 6,959 shares of Series B preferred stock, 39,342 shares of Series C preferred stock, and 5,525 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 4,605,705 shares of common stock.

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

     Preferred stock transactions during the year ended September 30, 2000:

     During November, 1999, the Company issued 5,000 shares of the Series D preferred stock to the Chief Operating Officer of the Company. The stock was granted as a bonus in October, 1998 for services rendered during the period from August, 1997 to September, 1998. The transaction was valued at approximately $20 per share.

     During May, 2000, the Company issued 140 shares of Series C preferred stock to a consultant for services. The transaction was valued at approximately $100 per share.

     During September, 2000, the Company issued 1,000 shares of Series C preferred stock to a consultant for services. The transaction was valued at approximately $100 per share.

     Throughout the year ended September 30, 2000, certain stockholders exercised their preferred stock conversion rights and the Company issued 3,367,355 shares of common stock in exchange for cancellation of 8,742 shares of Series II preferred stock, 7,010 shares of Series B preferred stock, 28,275 shares of Series C preferred stock, and 4,200 shares of Series D preferred stock.

     Throughout the year ended September 30, 2000, the Company sold 23,867 shares of Series C preferred stock pursuant to a private placement offering as provided under regulation D of the Securities Act of 1933 related to transactions not involving a public offering. The net proceeds to the Company after issuing costs of $94,750 were $1,695,900. Of these sales, 1,000 shares of Series C preferred stock were sold subject to a stock subscription note receivable. The note is short term in nature, bears interest at 10 percent per annum, and is collateralized by the stock. The Company is currently holding this stock certificate and will release it upon payment of the note.

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

     Throughout the year ended September 30, 1999, the Company sold 29,597 shares of Series C preferred stock pursuant to a private placement offering as provided under regulation D of the Securities Act of 1933 related to transactions not involving a public offering. The net proceeds to the Company after issuing costs of $ 206,800 were $ 1,946,500. Of these sales, 7,950 shares of Series C preferred stock were sold subject to stock subscriptions notes receivable. The notes are short term in nature, bear interest at 10 percent per annum, and are collateralized by the stock. The Company is currently holding these stock certificates and will release them upon payment of the notes.

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

     Common stock transactions during the year ended September 30, 2000:

     During February, 2000, the Company issued 100,000 shares of common stock to a consultant for services provided during the year ended September 30, 1999. The transaction was valued at approximately $.65 per share.

     During March, 2000, the Company issued 5,000 shares of common stock to a consultant for services provided during March, 2000. The transaction was valued at approximately $2.38 per share.

     During April, 2000, the Company issued 150,000 shares of common stock to a consultant for services provided during the year ended September 30, 1999. The transaction was valued at approximately $.67 per share.

     During May, 2000, the Company issued 10,000 shares of common stock to a consultant for services provided in April and May, 2000 and 70,884 shares of common stock to a law firm for services provided during the year ended September 30, 2000. The transactions were valued at approximately $1.56 to $1.87 per share.

     During June, 2000, the Company issued 5,000 shares of common stock to a consultant for services provided in June, 2000. The transaction was valued at approximately $1.13 per share.

     During July, 2000, the Company issued 20,000 shares of common stock to consultants for services provided in July, 2000. The transactions were valued at approximately $1.13 to $1.25 per share.

     Also during July, 2000, the Company issued 6,000 shares of common stock to employees in lieu of cash salary payments. The transactions were valued at approximately $1.37 per share.

     During August, 2000, the Company issued 5,000 shares of common stock to an employee in lieu of cash salary payments. The transaction was valued at approximately $1.00 per share.

     During September, 2000, the Company issued 42,875 shares of common stock to consultants for services performed between June, 2000 and September, 2000. The transactions were valued at approximately $.60 per share.

     During the year ended September 30, 2000, the Company sold 200,000 shares of common stock pursuant to a private placement offering as permitted under Regulation D of the Securities Act of 1933 related to transactions not involving a public offering. The net proceeds to the Company were $150,500.

     Common stock transactions during the year ended September 30, 1999:

     During November, 1998, the Company issued 5,000 shares of common stock in exchange for various services. The exchanges were valued at approximately $1.00 per share.

     Treasury stock:

     The Company held 33,336 shares of common stock in treasury at September 30, 1999 awaiting return to the transfer agent. The stock was returned to the Company by a consultant who failed to completely perform the agreed services. The shares are valued at $1 per share. The treasury stock was retired during the year ended September 30, 2000.

     Stock options and warrants:

     The Company issued options and warrants during the years ended September
       30, 2000 and 1999 for consulting services, fees in connection with obtaining financing, and various other services.

     Stock options and warrants summary information:

     Activity of options and warrants granted is as follows:

                                                               OPTIONS AND WARRANTS
                                                                   OUTSTANDING
                                                       ------------------------------------
                                                                               WEIGHTED
                                                                                AVERAGE
                                                           SHARES           EXERCISE PRICE
                                                       ---------------      ---------------
Balance, September 30, 1998                                  2,725,350      $          2.78
Granted                                                      3,575,000                 1.34
Exercised                                                    (150,000)                 0.28
Expired                                                      (589,350)                 2.46
                                                       ---------------      ---------------
Balance, September 30, 1999                                  5,561,000      $          2.37
Granted                                                        603,960                 1.41
Exercised                                                  (1,723,000)                 0.98
Expired                                                        (5,000)                20.00
                                                       ---------------      ---------------
Balance, September 30, 2000                                  4,436,960      $          2.15
                                                       ===============      ===============
Exercisable, September 30, 2000                              3,036,960      $          2.56
                                                       ===============      ===============

     The following is a summary of options and warrants outstanding at September 30, 2000:

                                                                                    OPTIONS AND WARRANTS
                   OPTIONS AND WARRANTS OUTSTANDING                                     EXERCISABLE
-----------------------------------------------------------------------     ------------------------------------
                                          WEIGHTED
                                          AVERAGE          WEIGHTED
                                         REMAINING          AVERAGE                                 WEIGHTED
     RANGE OF            NUMBER         CONTRACTUAL        EXERCISE               NUMBER             AVERAGE
  EXERCISE PRICES      OUTSTANDING      LIFE (YEARS)         PRICE             EXERCISABLE       EXERCISE PRICE
-------------------  ---------------  ----------------  ---------------     ------------------   ---------------
$             0.89            8,960              5.00   $         0.89                  8,960    $         0.89
               1-5        4,320,000              2.98             1.94              2,920,000              2.27
                10          103,000              2.92            10.00                103,000             10.00
                20            5,000              2.00            20.00                  5,000             20.00
                     ---------------  ----------------  ---------------     ------------------   ---------------
                          4,436,960              2.98   $         2.15              3,036,960    $         2.56
                     ===============  ================  ===============     ==================   ===============

     Options and warrants granted during the year ended September 30, 2000 consisted of 345,000 to employees and 258,960 in conjunction with the Company's equity line.

     Options and warrants granted during the year ended September 30, 1999 consisted of 3,100,000 to officers and directors, 250,000 in conjunction with a private placement offering and 225,000 to consultants for services.

     Of the 1,723,000 options exercised during the year ended September 30, 2000, 1,425,000 were exercised by the Company's President, Chief Operating Officer, Chief Financial Officer and Vice President subject to stock subscriptions notes receivable. The notes are short term in nature, bear interest at seven percent per annum, and are collateralized by the stock. The Company is currently holding these stock certificates and will release them upon payment of the notes. No interest will be charged on the notes if they are paid in full by December 31, 2003. Additionally 250,000 options exercised during the year ended September 30, 2000 were exercised subject to stock subscriptions notes receivable and were issued as 2,500 shares of Series C preferred stock. The notes are short term in nature, bear interest at 10 percent per annum, and are collateralized by the stock. The Company is holding these stock certificates and will release them upon payment of the notes.

     The Company accounts for stock compensation under the provisions of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 provides that companies may elect to account for employee stock options using a fair value-based method or continue to apply the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25").

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

     Aspermitted by SFAS 123, the Company accounts for these employee stock options under APB 25, under which no compensation cost has been recognized because the exercise price of the options was equal to or exceeded the market price of the stock on the date of grant.

     The following table discloses the Company's proforma net loss per share assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123 for the year ended September 30, 2000:


          Net loss:
             As reported                                       $    (2,550,900)
             Proforma                                               (3,357,700)
          Net loss per common share (basic and diluted):
             As reported                                       $         (0.32)
             Proforma                                                    (0.42)

     The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value:

                                                                            2000                 1999
                                                                      ----------------     ----------------
        Expected stock price volatility                                      194-245%                  99%
        Expected option/warrant lives                                      1-5 years            1-5 years
        Expected dividend yields                                                 --                   --
        Risk-free interest rates                                         5.95 - 6.60%         4.52 - 5.94%
        Weighted average fair value of options/warrants granted       $         1.53       $         1.10

7.   INCOME TAXES:

     The benefit for income taxes from continuing operations is different than the amount computed by applying the statutory federal income tax rate to net loss before taxes. A reconciliation of income tax benefit follows:

                                                                                    2000                 1999
                                                                              ----------------     ----------------
   Computed tax benefit at federal statutory rate                             $       867,300      $       977,100
   Equity issuances for services                                                           --              (60,000)
   Change in valuation allowance                                                     (867,300)            (917,100)
                                                                              ----------------     ----------------
                                                                              $            --      $            --
                                                                              ================     ================

     The provision for federal and state income taxes consisted of the following:

                                                                                    2000                 1999
                                                                              -----------------   ------------------
   Current                                                                    $             --    $              --
   Deferred                                                                                 --                   --
                                                                              -----------------   ------------------
                                                                              $             --    $              --
                                                                              =================   ==================

                                                                                    2000                 1999
                                                                              -----------------   ------------------

The deferred tax asset consisted of the following:
   Net operating loss carryforwards                                           $       3,082,000    $       2,214,700
   Valuation allowance                                                               (3,082,000)          (2,214,700)
                                                                              ------------------   ------------------
   Net deferred tax asset                                                     $              --    $              --
                                                                              ==================   ==================

     The Company has net operating loss carryforwards ("NOL's") for federal income tax reporting purposes of approximately $9,064,600. The NOL's expire at various times through 2015.

     Included in the above NOL's are net operating loss carryforwards which may be subject to substantial limitations in accordance with various provisions of the Internal Revenue Code. The Company has not yet determined the amount and nature of these limitations.

8.   RELATED PARTY TRANSACTIONS:

     Notes payable:

     During the year ended September 30, 2000, the Company received loans from its president's profit sharing plan, a member of the Board of Directors, and the mother of the Chief Operating Officer. Two of the notes are unsecured, payable on demand, and bear interest at 12 percent per annum. The other, in the amount of $20,000, is secured by the Company's property and equipment and inventory, is payable on demand, and bears interest at 10 percent per annum.

     Inventory purchases:

     During the year ended September 30, 2000, the Company purchased approximately $30,800 in inventory related products from a company affiliated with the Chief Operating Officer.

     Revenues:

     Included in the consolidated statement of operations for the year ended
       September 30, 1999 is $50,000 in sales to two members of the Company's Board of Directors. The sales are in the form of license agreements whereby the licensee acquired the right to use the Company's products and trademarks for use with their customers. The licenses are five years in duration and require royalty payments to the Company based upon gross sales.

     Legal fees:

     Certain stockholders of the Company are affiliated with firms who currently provide or have provided legal services to the Company in prior years. During the year ended September 30, 1999, fees and other expenses charged by these firms totaled approximately $5,700.

9.   COMMITMENTS AND CONTINGENCIES:

     Employment agreements:

     OnOctober 1, 1998, the Company entered into employment agreements with its President and Chief Operating Officer. Both of the new agreements are for five years and provide for minimum salary levels, incentive bonuses, and specified benefits. Additionally, the President and Chief Operating Officer each received options to purchase 1,000,000 shares of common stock at a price of $1.25 per share as part of their employment agreements. These options vest over a five year period. The aggregate commitment for future salaries, excluding bonuses and benefits, from these employment agreements is $1,620,000 as of September 30, 2000.

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

     Litigation:

     In March 1999, the Company was served with a stockholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. The Company formed a special independent committee of the Board of Directors to investigate these claims and believes them to be meritless. The Company has engaged outside legal counsel to represent it in this matter and intends to vigorously defend this action. Although management believes the lawsuit to be without merit, an unfavorable ruling would have a material adverse impact on the Company's financial position and results of operations.

     Purchase commitments:

     In September, 2000, the Company agreed to acquire certain assets, in the amount of $95,000, from a Mexican Company.

     During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain inventories at a total cost of $194,000. The Company made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the purchase agreement.

     Off-balance-sheet credit risk:

     The Company has cash and cash equivalents on deposit with a financial institution which exceeds the federally insured amounts by approximately $119,800 at September 30, 2000.

     Building lease:

     During the year ended September 30, 1998, the Company began leasing office and warehouse space under an operating lease expiring in August, 2003. The Company has an option to extend the lease for five more years if it so desires. During the year ended September 30, 2000, the Company began leasing office space for its engineering staff under an operating lease expiring in September, 2003. Minimum future rental payments under these leases for each of the next five years is as follows:

              YEAR ENDING
             SEPTEMBER 30,
          ------------------
                 2001                                        $       231,300
                 2002                                                239,700
                 2003                                                229,500
                                                             ----------------
                                                             $       700,500
                                                             ================

     Rent expense totaled $230,200 during the year ended September 30, 2000.

10.    SUBSEQUENT EVENTS:

     During the period from October 1, 2000 to December 31, 2000, the Company raised approximately $215,000 before issuing costs, pursuant to the sales commitment described in Note 6.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company and their ages at December 21, 2000 are as follows:

             NAME                            AGE       POSITION
             ----                            ---       --------
             Robert C. Brehm                 52        President, Chief Executive Officer and Chairman of the Board
             Mery C. Robinson                44        Chief Operating Officer, Secretary and Director
             Roger K. Knight                 77        Vice President, Director
             Conrad Nagel                    59        Chief Financial Officer
             Bruce Beattie                   46        President, Sub Surface Waste Management, Inc.
             Bezhad Mirzayi                  44        Executive Vice President and Chief Engineer, Sub Surrface
                                                       Management Inc.
             F.L. "Gus"Olson                 63        President, Bio-Con Microbes
             Rene  de S. Palomares           69        President of Natura Agricultura, S.A. de C.V.
             Steven C. Hopkins               58        Director
             Robert Key                      55        Director

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

         BRUCE BEATTIE has over 23 years experience in the environmental service industry with expertise in business development, operations and project management. His career spans the introduction of breakthrough treatment technology for the sub surface remediation of chlorinated solvents, executive level profit center turn-around management and was a pioneer in the development of "Brownfield" redevelopment solutions for two nationally recognized environmental firms. Mr. Beattie became President of Sub Surface Waste Management, Inc.,. in August of 2000.

         BEZHAD MIRZAYI has over 18 years experience in diversified areas of engineering, construction, and management. He has extensive experience managing office and field staffs and professionals involved in multi-discipline design and construction projects and management of profit and loss centers. He has a diverse background in all types of management, civil, environmental, geotechnical and structural engineering, construction management, technical supervision analysis and design, and construction oversight, cost and time management, risk evaluation, cost estimation and client and regulatory interface for mining, industrial, oil and gas facilities. Mr. Mirzayi has served as Executive Vice President and Chief Engineer for Sub Surface Waste Management Inc., since September of 2000.

         F.L. "GUS" OLSON has over 35 years of agricultural industry experience prior to joining Bio-Con. Mr. Olson has developed and implemented microbial inoculates within his own farming operations in California, Arizona and Old Mexico. Mr. Olson was appointed President of Bio-/con Microbes in July of 2000.

         RENE DE S. PALAMARES, President of Natura Agricultra, S.A. de C.V. has twenty years experience in the manufacturing and marketing bio-rational fertilizers to growers throughout the world. He also has extensive background in direct farming of high value crops. Sr. Palomares is well know and respected throughout Mexico and Latin America.

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

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company's officers, directors and greater than ten percent (10%) shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

         The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the Named Executive Officers (as defined below) for the fiscal years ended September 30, 2000, 1999 and 1998. The named executive officers (the "Named Executive Officers") are the Company's Chief Executive Officer, regardless of compensation level, and the other executive officers of the Company who each received in excess of $100,000 in total annual salary and bonus for fiscal year 2000. Compensation is shown in the following table:

                           SUMMARY COMPENSATION TABLE

                                                      LONG-TERM COMPENSATION
                                                      ----------------------

                                                    ANNUAL COMPENSATION                                        AWARDS
                             -----------------------------------------------------------------     -----------------------------
                                                                                 SECURITIES
NAME AND PRINCIPAL                                       RESTRICTED STOCK        UNDERLYING        OTHER ANNUAL       ALL OTHER
POSITION                     FISCAL YEAR   SALARY ($)       AWARDS ($)        OPTIONS/SARS (#)     COMPENSATION     COMPENSATION
--------                     -----------   ----------       ----------        ----------------     ------------     ------------
Robert C. Brehm(1)              2000           222,324                              --                 --                --
     President                  1999           191,166           90,000(3)          --                 --                --
                                1998            75,675                  --          --                 --                --

Mery C. Robinson(2)             2000           222,324                              --                 --                --
     Chief Operating            1999           191,166           80,000(4)          --                 --                --
     Officer                    1998            55,000                  --          --                 --                --

--------------------

(1)      Mr. Brehm's employment with the Company commenced in October 1, 1998

(2)      Ms. Robinson's employment with the Company commenced in October 1, 1998

(3) During fiscal year 1998, Mr. Brehm received the following shares as bonus compensation: 2,000 shares of Series D Preferred Stock valued at $5.00 per share in October 1997, 7,000 shares of Series D Preferred Stock valued at $10.00 per share in November 1997, and 500 shares of Series D Preferred Stock valued at $20.00 per share in May 1998.

(4) During fiscal year 1998, Ms. Robinson received the following shares as bonus compensation: 7,000 shares of Series D Preferred Stock valued at $10.00 per share in November 1997, and 500 shares of Series D Preferred Stock valued at $20.00 per share in May 1998. In addition, on October 19, 1998, the Board of Directors authorized the issuance of an additional 5,000 shares of Series D Preferred Stock to Ms. Robinson as compensation. These shares were issued in March of 2000.


STOCK OPTION GRANTS

         There were no grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2000.

                      OPTION EXERCISES IN FISCAL YEAR 2000

         Set forth below is information with respect to exercises of stock options by the Named Executive Officers during fiscal year 2000 and the fiscal year-end value of all unexercised stock options held by such persons.


                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                   NUMBER OF UNEXERCISED                  VALUE OF UNEXERCISED,
                                                                   OPTIONS HELD AT FISCAL                IN-THE-MONEY OPTIONS AT
                                                                     YEAR-END 09/30/00                     FISCAL YEAR-END ($)
                                                               -------------------------------       -------------------------------
                             SHARES
                          ACQUIRED ON          VALUE
         NAME             EXERCISE (#)     REALIZED ($)        EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
         ----             ------------     ------------        -----------       -------------       -----------       -------------
Robert C. Brehm             725,000           656,995            950,000            700,000               -                  -
Mery C. Robinson            600,000           543,720            950,000            700,000               -                  -

----------------------

(1) Based on the closing price of $0.91 for the shares of Common Stock of the Company traded on the OTC Bulletin Board as of September 30, 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 21, 2000, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "NAMED EXECUTIVE OFFICERS") and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 5922-B Farnsworth Court, Carlsbad, California 92008.


      NAME AND ADDRESS OF BENEFICIAL OWNER                      AMOUNT(1)                          PERCENT
      ------------------------------------                      ---------                          -------
Robert C. Brehm                                                3,433,612 (2)                        27.00%
President,  Chief Executive  Officer and
Chairman of the Board

Mery C. Robinson                                               3,375,000 (3)                        25.53%
Chief Operating Officer, Secretary and
Director


Stephen Hopkins                                                 800,000(4)                          6.68%
Director


Roger K. Knight                                                 598,325(5)                          5.02%
Director


Conrad Nagel                                                    252,860(6)                          2.13%
Chief Financial Officer


      NAME AND ADDRESS OF BENEFICIAL OWNER                      AMOUNT(1)                          PERCENT
      ------------------------------------                      ---------                          -------
Robert Key                                                       50,000 (7)                           .42%
Director

Bruce Beattie                                                   150,000 (8)                          1.26%
President, SSWM
Management

Bezhad Mirzay                                                   150,000 (9)                          1.26%
Chief Executive Officer, SSWM

Floyd "Gus" Olson                                                14,375 (10)                          .12%
President Bio-Con Microbes, Inc.

Rene de S. Palamares                                             28,500 (11)                          .24%
President, Natura Agrilcultura

All Officers and Directors                                    8,852,672 (12)                        59.33%
As a group (6 persons)

Other 5% Shareholders of any class of Stock:

Scott Sabins                                                    958,334 (13)                         7.83%
514 Avenida La Costa
San Clemente, CA 92672

John Feighner                                                   900,000 (14)                         7.40%
P.O. Box 1875
Rancho Santa Fe, CA 92067

Cameron Karg                                                    399,950 (15)                         3.34%
17 North. La Senda
Laguna Beach, CA 92677

Marc L. Baker                                                   400,000 (16)                         3.31%
3389 Sheridan Street PMB254
Hollywood, FL  33021

Michael Knowles                                                 308,167 (17)                         2.55%
P.O. Box 2053
Rancho Santa Fe, CA 92067

Patrick D. Kirk                                                270, 000 (18)                         2.24%
P.O. Box 1112
Del Mar, CA 92014


      NAME AND ADDRESS OF BENEFICIAL OWNER                      AMOUNT(1)                          PERCENT
      ------------------------------------                      ---------                          -------
Ronald G. Kirk                                                 258,667 (19)                         2.15%
P.O. Box 21112
Del Mar, CA  92014

Gary K. Rasmussen
23852 Fairgreens East                                          121,000 (20)                         1.02%
Laguna Niguel, CA 92677

------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible WITHIN 60 DAYS of December 21, 2000, are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

(2) Includes: (i) 250,000 shares of Common Stock owned by Robert C. Brehm Consulting, Inc., of which Robert C. Brehm is the President; and (ii) 950,000 shares of Common Stock issuable under stock options exercisable within 60 days of December 21, 2000.

(3) Includes: (i) 5,000 shares of Series D Preferred Stock convertible into 500,000 shares of Common Stock; and (ii) 950,000 shares issuable of Common Stock under stock options exercisable within 60 days of December 21, 2000.

(4) Includes: 200,000 shares of Common Stock issuable under stock options exercisable within 60 days of December 21, 2000.

(5) Includes: (i) 665 shares of Series B Preferred Stock convertible into 3,325 shares of Common Stock; (ii) 1,250 shares of Common Stock owned by First Venture Group Inc., an affiliated company of Roger K. Knight; and
      (iii) 150,000 shares of Common Stock issuable under stock options exercisable within 60 days of December 21, 2000.

(6) Includes 100,000 shares of Common Stock issuable under stock options exercisable within 60 days of December 21, 2000.

(7)   Consists of 50,000 shares of Common Stock.

(8) Consists of 150,000 shares of Common Stock issuable under stock options exercisable within 60 days of December 21, 2000.

(9) Consists of 150,000 shares of Common Stock issuable under stock options exercisable within 60 days of December 21, 2000.

(10)  Consists of 14,375 shares of Common Stock.

(11)  Consists of 28,500 shares of Common Stock.

(12) Includes 3,153,325 shares issuable under stock options, warrants or convertible securities held by directors and executive officers exercisable or convertible within 60 days of December 21, 2000.

(13) Consists of (i) 3,081 shares of Series C Preferred Stock convertible into 308,100 shares of Common Stock and (ii) 166,667 shares of Common Stock issuable under stock options exercisable within 60 days of December 21, 2000.

(14) Consists of 9,000 shares of Series C Preferred Stock convertible into 900,000 shares of Common Stock.

(15) Includes 175,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 10, 2000.

(16) Includes (i) 500 shares of Series C Preferred Stock convertible into 50,000 shares of Common stock owned by Cavalier Securities, an affiliated company of Marc L. Baker, and (ii) 2,500 shares of Series C Preferred Stock convertible into 250,000 shares of Common Stock.

(17) Consists of 3,081.67 shares of Series C Preferred Stock convertible into 308,167 shares of Common Stock.

(18) Consists of 2,700 shares of Series C Preferred Stock convertible into 270,000 shares of Common Stock.

(19) Consists of 2,586.67 shares of Series C Preferred Stock convertible into 258,667 shares of Common Stock.

(20) Includes, 394.17 shares of Series C Preferred Stock convertible into 39,417 shares of Common Stock.

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

         (b)   Current Report on Form 8-K

               (1) The Company filed a Form 8-K regarding a change in auditors.

         (c)   Exhibits.

NUMBER                    DESCRIPTION
------                    -----------
3.1(4)            --      Articles of Incorporation, as amended

3.2(4)            --      Bylaws, as amended

10.1(1)           --      Lease Agreement, dated as of July 14, 1998, by and among the Company and each of
                          Ridgecrest Properties, R and B Properties and Hindry West Development

10.2(1)(2)        --      Employment Agreement, effective as of October 1, 1998, between Robert C. Brehm and the Registrant

10.3(1)(2)        --      Employment Agreement, effective as of October 1, 1998, between Mery C. Robinson and the Registrant 10.4(1) -- Stock for Stock Acquisition Agreement, effective as of August 31, 1997, among XyclonyX, Mery C. Robinson and the Registrant

10.5(1)           --      Technology License Agreement, effective as of March 1, 1998, between XyclonyX and West Coast Fermentation Center

10.6(1)           --      Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Sub-Surface Waste Management, Inc.

10.7(1)           --      Technology License Agreement, effective as of August 21, 1997, among XyclonyX and Mery C. Robinson, Dominic J. Colasito and Alvin J. Smith

10.8(1)           --      Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Bio-Con Microbes, Inc.

10.9(1)           --      Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Sol-Tech Corporation

10.10(3)          --      Product Line License Agreement effective May 24, 1999, between Sub-Surface Waste
                          Management, Inc. and Builders Referral, Inc.

21(1)             --      Subsidiaries of the Registrant


------------------

(1) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 10-KSB filed on January 16, 2000.

(2) Identifies a management contract or compensatory plan or arrangement of the Registrant.

(3) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 10-QSB filed on August 16, 1999.

(4) Incorporated by reference to the similarly described exhibit included with the registrant's Current Report on Form 10-KSB filed on February 7, 2000.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           U.S. MICROBICS, INC.


Date: January 16, 2000                     By:  /s/ ROBERT C. BREHM
                                                --------------------------
                                                Robert C. Brehm, President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on February 7, 2000.


         /s/ Robert C. Brehm            President, Chief Executive Officer and Chairman of the Board
---------------------------------------
           Robert C. Brehm

           /s/ Conrad Nagel             Chief Financial Officer
---------------------------------------
             Conrad Nagel

         /s/ Mery C. Robinson           Chief Operating Officer, Secretary and Director
---------------------------------------
           Mery C. Robinson

        /s/ Stephen C. Hopkins          Director
---------------------------------------
          Stephen C. Hopkins

         /s/ Roger K. Knight            Director
---------------------------------------
           Roger K. Knight

            /s/ Robert Key              Director
---------------------------------------
              Robert Key