Form 10QSB
period 2000-12-31
US MICROBICS INC
filed 2001-02-14
CIK 774454

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-QSB
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarter ended December 31, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from                   to
                                   ------------------   -----------------------
    Commission File No.: 0-14213

                              U.S. MICROBICS, INC.
                 (Name of small business issuer in its charter)

       Colorado                                           84-0990371
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

 Common Stock, $0.0001 par value per share - 12,072,055 shares outstanding as of February 7, 2001

                   Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one):  Yes  / / No  /X/

==============================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  AS OF DECEMBER 31,      AS OF SEPTEMBER 30,
                                                                                         2000                     2000
                                                                                      (UNAUDITED)              (AUDITED)
                                                                                  -------------------     ---------------------
 ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                                                 $                   --  $               162,900
     Accounts receivable                                                                       52,512                       --
     Inventories                                                                               46,674                   28,800
     Prepaid expenses and other assets                                                          6,511                   20,200
                                                                                  --------------------    ---------------------
          Total current assets                                                                105,697                  211,900
                                                                                  --------------------    ---------------------

PROPERTY AND EQUIPMENT, NET                                                                   321,410                  287,500
DEPOSITS                                                                                       28,700                   28,700
DEFERRED TAX ASSET                                                                                 --                       --
                                                                                  --------------------    ---------------------
          Total assets                                                         $              455,807  $               528,100
                                                                                  ====================    =====================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                     $            1,186,330  $               882,500
     Current portion of capital lease obligation                                                4,332                    4,900
     Notes payable, related parties                                                           133,625                   50,500
                                                                                  --------------------    ---------------------
          Total current liabilities                                                         1,324,287                  937,900

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                                   --                      900
LONG-TERM NOTES PAYABLE, RELATED PARTIES, NET OF CURRENT PORTION                               24,375                       --
                                                                                  --------------------    ---------------------
           Total liabilities                                                                1,348,662                  938,800
                                                                                  --------------------    ---------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY :
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 7,053 and 8,421 shares issued and outstanding; aggregate liquidation preference of $7,053
               and $8,421                                                                         705                      800
          Series B; 500,000 shares authorized; 5,772 and 6,959 shares issued and outstanding; aggregate liquidation preference of
               $5,772 and $6,959                                                                  577                      700
          Series C; 50,000 shares authorized; 43,312 and 39,342 shares issued and outstanding; aggregate liquidation preference of
               $4,331,200 and $3,934,200                                                        4,331                    3,900
          Series D; 50,000 shares authorized; 5,425 and 5,525 shares
               issued and outstanding; no liquidation preference                                  541                      600
     Common stock; $.0001 par value; 150,000,000 shares authorized;
          11,767,638 and 11,491,888 shares issued and outstanding                               1,177                    1,100
     Additional paid-in capital                                                            11,198,134               10,723,300
     Stock options and warrants                                                               929,880                1,130,900
     Stock subscription notes receivable                                                  (2,557,401)              (2,486,000)
      Deferred equity issuance costs                                                        (595,000)                (595,000)
     Accumulated deficit                                                                  (9,875,799)              (9,191,000)
                                                                                  --------------------    ---------------------
          Total stockholders' deficit                                                       (892,855)                (410,700)
                                                                                  --------------------    ---------------------
          Total liabilities and stockholders' deficit                          $              455,807  $               528,100
                                                                                  ====================    =====================

        The notes to consolidated condensed financial statements are an integral part of these statements.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          FOR THE THREE
                                                                    MONTHS ENDED DECEMBER 31,
                                                                    -------------------------
                                                                   2000                   1999
                                                             ------------------     ------------------

REVENUES                                                  $            57,552    $             15,957

COST OF REVENUES                                                       63,402                   9,136
                                                             ------------------     ------------------

GROSS (LOSS) PROFIT                                                    (5,850)                  6,821

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES                          668,029                547,742
                                                             ------------------     ------------------

LOSS FROM OPERATIONS                                                  (673,879)              (540,921)

OTHER INCOME (EXPENSE):
     Interest Income                                                       228                    599

     Interest expense                                                  (11,169)                  (554)
                                                             ------------------     ------------------

                                                                       (10,941)                    45

NET LOSS BEFORE INCOME TAXES                                          (684,820)              (540,876)
PROVISION FOR INCOME TAXES                                                  --                     --
                                                             ------------------     ------------------

NET LOSS                                                  $          (684,820)   $          (540,876)
                                                             ==================     ==================

Net loss per share (basic and diluted)                    $              (.07)   $              (.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           9,309,343              5,694,644





        The notes to consolidated condensed financial statements are an integral part of these statements.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          FOR THE THREE
                                                                    MONTHS ENDED DECEMBER 31,
                                                                    -------------------------
                                                                 2000                    1999
                                                             --------------      ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $      (684,820)  $               (540,876)
   Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation                                                     13,986                        367
   Stock options and warrants in exchange for services                  --                   (19,924)
   Issuance of common stock and preferred
      stock in exchange for services                                   569                         --
      Activities:
      Changes in operating assets and liabilities:
          Accounts receivable                                     (52,512)                   (27,490)
          Inventories                                             (17,874)                    (4,909)
          Prepaid expense, deposits and other                       13,689                     41,207
          Deposits                                                      --                      1,190
          Accounts payable and accrued expenses                    367,130                      7,250

                                                             --------------      ---------------------
   NET CASH USED IN OPERATING ACTIVITIES                         (359,832)                  (543,185)
                                                             --------------      ---------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Sales of property and equipment                                     --                      3,189

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from issuance of common and
      preferred stock net of placement fees                        198,400                    407,000
   Cash proceeds from exercise of stock options                         --                      7,200
   Repayment long-term portion of lease contract                   (1,468)                        396

                                                             --------------      ---------------------
   Net cash provided by financing activities                       196,932                    414,596
                                                             --------------      ---------------------

DECREASE IN CASH AND CASH EQUIVALENTS                             (162,900)                  (125,400)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   162,900                    125,400
                                                             --------------      ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $             --  $                      --
                                                             ==============      =====================




        The notes to consolidated condensed financial statements are an integral part of these statements.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                                 FOR THE THREE
                                                                           MONTHS ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                          2000                  1999
                                                                     ----------------      ----------------
Supplemental disclosures of non-cash
     Investing and financing activities:


     Preferred stock issued for note receivable                      $     75,000          $       --

     Common stock options exercised in settlement of
     accrued expenses                                                $       --            $     31,200

     Cash paid for:
          Interest                                                   $       --            $       554
          Income taxes                                               $       --            $       --



The notes to consolidated condensed financial statements are an integral part of these statements

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of U.S. Microbics, Inc. and subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company suggests that the these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2000.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at December 31, 2000 and the results of its operations and its cash flows for the periods presented.

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

Changes have been made to the quarter ended December 31, 1999, to reflect certain adjustments which were made for the year ended September 30, 2000.

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

On August 2, 2000 Bio-Con formed a 98% owned Mexican corporation Natura Agricultura, de C.V. to serve as its international marketing arm for agricultural products and services based upon naturally occurring micro-organizms and additives. The other 2% is owned by U.S. Microbics, Inc., Bio-Con's parent Company.

RISKS AND UNCERTAINTIES

For the three months ended December 31, 2000 the Company has generated only limited revenues of $57,552 of which $52,512 is in accounts receivable. During this same period, the Company incurred a net loss of $684,820 and had negative cash flows from operations of $359,832. As of December 31, 2000, the Company has an accumulated deficit of $9,875,799. The Company had limited revenues of $18,900 during the fiscal year ended September 30, 2000 and $66,900 during fiscal year ended September 30, 1999 which included $50,000 from related parties. The Company incurred net losses of $2,550,900 in fiscal 2000 and $2,932,500 in fiscal 1999.

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

Subsequent to December 31, 2000, the Company has raised approximately $175,500, net of issuance costs, pursuant to a sales commitment for the purchase of Series C Preferred stock..

3.   INVENTORIES:

Inventories consist of the following:

                                                                               DECEMBER  31,
                                                                                     200
                                                                            -------------------
       Raw materials and supplies                                           $            46,674
       Finished goods                                                                        --
                                                                            --- ----------------
                                                                            $            46,674
                                                                            === ================


4.   NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. During the three months ended December 31,2000 and 1999, common stock equivalents are not considered because they would be anti-dilutive.

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

6.         RELATED PARTY TRANSACTION

       During the quarter ended December 31, 2000, the Mexican subsidiary of Bio-Con, Natura Agricultura, purchased manufacturing equipment and inventory in the amount of $95,000 from an entity controlled by a relative of the president of Natura Agricultura. Accounts receivable of $49,500 are pledged as collateral on notes payable of $95,000 related to the purchase.

     Purchase commitment:

       During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain inventories at a total cost of $194,000. The Company made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the purchase agreement.

7.         EQUITY FINANCING

During the three months ended December, 2000, the Company received cash proceeds, net of offering costs, totaling $198,400 pursuant to a sales commitment to purchase Series C Preferred stock..

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




OVERVIEW
The Company has developed an organizational structure of multiple corporations for the purpose of segmenting its operations into distinct units for proprietary microbe or "bug" production, research and development ("R&D"), licensing and patent protection and the intended sale and licensing of microbial products and related services to specific market segments. As the public holding company, the Company intends to coordinate the deployment of the Microbial Technology to its subsidiaries that in turn will license the technology and sell products and related services to end users. Several of the Company's subsidiaries utilize corporate names that have been used successfully by predecessor companies selling the Microbial Technology.

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

West Coast Fermentation Center

   WCFC manufactures microbial blends by using fermentation technology, powder blending techniques and combinatorial liquifaction including microbial blends for the Remediline -TM-, Wasteline -TM- and Bi-Agra -TM- product lines. WCFC intends to build a larger microbe laboratory, pilot plant and quality control center to meet projected production demands in fiscal year 2001 if additional funds are generated from sales and/or equity/debt funding.
                                         XyclonyX

XyclonyX provides research, develop, formulate, protect, apply, acquire, license and transfer its technologies, consisting of patents, proprietary knowledge, products, processes and personnel, for hydrocarbon impacted soil and water treatment and agricultural growth enhancement.

         In May 2000 XyclonyX completed a successful pilot program that demonstrated the efficacy of using its proprietary microbes, (in a formulation called MTBEctomy -TM-), to treat Methyl-Tertiary-Butyl-Ether (MTBE), a chemical compound used as a fuel additive in gasoline, which has caused widespread and serious contamination of the nation's drinking water supplies. Successful implementation of the treatment protocol developed by XyclonyX could help reduce the danger that MTBE poses to human health.

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

         The excellent results achieved by the research team are directly applicable to the cleanup of MTBE contaminated soil and water using injection of microbes to contaminated groundwater, above-ground applications where contaminated soil is processed through U.S. Microbics' patented Bio-Raptor -TM-, in existing tank farm storage tanks, and, where necessary, transported to a bioreactor for offsite treatment.


                       SUB-SURFACE WASTE MANAGEMENT, INC.

         In August of 29, 2000, Bruce Beattie was named President of Sub-Surface Waste Management, Inc. (SSWM). Mr. Beattie brings over 24 years experience in the environmental service industry with expertise in business development, operations and project management. In early September of 2000, under the directions of Mr. Beattie, SSWM formed an Engineering Services Division of four professionals which to direct, support and execute project assignments within SSWM and provide these same services to the water treatment and agriculture subsidiaries within U.S. Microbics. The Engineering Services Division is headquartered in Littleton, Colorado where Mr. Behzad Mirzayi, MS, P.E., manages the office as Chief Engineer and Executive Vice President of SSWM.

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



RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

The Company had revenues of $57,552 during the three months ended December 31, 2000, as compared to $15,957 of revenues for the same period in fiscal 1999. Revenues for the three months ended December 31, 2000, consisted primarily of bio-remediation of hydro-carbons in contaminated soil for and oil company and sales of microbial blends for grease trap remediation.

Selling, general and administrative ("SG&A") expenses for first quarter of fiscal year 2001 totaled $668,029 compared to $547,742 for the same period in fiscal year 2000. SG&A expenses for the first quarter of fiscal year 2001 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses.

The Company incurred a net loss of $684,820 and had negative cash flows from operations of $359,832 for the three months ended December 31, 2000 compared to a net loss of $540,876 and negative cash flows from operations of $543,185 for the three months ended December 31, 1999. Basic and diluted net loss per share was $.07 for the three months ended December 31, 2000 compared to $ .09 for the three months ended December 31, 1999.

Although the Company is expecting to increase revenues during the last half of fiscal 2001, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up-to an additional $5,000,000 from a private placement by a subsidiary, Sub Surface Waste Management, Inc., during the second and third quarters of fiscal 2001. The funds are targeted to expand the fermentation manufacturing operation and the staffing of sales subsidiaries.

There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.


LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents totaled $ 0.00 and $162,900 at December 31, 2000 and September 30, 2000, respectively. Net cash used in operations was $359,832 for the three months ended December 31, 2000, compared to $543,185 for the comparable period in fiscal 2000.

During the three months ended December 31, 2000, the Company raised $198,400 net of placement fees of approximately $16,600, from a sales commitment. As of December 31, 2000, the Company has negative working capital of $1,218,590 as compared to negative working capital of $726,900 as of September 30, 2000. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to December 31, 2000 the Company has raised approximately $175,500, net of placement fees. The Company believes that it has sufficient cash to continue its operations through March 31, 2001, and anticipates that cash generated from anticipated private placements and projected revenues during the last three quarters of fiscal 2001 will enable it to fulfill cash needs for fiscal 2001 and through fiscal 2002 operations.

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

         In Conjunction with the agreement, the Company registered, 20,000,000 shares of its common stock on Securities and Exchange Commission Form SB-2 Registration Statement.

         During fiscal 2000, the Company put 59,730 shares of common stock to Swartz and received $44,798 as proceeds. Per the terms of the Agreement, the Company issued warrants for 8,960 shares of common stock at an exercise price of $0.8943 expiring on September 30, 2005.

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

During the last half of fiscal 2001, the Company projects expenditures for plant and equipment of approximately $1,500,000 and research and development costs of less than $1,000,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with Bio-Raptor -TM-configuration for specific applications. The Company also plans to increase its number of employees to approximately 40 by the end of fiscal year 2001.

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

On December 16, 1999, Extec USA, Inc. filed a lawsuit against the Company in the Riverside County Superior Court, Case No. 336732. This lawsuit asserts that the Company failed to pay the full purchase price for certain shredding equipment. The Company has reached an out of court settlement with Extec USA.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2000, the Company raised $198,400 net of placement fees, from the issuance of shares of Series C Preferred Stock pursuant to a sales commitment. The shares of Series C Preferred Stock issued pursuant to the private placement were not registered under the Securities Act of 1933, as amended, because the subject transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.
                  None
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

                  None
ITEM 5.           OTHER INFORMATION .

SUBSEQUENT EVENTS:

Subsequent to December 31, 2000, the Company raised $175,500 net of placement fees pursuant to a sales commitment for Series C Preferred Stock.

On February 9, 2001, Sub-Surface Waste Management, Inc., a subsidiary of U.S. Microbics, Inc. entered into a contract for approximately $150,000 with Environmental Reclamation Services Limited (ERS) of Glasgow, Scotland as its technology and engineering partner to remediate diesel contamination at a confidential major Oil & Gas industry client site in Scotland.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized. .



                                      U.S. MICROBICS, INC.


Date: February 14, 2001        By:    /s/ Robert C. Brehm
                                  -------------------------------------
                                      Robert C. Brehm, President and
                                      Chief Executive Officer

                               By:    /s/ Conrad Nagel
                                  -------------------------------------
                                      Conrad Nagel, Chief  Financial Officer