Form 10QSB
period 2001-03-31
US MICROBICS INC
filed 2001-05-21
CIK 774454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2001

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to __________________
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|  No  | |

         Common Stock, $0.0001 par value per share - 12,385,839 shares outstanding as of March 31, 2001

                   Documents Incorporated by Reference: None.
Transitional Small Business Disclosure Format (check one): Yes ; No |X|

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      U.S. MICROBICS INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                   AS OF                AS OF
                                                                                                  MARCH 31,           SEPTEMBER 30,
                                                                                                    2001                 2000
                                                                                                 (Unaudited)           (Audited)
                                                                                                 -----------        ---------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                  $          --       $       162,900
     Accounts receivable                                                                                   --                    --
     Prepaid expenses and other assets                                                                  5,023                20,200
     Inventories (Note 3)                                                                              34,885                28,800
                                                                                                --------------      ---------------
          Total current assets                                                                         39,908               211,900
PROPERTY AND EQUIPMENT, NET                                                                           263,203               287,500
DEPOSITS                                                                                               28,779                28,700
                                                                                                --------------      ---------------
          Total assets                                                                          $     331,890       $       528,100
                                                                                                ==============      ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                     $    1,452,089       $       882,500
     Current portion of capital lease obligation                                                        3,853                 4,900
     Notes payable, related parties                                                                   111,000                50,500
                                                                                                --------------      ---------------
          Total current liabilities                                                                 1,566,942               937,900
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                                           --                   900

                                                                                                --------------      ---------------
          Total liabilities                                                                         1,566,942               938,800
                                                                                                --------------      ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)                                                                     --                    --

STOCKHOLDERS' DEFICIT :
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 6,958 and 8,421 shares issued                             696                   800
               and outstanding; aggregate liquidation preference of $6,958 and $8,421
          Series B; 500,000 shares authorized; 5,772 and 6,959 shares issued                              577                   700
               and outstanding; aggregate liquidation preference of $5,772 and $6,959
          Series C; 50,000 shares authorized; 47,035 and 39,342 shares issued                           4,703                 3,900
               And outstanding; aggregate liquidation preference of $4,703,500 and
               $3,934,200
          Series D; 50,000 shares authorized; 5,425 and 5,525 shares issued and                           543                   600
               Outstanding; no liquidation preference
                                                                                                --------------      ---------------
                                                                                                        6,519                 6,000
     Common stock; $.0001 par value; 150,000,000 shares authorized;                                     1,239                 1,100
          12,385,839 and 11,491,888 shares issued and outstanding
     Additional paid-in capital                                                                    11,718,924            10,723,300
     Stock options and warrants                                                                       929,880             1,130,900
     Treasury stock                                                                                        --                    --
     Stock subscriptions notes receivable                                                          (2,532,401)           (2,486,000)
       Deferred equity issuance costs                                                                (595,000)             (595,000)
     Accumulated deficit                                                                          (10,764,213)           (9,191,000)
                                                                                                --------------      ---------------
          Total stockholders' deficit                                                              (1,235,052)             (410,700)
                                                                                                --------------      ---------------
          Total liabilities and stockholders' deficit                                           $     331,890       $       528,100
                                                                                                ==============      ===============

 The notes to consolidated condensed financial statements are an integral part of these statements.

                      U.S. MICROBICS INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    FOR THE SIX                        FOR THE THREE
                                                               MONTHS ENDED MARCH 31,              MONTHS ENDED MARCH 31,
                                                        ------------------------------------- ---------------------------------
                                                               2001               2000             2001             2000
                                                        ------------------- ----------------- ---------------- ----------------
Revenues                                                  $        98,341    $      13,894     $      40,789     $        --

Cost of revenues                                                  107,429           38,638            44,027          44,065
                                                          ----------------- ----------------- ---------------- ----------------

Gross (loss)                                                       (9,088)         (24,744)           (3,238)        (44,065)

Selling, general and administrative expenses                    1,547,783        1,076,823           879,754         529,081
                                                          ----------------- ----------------- ---------------- ----------------

Loss from operations                                           (1,556,871)      (1,101,567)         (882,992)       (573,146)
Other income (expense):
   Interest income                                                    228           40,020               --           20,650

   Interest expense                                               (16,591)             --             (5,422)            --
                                                          ----------------- ----------------- ---------------- ----------------

Net loss                                                  $    (1,573,234)   $  (1,061,547)    $    (888,414)    $  (552,496)
                                                          ================= ================= ================ ================

Net loss per common share (basic and diluted - Note 4)    $          (.13)   $        (.16)    $        (.07)    $      (.08)

Weighted average common shares outstanding                     11,954,007        6,664,377        12,214,022       7,007,909


    The notes to consolidated condensed financial statements are an integral part of these statements.

                      U.S. MICROBICS INC., AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Caption
                                                                          FOR THE SIX                     FOR THE THREE
                                                                     MONTHS ENDED MARCH 31,           MONTHS ENDED MARCH 31,
                                                                ---------------------------------   -----------------------------
                                                                    2001               2000             2001             2000
                                                                --------------     --------------   -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $   (1,573,234)        (1,061,547)   $   (888,414)   $    (552,496)
   Adjustment to reconcile net loss to cash used in
        Operating activities:
   Depreciation                                                        27,971             22,283          13,985           21,916
   Stock, stock options, and warrants in exchange for services        241,348             76,900         240,779           96,824
   Decrease (increase) in:
          Accounts receivable                                              --             (2,929)         52,512           24,561
          Prepaid expense, deposits and other                          15,177             (9,895)          1,488          (20,467)
          Inventory                                                    (6,085)            (3,916)         11,789              993
   Increase (decrease) in:
          Accounts payable and accrued expenses                       569,959           (112,146)        202,829         (120,276)
                                                                --------------     --------------   -------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                (724,864)        (1,091,250)       (365,032)        (548,945)
                                                                --------------     --------------   -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      --            (14,000)             --          (17,189)
                                                                --------------     --------------   -------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                      --            (14,000)             --          (17,189)
                                                                --------------     --------------   -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock and stock options in private
         Placements                                                   504,400            939,350         306,000          532,350
   Cancellation of treasury stock                                          --             33,300              --           33,300
   Exercise of stock options                                               --              7,200              --               --
   Loan from related parties                                           60,500                 --          60,500               --
   Repayment long-term portion of lease contract                       (2,936)                --          (1,468)             484
                                                                --------------     --------------   -------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             561,964            979,850         365,032          566,134
                                                                --------------     --------------   -------------    ------------

DECREASE IN CASH                                                     (162,900)          (125,400)             --               --
CASH AT BEGINNING OF PERIOD                                           162,900            125,400              --               --
                                                                --------------     --------------   -------------    ------------
CASH AT END OF PERIOD                                          $           --      $          --   $          --    $          --
                                                                ==============     ==============   =============    ============

The notes to consolidated condensed financial statements are an integral part of these statements.

                      U.S. MICROBICS INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                       FOR THE SIX                          FOR THE THREE
                                                                 MONTHS ENDED MARCH 31,                MONTHS ENDED MARCH 31,
                                                                2001                2000               2001              2000
Supplemental disclosures of non-cash
       Investing and financing activities:


Preferred stock issued for note receivable                $      50,000      $      100,000      $        --       $     100,000

Common stock issued in exchange for services              $     241,348      $       76,331      $     240,779     $      96,824

Common stock options exercised in settlement of
      accrued expenses                                    $      54,690      $       65,000      $      54,690     $        --

Cash paid for:
    Interest                                              $       2,639      $        3,007      $         --      $         170




    The notes to consolidated condensed financial statements are an integral part of these statements.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at March 31, 2001 and the results of its operations and its cash flows for the periods presented.

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

The Company has five wholly-owned subsidiaries: West Coast Fermentation Center, Sub Surface Waste Management, Inc. (SSWM), Sol Tech Corporation (d.b.a.- Wasteline Performance Corporation), Bio-Con Microbes and Applied Microbic Technologies, Inc. West Coast Fermentation Center's primary business is to cultivate microbial cultures that are to be sold to other subsidiaries of the Company. Sub Surface Waste Management's business is to assemble and sell products using technology licensed from Xyclonyx. Sol Tech Corporation and Bio-Con Microbes are companies formed to service the sewage treatment and agriculture markets, respectively. Applied Microbic Technologies, Inc. intends to (i) license customers in the United States to use microbial blends that are specially formulated for Microbially Enhanced Oil Recovery ('MEOR") in the United States and (ii) provide related technical support services.

On August 2, 2000 Bio-Con formed a 98% owned Mexican corporation Natura Agricultura, de C.V. to serve as its international marketing arm for agricultural products and services based upon naturally occurring micro-organizms and additives. The other 2% is owned by U.S. Microbics, Inc., Bio-Con's parent company.



RISKS AND UNCERTAINTIES

For the six months ended March 31, 2001 the Company has generated only limited revenues of $98,341. During this same period, the Company incurred a net loss of $1,573,234 and had negative cash flows from operations of $724,864. As of March 31, 2001, the Company has an accumulated deficit of $10,764,213. The Company had revenue of $18,900 during the fiscal year ended September 30, 2000. The Company incurred a net loss of $2,550,900 in fiscal 2000.

For the quarter ended March 31, 2001 the Company has generated only limited revenues of $40,789 compared to no revenue for the corresponding quarter of the prior year. During the three monthsr ended March 31, 2001, the Company incurred a net loss of $888,414 and had negative cash flows from operations of $365,032 compared to $552,496 net loss and negative cash flows of $548,945 for the corresponding quarter of the prior year.

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

Subsequent to March 31, 2001, the Company has borrowed approximately $258,000 from related parties, net of loan fees.

3. INVENTORIES:

Inventories consist of the following:

                                                                   MARCH 31,
                                                                     2001
                                                            --------------------
       Raw materials and supplies                           $             5,195
       Finished goods                                                    29,690
                                                            --------------------
                                                            $            34,885
                                                            ====================

4. NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. During the six months ended March 31, 2001 and 2000, common stock equivalents are not considered because they would be anti-dilutive.

5. COMMITMENTS AND CONTINGENCIES

Litigation:

         In March 1999, the Company was served with a stockholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al. On May 15, 2001, the Company and the Plaintiff filed a stipulation of settlement with the San Diego County Superior Court. As part of the stipulation, the Plaintiff has agreed to release and discharge all claims made against the Company. The Company has agreed to pay the Plaintiff $38,000 in attorneys' fees. The settlement agreement must be approved by the Court.

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


6. EQUITY FINANCING

During the six months ended March 31, 2001, the Company received cash proceeds of $504,400, net of offering costs of $37,600, pursuant to a private placement offering for its Series C preferred stock at $50 per share.

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

    In May 2000 XyclonyX completed a successful pilot program that demonstrated the efficacy of using its proprietary microbes, (in a formulation called MTBEctomy(TM)), to treat Methyl-Tertiary-Butyl-Ether
(MTBE), a chemical compound used as a fuel additive in gasoline, which has caused widespread and serious contamination of the nation's drinking water supplies. Successful implementation of the treatment protocol developed by XyclonyX could help reduce the danger that MTBE poses to human health.

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

    The excellent results achieved by the research team are directly applicable to the cleanup of MTBE contaminated soil and water using injection of microbes to contaminated groundwater, above-ground applications where contaminated soil is processed through U.S. Microbics' patented
Bio-Raptor(TM), in existing tank farm storage tanks, and, where necessary, transported to a bioreactor for offsite treatment.

                       SUB SURFACE WASTE MANAGEMENT, INC.

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

RESULTS OF OPERATIONS

FOR THE SIX MONTHS AND QUARTER ENDED MARCH 31, 2001 COMPARED TO THE SIX MONTHS AND QUARTER ENDED MARCH 31, 2000.

The Company had revenues of $98,341 during the six months ended March 31, 2001, as compared to $13,894 of revenues for the same period in fiscal 2000. Revenues for the six months ended March 31, 2000 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for and oil company and sales of microbial blends for grease trap remediation. Revenues for the quarter ended March 31, 2001 totaled $40,789 compared to no revenues for the same quarter of the prior year.

Selling, general and administrative ("SG&A") expenses for first two quarters of fiscal year 2001 totaled $1,547,783 compared to $1,076,823 for the same period in fiscal year 2000. SG&A expenses for the first two quarters of fiscal year 2000 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses. SG&A expenses for the second quarter ended March 31, 2001, were $879,754 compared to $529,081 for the corresponding quarter of the prior year. The increase in SG&A expenses in both the 6 month and quarter ended March 31, 2001 was due primarily to the addition of the Denver Colorado engineering office of the subsidiary SSWM and an increase in consulting and legal fees related the shareholder derivative lawsuit.

The Company incurred a net loss of $(1,573,234) and had negative cash flows from operations of $(724,864) for the six months ended March 31, 2001 compared to a net loss of $(1,061,547) and negative cash flows from operations of $(1,091,250) for the six months ended March 31, 2000. Basic and diluted net loss per share was $(.13) for the six months ended March 31, 2001 compared to $(.16) for the six months ended March 31, 2000. The decrease was due to the increase in average shares outstanding of 11,954,007 for the six months ended March 31, 2001 compared to 6,664,377 for the corresponding six months ended March 31, 2000.

Although the Company is expecting to increase revenues during the last half of fiscal 2001, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company through is SSWM subsidiary, is planning on raising up-to an additional $5,000,000 from private placements during the third and fourth quarters of fiscal 2001. The funds are targeted to expand the staffing of sales and engineering services of SSWM and expand the fermentation capacity of WCFC.

There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents totaled $ 0.00 and $162,900 at March 31, 2001 and September 30, 2000, respectively. The Company had net bank overdrafts of $8,127 as of March 31, 2001. Net cash used in operations was $724,864 for the six months ended March 31, 2001, compared to $1,091,250 for the comparable period in fiscal 2000.

During the six months ended March 31, 2001, the Company raised $504,400 net of placement fees of approximately $37,600, from private placements of Series C preferred stock. As of March 31, 2001, the Company has negative working capital of $1,527,034 as compared to negative working capital of $726,000 as of September 30, 2000. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to March 31, 2001 the Company has borrowed from related parties $258,250. The Company believes that it has sufficient cash after related party borrowings to continue its operations through June 30, 2001, and anticipates that cash generated from anticipated private placements and projected revenues during the third and fourth quarters of fiscal 2001 will enable it to fulfill cash needs for fiscal 2001 and fiscal 2002 operations.

On March 14, 2000, the Company entered into an investment agreement to sell up to $35 million of the Company's common stock to Swartz Private Equity, LLC ("Swartz")

Under the terms of the investment agreement the company periodically may choose to sell shares of its common stock to Swartz. If the company elects to sell shares to Swartz, then the purchase price for such shares will be the lesser of (i) ninety-two percent (92%) of the lowest closing bid price for the Company's common stock during the thirty days following the date that the shares are delivered to Swartz, or (ii) the market price minus $.10 per share. In no event will the purchase price be less than the designated minimum share price set by the Company. The number of shares that the Company can sell to Swartz is limited by specified amounts based upon shares that have traded in the market during specified periods prior to the sale. If the Company elects not to sell shares to Swartz, then it may be obligated to pay fees to Swartz of up to $100,00 every six months. If the investment agreement is terminated by the Company, then the Company may be obligated to pay fees to Swartz of up $200,00. Each time that the Company elects to sell shares to Swartz, the Company is obligated to issue Swartz a warrant to purchase a number of shares equal to fifteen percent (15%) of the shares sold in the transaction. The warrant is exercisable at one hundred ten-perecnt (110%) if the market price for such shares.

In Conjunction with the agreement, the Company registered, 20,000 shares of its common stock on Securities and Exchange Commission Form SB-2 Registration Statement.

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

The investment agreement with Swartz Private Equity, LLC specifies that the Company cannot sell equity securities for cash during the period from the date of the agreement (March, 2000) until 90 days after the termination of the agreement without written approval from Swartz. In February, 2000, the Company entered into an agreement to sell 13,000 shares of Series C preferred stock for $1,250,000 to an individual pursuant to a private placement. During the period from July, 2000 to March 31, 2001 this individual assigned certain of his rights to purchase this stock to other individuals and these individuals purchased this stock. The total of these transactions was 12,584 shares and $1,089,500 before issuing costs. Additionally, during the period for April 2000, to June, 2000 the Company sold 2,167 shares of Series C preferred stock for $191,250 before issuing costs, pursuant to a private placement. The Company does not believe any violation of the agreement have occurred as the sales commitment transactions was entered into prior to the investment agreement and the other sales pursuant to a private placement were prior to the effective date (July, 2000) of the registration statement.

As of May 18, 2001, the Company had not made additional sales of stock to Swartz other than the shares sold as described above. As such, in accordance with the terms of the investment agreement, the Company could be obligated to pay fees in the amount of approximately $95,000 to Swartz.

During the last half of fiscal 2001, the Company projects expenditures for plant and equipment of approximately $750,000 and research and development costs of less than $250,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with Bio-Raptor(TM) configuration for specific applications. The Company also plans to increase its number of employees to approximately 30 by the end of fiscal year 2001.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In March 1999, the Company was served with a shareholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al, Marin County Superior Court, Case No. 991288. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. On May 15, 2001, the Company and the Plaintiff filed a stipulation of settlement with the San Diego Superior Court. As part of the stipulation, the Plaintiff has agreed to release and discharge all claims made against the Company. The Company has agreed to pay the Plaintiff $38,000 in attorneys' fees. The settlement agreement must be approved by the Court.

On December 16, 1999, Extec USA, Inc. filed a lawsuit against the Company in the Riverside County Superior Court, Case No. 336732. This lawsuit asserts that the Company failed to pay the full purchase price for certain shredding equipment.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2001, the Company raised $281,000 net of placement fees, from the issuance of shares of Series C Preferred Stock pursuant to a private placement. The shares of Series C Preferred Stock issued pursuant to the private placement were not registered under the Securities Act of 1933, as amended, because the subject transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
                   None
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

                   None

ITEM 5.   OTHER INFORMATION .


SUBSEQUENT EVENTS:

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to March 31, 2001 the Company has borrowed $258,250 from related parties, net of loan fees.

In March 1999, the Company was served with a shareholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al, Marin County Superior Court, Case No. 991288. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. On May 15, 2001, the Company and the Plaintiff filed a stipulation of settlement with the San Diego County Superior Court. As part of the stipulation, the Plaintiff has agreed to release and discharge all claims made against the Company. The Company has agreed to pay the Plaintiff $38,000 in attorneys' fees. The settlement agreement must be approved by the Court.

Sub Surface Waste Management, Inc. signed a Letter of Intent on May 17th with Deep Green, N. V. to provide its U.S. Patented Bio-Raptor(TM) bioremediation treatment system as a captive operator to offset energy costs and treat incoming waste streams impacted by petroleum hydrocarbons at Deep Green, N.V.'s fully permitted facilities throughout North America.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized. .

                                           U.S. MICROBICS, INC.


Date: May 21, 2000                  By:   /s/ Robert C. Brehm
                                          -------------------------------------
                                          Robert C. Brehm, President and
                                          Chief Executive Officer

                                    By:   /s/ Conrad Nagel
                                          -------------------------------------
                                          Conrad Nagel, Chief  Financial Officer