Form 10QSB
period 2001-06-30
US MICROBICS INC
filed 2001-08-20
CIK 774454

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended June 30, 2001

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

         Common Stock, $0.0001 par value per share - 14,203,309 shares outstanding as of August 16, 2001

                   Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one):  Yes |_|; No  |X|

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                     U.S. MICROBICS INC. AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                              AS OF               AS OF
                                                                                             JUNE 30,         SEPTEMBER 30,
                                                                                               2001               2000
ASSETS                                                                                      (Unaudited)         (Audited)
                                                                                           -------------      -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                             $      1,036       $    162,900
     Accounts receivable                                                                         41,135                 --
     Prepaid expenses and other assets                                                            3,425             20,200
     Inventories (Note 3)                                                                        34,885             28,800
                                                                                           -------------      -------------
          Total current assets                                                                   80,481            211,900
PROPERTY AND EQUIPMENT, NET                                                                     249,218            287,500
DEPOSITS                                                                                         28,779             28,700
                                                                                           -------------      -------------
          Total assets                                                                     $    358,478       $    528,100
                                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                 $  1,118,037       $    882,500
     Current portion of capital lease obligation                                                  2,408              4,900
     Notes payable, related parties                                                             577,564             50,500
                                                                                           -------------      -------------
          Total current liabilities                                                           1,698,009            937,900
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                                     --                900
                                                                                           -------------      -------------
          Total liabilities                                                                   1,698,009            938,800
                                                                                           -------------      -------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)                                                               --                 --

STOCKHOLDERS' DEFICIT :
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 6,708 and 8,421 shares issued
               and outstanding; aggregate liquidation preference of $6,708 and $8,421               671                800
          Series B; 500,000 shares authorized; 5,772 and 6,959 shares issued
               and outstanding; aggregate liquidation preference of $5,772 and $6,959               577                700
          Series C; 50,000 shares authorized; 46,370 and 39,342 shares issued
               And outstanding; aggregate liquidation preference of $4,637,000 and
               $3,934,200                                                                         4,637              3,900
          Series D; 50,000 shares authorized; 5,425 and 5,525 shares issued and
               Outstanding; no liquidation preference                                               543                600
                                                                                           -------------      -------------
                                                                                                  6,428              6,000
     Common stock; $.0001 par value; 150,000,000 shares authorized;
          13,948,086 and 11,491,888 shares issued and outstanding                                 1,395              1,100
     Additional paid-in capital                                                              12,826,890         10,723,300
     Stock options and warrants                                                                 929,880          1,130,900
     Stock subscriptions notes receivable                                                    (2,532,401)        (2,486,000)
     Deferred equity issuance costs                                                            (595,000)          (595,000)
     Accumulated deficit                                                                    (11,976,723)        (9,191,000)
                                                                                           -------------      -------------
          Total stockholders' deficit                                                        (1,339,531)          (410,700)
                                                                                           -------------      -------------
          Total liabilities and stockholders' deficit                                      $    358,478       $    528,100
                                                                                           =============      =============

                                 The notes to consolidated condensed financial
                             statements are an integral part of these statements.


                                          U.S. MICROBICS INC. AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                            FOR THE NINE                         FOR THE THREE
                                                       MONTHS ENDED JUNE 30,                 MONTHS ENDED JUNE 30,
                                                       ---------------------                 ---------------------
                                                      2001                2000              2001               2000
                                                      ----                ----              ----               ----
Revenues ($9,298 from related parties in the
three months ended  June 30, 2001)                $    141,971       $     26,348       $     43,630       $     12,454

Cost of revenues                                       160,077             23,337             52,648                 --
                                                  -------------      -------------      -------------      -------------
                                                       (18,106)             3,011             (9,018)            12,454
Gross (loss) profit

Selling, general and administrative expenses         2,719,314          1,639,681          1,171,531            547,557
                                                  -------------      -------------      -------------      -------------
                                                    (2,737,420)        (1,636,670)        (1,180,549)          (535,103)
Loss from operations

Other income (expense):

Interest income                                            228             40,020                 --                 --

Interest expense                                       (48,552)                --            (31,961)                --
                                                  -------------      -------------      -------------      -------------

Net loss                                          $ (2,785,744)      $ (1,596,650)      $ (1,212,510)      $   (535,103)
                                                  =============      =============      =============      =============
Net loss per common share (basic and diluted)
  (Note 4):                                       $       (.23)      $       (.22)      $       (.09)      $       (.06)

Weighted average common shares outstanding          12,299,445          7,273,159         12,990,320          8,490,723


                                 The notes to consolidated condensed financial
                             statements are an integral part of these statements.

                                     U.S. MICROBICS INC. AND SUBSIDIARIES

                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                          FOR THE NINE                   FOR THE THREE
                                                                      MONTHS ENDED JUNE 30,           MONTHS ENDED JUNE 30,
                                                                      ---------------------           ---------------------
                                                                      2001            2000            2001            2000
                                                                  ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(2,785,744)     (1,596,650)    $(1,212,510)    $  (535,103)
   Adjustment to reconcile net loss to cash used in
        operating activities:
   Depreciation                                                        41,957          34,174          13,985          11,891
   Stock, stock options, and warrants in exchange for services      1,292,129         333,449       1,050,781         256,549
   Decrease (increase) in:
          Accounts receivable                                         (41,135)        (15,868)        (41,135)        (12,939)
          Prepaid expense, deposits and other                          16,775          (7,771)          1,598           2,124
          Inventory                                                    (6,085)         (3,210)             --             706
   Increase (decrease) in:
          Accounts payable and accrued expenses                       235,537        (107,683)       (334,422)          4,463
                                                                  ------------    ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                              (1,246,566)     (1,363,559)       (521,702)       (272,309)
                                                                  ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      --         (30,441)             --         (16,441)
                                                                  ------------    ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                      --         (30,441)             --         (16,441)
                                                                  ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock and stock options in private
         Placements                                                   561,650       1,228,100          57,250         288,750
   Cancellation of treasury stock                                          --          33,300              --              --
   Exercise of stock options                                               --           7,200              --              --
   Loans from related parties                                         527,064              --         466,564              --
   Repayment of capital lease obligation                               (4,012)             --          (1,076)             --
                                                                  ------------    ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,084,702       1,268,600         522,738         288,750
                                                                  ------------    ------------    ------------    ------------

DECREASE IN CASH                                                     (161,864)       (125,400)          1,036              --
CASH AT BEGINNING OF PERIOD                                           162,900         125,400              --              --
                                                                  ------------    ------------    ------------    ------------
CASH AT END OF PERIOD                                             $     1,036     $        --     $     1,036     $        --
                                                                  ============    ============    ============    ============

                                 The notes to consolidated condensed financial
                             statements are an integral part of these statements.

                      U.S. MICROBICS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                              FOR THE NINE                          FOR THE THREE
                                                           MONTHS ENDED JUNE 30,                 MONTHS ENDED JUNE 30,
                                                         2001                2000               2001              2000
                                                   --------------     --------------      --------------    --------------
Supplemental disclosures of non-cash
     investing and financing activities:

Preferred stock issued for note receivable         $      50,000      $     315,001       $           --    $    215,001
Common stock issued in exchange for services       $   1,292,129      $      35,650       $    1,050,781    $         --

Common stock options issued in settlement of       $      54,690      $     165,000       $           --    $    100,000
     accrued expenses

Cash paid for:
    Interest                                       $       2,639      $       3,614       $           --    $        607
    Income taxes                                   $         --       $          --       $           --    $         --

                                 The notes to consolidated condensed financial
                             statements are an integral part of these statements.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)


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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at June 30, 2001 and the results of its operations and its cash flows for the periods presented.

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

On August 2, 2000 Bio-Con Microbics formed a 98% owned Mexican corporation Natura Agricultura, de C.V. to serve as its international marketing arm for agricultural products and services based upon naturally occurring micro-organizms and additives. The other 2% is owned by U.S. Microbics, Inc., Bio-Con Microbes' parent company.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)


RISKS AND UNCERTAINTIES

For the nine months ended June 30, 2001 the Company has generated only limited revenues of $141,971 which included $9,298 from related parties. During this same period, the Company incurred a net loss of $2,785,744 and had negative cash flows from operations of $1,246,566. As of June 30, 2001, the Company has an accumulated deficit of $11,976,723. The Company had no revenues during the fiscal years ended September 30, 1998 and 1997. The Company incurred net losses of $2,550,900 in fiscal 2000, $2,932,500 in fiscal 1999 and $1,411,800 in fiscal
1998.

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

Subsequent to June 30, 2001, the Company has borrowed approximately $170,000 from related parties, net of loan fees.

3.         INVENTORIES:

Inventories consist of the following:

                                                         JUNE 30,
                                                           2001
                                                     -----------------
       Raw materials and supplies                    $          5,195
       Finished goods                                          29,690
                                                     -----------------
                                                     $         34,885
                                                     =================


4.       NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. During the nine months ended June 30, 2001 and 2000, common stock equivalents are not considered because they would be anti-dilutive.


5.       COMMITMENTS AND CONTINGENCIES

Litigation:

In March 1999, the Company was served with a stockholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. On July 5, 2001, the Company reached a court approved settlement, agreeing to reimburse the plaintiff $38,000 in legal fees payable over a period of 150 days. To date the scheduled payments of $20,000 have been made.

In December, 1999, the Company was served with a lawsuit by one of its suppliers for nonpayment of various purchases.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)



5.       COMMITMENTS AND CONTINGENCIES (CONTINUED):

Purchase commitment:

During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain inventories at a total cost of $194,000. The Company made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the purchase agreement.


6.       EQUITY FINANCING

During the nine months ended June 30, 2001, the Company received cash proceeds, net of offering costs of $37,600, totaling $561,650 pursuant to a private placement offering for its Series C preferred stock at $25 to $50 per share.

                                     PART I


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

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


RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2000.

The Company had revenues of $141,971 which include $9,298 from related parties during the nine months ended June 30, 2001, as compared to $26,348 of revenues for the same period in fiscal 2000. Revenues for the nine months ended June 30, 2000 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for and oil company and sales of microbial blends for grease trap remediation.

Selling, general and administrative ("SG&A") expenses for first three quarters of fiscal year 2001 totaled $2,719,314 compared to $1,639,681 for the same period in fiscal year 2000. SG&A expenses for the first three quarters of fiscal year 2001 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses.

The Company incurred a net loss of $(2,785,744) and had negative cash flows from operations of $(1,246,566) for the nine months ended June 30, 2001 compared to a net loss of $(1,596,650) and negative cash flows from operations of $(1,363,559) for the nine months ended June 30, 2000. Basic and diluted net loss per share was $(.23) for the nine months ended June 30, 2001 compared to $(.22) for the nine months ended June 30, 2000. The increase was due to the increase in average shares outstanding of 12,299,445 for the nine months ended June 30, 2001 compared to 7,273,159 for the corresponding nine months ended June 30, 2000.

Although the Company is expecting to increase revenues during the last quarter of fiscal 2001, and for the fiscal year ended 2002, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up-to $15,000,000 from private placements through its subsidiary Sub Surface Waste Management, Inc., during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. The funds are targeted primarily for the acquisition of Companies which will increase technical services capability on a nationwide basis ($8,000,000), purchase capital equipment ($1,500,000) and for working capital ($3,000,000). There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash and cash equivalents totaled $ 1,036 and $162,900 at June 30, 2001 and September 30, 2000, respectively. Net cash used in operations was $1,246,566 for the nine months ended June 30, 2001, compared to $1,363,559 for the comparable period in fiscal 2000.

During the nine months ended June 30, 2001, the Company raised $561,650 net of placement fees of approximately $37,600, from private placements of Series C preferred stock. As of June 30, 2001, the Company has negative working capital of $1,617,528 as compared to negative working capital of $726,000 as of June 30, 2000. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to June 30, 2001 the Company has borrowed from related parties $170,000, net of loan fees. The Company believes that it has sufficient cash to continue its operations through September 30, 2001, and anticipates that cash generated from anticipated private placements and projected revenues during the fourth quarter of fiscal 2001 will enable it to fulfill cash needs for fiscal 2001 and through fiscal 2003 operations.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In March 1999, the Company was served with a shareholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al, Marin County Superior Court, Case No. 991288. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. On July 5, 2001, the Company reached a court approved settlement, agreeing to reimburse the plaintiff $38,000 in legal fees payable over a period of 150 days. To date the scheduled payments of $20,000 have been made.

On December 16, 1999, Extec USA, Inc. filed a lawsuit against the Company in the Riverside County Superior Court, Case No. 336732. This lawsuit asserts that the Company failed to pay the full purchase price for certain shredding equipment. The Company has reached an out of court settlement with Extec USA, to complete its purchase commitment as soon as practicable.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the nine months ended June 30, 2001, the Company raised $561,650 net of placement fees, from the issuance of shares of Series C Preferred Stock pursuant to a private placement. The shares of Series C Preferred Stock issued pursuant to the private placement were not registered under the Securities Act of 1933, as amended, because the subject transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


ITEM 5.  OTHER INFORMATION.

SUBSEQUENT EVENTS:

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to June 30, 2001 the Company has borrowed $170,000 from related parties, net of loan fees.

In March 1999, the Company was served with a shareholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al, Marin County Superior Court, Case No. 991288. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. On July 5, 2001, the Company reached a court approved settlement with the, agreeing to reimburse the plaintiff $38,000 in legal fees payable over a period of 150 days. To date all scheduled payments have been made.


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



                                          U.S. MICROBICS, INC.


Date: August 17, 2001         By:         /s/ Robert C. Brehm
                                 -----------------------------------------------
                                          Robert C. Brehm, President and
                                          Chief Executive Officer

                              By:         /s/ Conrad Nagel
                                 -----------------------------------------------
                                          Conrad Nagel, Chief  Financial Officer