Form 10KSB
period 2001-09-30
US MICROBICS INC
filed 2002-01-14
CIK 774454

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
               For the year fiscal year ended September 30, 2001
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____________ to ______________

                                   ----------

                          Commission File No.: 0-14213

                              U.S. MICROBICS, INC.
                 (Name of small business issuer in its charter)

                Colorado                                       84-0990371
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                        Identification No.)

                             5922-B Farnsworth Court
                           Carlsbad, California 92008
                                 (760) 915-1860
   (Address of principal executive offices and Registrant's telephone number)

                                   ----------

       Securities registered under Section 12(b) of the Exchange Act: None

     Title of each class               Name of each exchange on which registered
            None                                          None

         Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, $0.0001 par value per share

                                   ----------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES [X] No [_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                       (TM)

         Issuer's revenues for the fiscal year ended September 30, 2001:
$50,700. Aggregate market value of voting and non-voting common equity held by non-affiliates: $6,649,459

         Common Stock, $0.0001 par value per share, 21,584,541 shares outstanding as of December 27, 2001.

         Documents Incorporated by Reference:  None.

         Transitional Small Business Disclosure Format (check one):
                                                                  YES [X] NO [_]

================================================================================

                                                   TABLE OF CONTENTS

PART I...............................................................................................................2

   Item 1.     Description of Business...............................................................................2
   Item 2.     Description of Property..............................................................................21
   Item 3.     Legal Proceedings....................................................................................21
   Item 4.     Submission of Matters to a Vote of Security Holders..................................................21

PART II.............................................................................................................21

   Item 5.     Market for Common Equity and Related Shareholder Matters.............................................21
   Item 6.     Management's Discussion and Analysis or Plan of Operation............................................26
   Item 7.     Financial Statements.................................................................................32
   Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.................33

PART III............................................................................................................33

   Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                of the Exchange Act.................................................................................33
   Item 10.    Executive Compensation...............................................................................35
   Item 11.    Security Ownership of Certain Beneficial Owners and Management.......................................37
   Item 12.    Certain Relationships and Related Transactions.......................................................40
   Item 13.    Exhibits and  Reports on Form 8-K....................................................................40

SIGNATURES..........................................................................................................42

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

                             DESCRIPTION OF BUSINESS

Overview

         U.S. Microbics Inc., is a Colorado corporation. We were originally incorporated in 1984 in Colorado under the name Venture Funding Corporation. On June 3, 1993, the name was changed to Global Venture Funding, Inc., and we changed to our present name of U.S. Microbics, Inc. on March 25, 1998.

         U.S. Microbics is building an environmental biotech company utilizing the proprietary microbial technology, bioremediation patents, knowledge, processes and unique microbial culture collection developed over 30 years by the late George M. Robinson and his daughter Mery C. Robinson (collectively, the "Microbial Technology"). U.S. Microbics creates and markets proprietary microbial technologies that provide natural solutions to many of today's environmental problems. U.S. Microbics' microbes or "bugs" can be used to break down various substances, including oil, diesel, fuel, arsenic, certain toxic waste, and certain water and soil contamination. U.S. Microbics intends to leverage the products, applications and customer contacts developed by the Robinsons to apply, develop, license and commercialize the Microbial Technology. U.S. Microbics believes that it can build the foundation for the international commercialization of its proprietary products based on the Microbial Technology for applications in the global environmental, manufacturing, agricultural and natural resource markets. Unlike certain other start-up companies that need to develop a product or technology and find a market and customers, U.S. Microbics already has advanced, proprietary technology, as well as products that have been utilized in various environmental and agricultural applications. U.S. Microbics is in the process of determining and obtaining the capital, personnel and manufacturing and distribution capacity necessary to commercialize the Microbial Technology.

         U.S. Microbics' initial objective is to establish itself as a leading provider of environmental technology, services and products to companies in the United States through the deploymentlicensing of technology that meets governmental standards, is environmentally friendly, treats the source of the problem, and may replace conventional technology with definitive, Pay-for-Performance services rather than time and materials services. is easy to manufacture and apply and yields profit for its licensees. To achieve this objective, U.S. Microbics intends to focus its strategy on the following four elements:

         o in-situ bioremediation of underground contaminants including MTBE in soil and/or groundwater

         o on-site reactivation treatment systems for spent vapor and liquid phase Granular Activated Carbon use of bioreactors for industrial wastewater cleanup and recycling licensing its bioremediation technology to high-volume end-users for hydrocarbon waste cleanup;

         o developing a manufacturing center for its proprietary microbial blends; and

         o licensing its technology to entities for use in specific vertical markets and territories, site clean-up and maintenance products, agricultural growth enhancement and aquaculture/mariculture applications.

         U.S. Microbics' achievement of its objectives is highly dependent, among other factors, on its ability to raise the necessary capital to support revenue projects in its subsidiary company SSWM that will successfully deploy the products and engineering services to satisfy the potential demand from both prior and present customers that rely on the Microbial Technology. U.S. Microbics intends to raise additional working capital through the sale of shares of its Common Stock ("Common Stock") and preferred stock or debt and through the private placement offerings of its subsidiaries, and potential licensing arrangements. There can be no assurance that U.S. Microbics, or its subsidiaries, will raise such capital on terms acceptable to it, if at all. U.S. Microbics' failure to obtain adequate financing may jeopardize its existence. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources." Business Development

         U.S. Microbics was incorporated in the State of Colorado on December 7, 1984 under the name "Venture Funding Corporation" and has been engaged in a variety of operations since inception. U.S. Microbics amended its Articles of Incorporation in June 1993 to change its name to Global Venture Funding, Inc. Global Venture Funding, Inc., amended its Articles of Incorporation in March 1998, changing its name to U.S. Microbics, Inc. and its stock trading symbol on the Over-The-Counter Bulletin Board to "BUGS." U.S. Microbics' fiscal year ends on September 30.

U.S. Microbics has six wholly-owned subsidiaries:
         1.       XyclonyX;
         2.       West Coast Fermentation Center ("WCFC");
         3.       Sub Surface Waste Management, Inc. ("SSWM");
         4. Sol Tech Corporation, d.b.a. Wasteline Performance Corporation ("Sol Tech");
         5.       Bio-Con Microbes ("Bio-Con"); and
         6.       Applied Microbic Technologies, Inc. ("AMTI").

         Bio-Con Microbes has two wholly-owned subsidiaries, Natura Agricultura, S.A. d. C.V., and Proveedores Laborales Por Contrato, S.A. DEC.L. subsidiary formed in Mexico August 23, 2000.

         WCFC's primary business is to cultivate microbial cultures that are to be sold to other subsidiaries of U.S. Microbics. SSWM's business is to combine engineering services and excecute ex-situ soil remediation projects using the BIO-RAPTOR(TM) technology for all manners of hydrocarbon treatment and install and operate groundwater and in-situ soil remediation systems it designs, installs and operates to remediate all manner of hydrocarbons that is licensed from XyclonyX. Sol Tech and Bio-Con are companies formed to service the waste treatment and agriculture markets, respectively. AMTI intends to sell products to oil and gas operators that use microbial blends that are specially formulated for Microbially Enhanced Oil Recovery (MEOR). U.S. Microbics' strategy is to maintain the Microbial Technology formulas with the technology experts at

XyclonyX, produce the microbial blends and formulations in its WCFC fermentation facility and utilize sales subsidiaries to sell and license the microbe solutions to targeted customers.

         U.S. Microbics intends to obtain private financing for additional equity to provide working capital for current overhead costs as well as to finance startup costs for its wholly-owned subsidiaries and to fund potential acquisitions.

Organizational Structure

         U.S. Microbics has developed an organizational structure of multiple corporations for the purpose of segmenting its operations into distinct units for proprietary microbe or "bug" production, research and development ("R&D"), licensing and patent protection and the intended sale and licensing of microbial products to specific market segments. As the public holding company, U.S. Microbics intends to coordinate the deployment of the Microbial Technology to its subsidiaries that in turn will license the technology and sell products to end users. Several of U.S. Microbics' subsidiaries utilize corporate names that have been used successfully by predecessor companies selling the Microbial Technology.

U.S. Microbics and its subsidiaries are described more fully below:

U.S. Microbics, Inc.

U.S. Microbics intends to profitably orchestrate the operations of its subsidiaries and to provide administrative functions at beneficial economies of scale. U.S. Microbics initially intends to acquire the capital needed to fund the production plant, to acquire the necessary personnel and facilities and to operate the individual subsidiaries. U.S. Microbics then intends to allocate its resources among the subsidiaries so that they can operate profitably within the organizational structure. Also, U.S. Microbics will provide to its subsidiaries public relations, accounting, legal, human resources, capital acquisition and merger and acquisition services.

XyclonyX

XyclonyX intends to research, develop, formulate, protect, apply, acquire, license and transfer its technologies, consisting of patents, proprietary knowledge, products, processes and personnel, in the environmental, petrochemical, agriculture and waste treatment marketplaces. XyclonyX has developed a formulation for mass producing proprietary microbial blends in liquid and powder forms that U.S. Microbics believes is highly concentrated, cost effective and difficult to replicate.

West Coast Fermentation Center

WCFC manufactures microbial blends by using fermentation technology, powder blending techniques and combinatorial liquifaction including microbial blends for the Remediline(TM), Wasteline(TM) and Bi-Agra(TM) product lines. WCFC intends to build a larger microbe laboratory, pilot plant and quality control center to meet projected production demands in fiscal year 2003 if additional funds are generated from sales and/or equity/debt funding.

Sub-Surface Waste Management, Inc.

SSWM develops, manufactures and distributes engineered remediation solutions for clean-up of toxic waste releases to soil and/or groundwater. To date, these services have been sold principally in the U.S. and Scotland. Treatment may be in-situ, using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams. The Company also provides ex-situ treatment services using its Bio-RaptorTM system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed. The Company's products consist of unique collections of microbial cultures developed over a thirty-year period. The Company has cultured specific microbial blends to address specific identified wastes. The Company's in-house technicians work with an assigned Project Engineers to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements.

Some of the past uses of the Company's products and processes include, but are not limited to, the following:

         o in-situ bioremediation of underground contaminants in soil and/or groundwater;
         o        ex-situ bioremediation of contaminants;
         o        regeneration of spent granular activated carbons;
         o on-site treatment systems for the reactivation of Granular Activated Carbon; and
         o        open-water (both fresh and salt containment/treatment

The Company's remediation technologies, including those currently being developed, meet the requirements of the various industries as well as the EPA provisions for application of naturally occurring and non-genetically modified microbes. Management believes that the Company's products and supporting engineering services are superior to existing technologies and technology providers in terms of energy efficiency, ease of manufacturing, breadth of usefulness and cost. The Company's microbial products have received approval as "relatively safe" from the U.S. Department of Agriculture, its highest rating.

Sol Tech Corporation

Sol Tech has delivered limited quantities of waste treatment and odor control products Wasteline(TM) to customers in the hospitality, energy generation, restaurant and assisted living markets. Sol Tech also has provided technical support services to customers in these markets. U.S. Microbics has submitted sales proposals for municipal waste treatment in California and Florida, prison system use in Texas, municipal solid waste treatment in Massachusetts and composting use in Central California. In addition, Sol Tech has developed a training course for customer support and training for new licensees of waste treatment and odor control products.

Bio-Con Microbes, Inc.

Bio-Con has delivered limited quantities of Bi-Agra(TM) products to customers in the United States and Mexico for agricultural uses, including animal manure remediation, green waste compost applications and bio-dynamic soil amendments for vineyards, and has provided related technical support services. Bio-Con intends to generate sales and support for customers with agricultural operations. In addition, Bio-Con will need to implement a customer support and training program as the number of new licensees and customer increases.

Applied Microbic Technology, Inc.

AMTI intends to license customers in the United States to use microbial blends that are specially formulated for Microbially Enhanced Oil Recovery (MEOR) and to provide related technical support services.

Product/Service Profile

U.S. Microbics intends to deploy its patented technology, manufacture and sell its proprietary blends and provide Pay-for-Performance (pay for perfomance is when the Company gets paid only when it has achieved a predetermined result with its customer) engineered solutions to educate and train its customers concerning the proper use and application of its products. U.S. Microbics' major products and processes include the following:

         1.       in-situ bioremediation of underground contaminants;
         2.       surface enclosed and open bioremediation of contaminants;
         3. open-water-both fresh and marine-containment/treatment bioremediation;
         4. increased agriculture/aquaculture and mariculture food production; and
         5. decreased water and fertilizer use in agricultural applications.

         In addition, the Microbial Technology and related products can be used in niche markets, such as agriculture, decorative water, landscape maintenance and restaurant grease traps. With services and products covering a variety of potential applications, U.S. Microbics believes that it is positioned to offer customer-driven applications that are cost effective and beneficial to its future customers.

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

         In addition to the above ground BIO-RAPTOR(TM) process, U.S. Microbics offers in-situ treatment for hydrocarbon reduction, including MTBE, a process that does not require soil excavation and most recently a patent pending application for the reactivation of spent granular activated carbon. The in-situ and BIO-RAPTOR(TM) processes for waste decomposition use non-genetically-engineered blends of naturally-occurring microbes, which are effective in hard-to-reach contaminated areas and/or environmentally sensitive locations.

         U.S. Microbics' blends and bio-processing treatment systems also are available for agricultural yield enhancement, odor control, waste pretreatment and stabilization, sewer/drain preventive maintenance, and fly control for dairies and feedlots and feedlot waste cogeneration. U.S. Microbics also offers a drain maintenance and grease trap program for restaurants, hotels, resorts and the hospitality industry. With the current emphasis on water and resource conservation, another application involves algae control for decorative ponds and golf course lakes and the use of reclaimed water for site irrigation.

Customer Profile

         U.S. Microbics plans to license its technology and sell its products to customers that may utilize the Microbial Technology in the bioremediation, agricultural and water treatment industries. U.S. Microbics believes that many customers require natural Pay-for-Performance solutions for "better-faster-cheaper" waste treatment, increased food production and lower water and natural resource consumption. U.S. Microbics further believes that future customers could include contractors, insurance companies, petrochemical manufactures, land fill operators, farmers, nurseries, food processors, restaurants, municipalities, state and federal governments, golf courses, water districts, fisheries, banks and financial institutions.

Technology Overview

PRODUCT LINES. U.S. Microbics currently has four product lines that are defined in the following table:

         Product Line

         BIO-RAPTOR(TM)    BIO-RAPTOR(TM)and Microbial Application System(TM)
                           (MAS)
         Wasteline(TM)     Anaerobic and Aerobic Waste Treatment Products
         Remediline(TM)    Hydrocarbon Treatment Products
         Bi-Agra(TM)       Agricultural, Aquaculture and Mariculture Treatment
                           Products, Biological Pesticides, Bio-Dynamic Products

PATENTS. The process patents to be licensed by XyclonyX include the following: decontamination of hydrocarbon contaminated soil--U.S. patent #5,039,415; and oil contamination clean up by use of microbes and air--U.S. patent #5,334,533. XyclonyX also owns the Australian patent #652103 entitled "Decomposition of Hydrocarbon Contaminated Soil." And patent pending, "The bio-reactivation of spent granular activated carbons."

CULTURE COLLECTION. U.S. Microbics, through XyclonyX, has the rights to use a culture collection developed by George M. Robinson and Mery C. Robinson during the past 30 years. The proprietary culture collection consists of 30 microbes that are combined into unique consortiums to solve particular environmental problems, increase agricultural production, reduce water consumption or increase oil production. The unique collection of microbes and the specific combinations of bacteria comprise the products to be manufactured by WCFC.

RESEARCH AND TECHNICAL NOTES. The research and technical notes of George M. Robinson consist of 30 years of theoretical and empirical research leading to the successful formulae for microbe separation, ultra-high yield fermentation, consortium formulations for specific problem solving tasks, long term storage of microorganism and completion of field-successful applications.

RESEARCH AND DEVELOPMENT. During each of the last two fiscal years, U.S. Microbics has incurred minimal R&D expenditures relating to its activities for microbial blends and associated processes due to lack of resources.

Market Segments Targeted

U.S. Microbics has identified the following key market segments in which its product lines have been sold successfully by predecessor companies. U.S. Microbics and its subsidiaries plan to or are selling products to the same market segments. These markets are the environmental cleanup sector for soils and groundwater contamination, industrial water and waste-water treatment, agricultural growth amendments, and crude oil recovery down-hole production enhancement (MEOR).

Human Resources

         As of December 27, 2001, U.S. Microbics had 16 full-time employees and 9 full-time and part-time consultants, for a combined total of 25 employees and consultants. U.S. Microbics' personnel are employed as follows: 6 in administrative functions; 7 in production support and manufacturing; 3 in engineering; 2 in promotion; and 7 in sales. During fiscal year 2002, U.S. Microbics intends to hire additional consultants and employees in the areas of manufacturing, administration, sales and marketing, and customer support. In particular, U.S. Microbics must recruit qualified personnel for key positions in its microbial manufacturing and sales operations, including qualified personnel for product management, quality control functions, web design and maintenance, and experienced sales consultants. U.S. Microbics' failure to effectively recruit, hire, train and manage qualified personnel could have a material adverse effect on its business, financial condition and results of operations. See "Risk Factors-Our success depends in large part on our ability to attract and retain key employees and management."

Technical Advisory Group

XyclonyX has assembled the following team of technical advisors to assist with its operations:

         o Zak Hassanian, Ph.D.-recognized expert in industrial-scale biological fermentation, manufacturing and production and President and CEO of Prima Pharma, a pharmaceutical biotechnology reagent company;

         o Dominic Colasito, Ph.D.-microbiologist and co-patent holder of BIO-RAPTOR(TM)with extensive fermentation and field application experience; and

         o Jack Smith-co-patent holder of BIO-RAPTOR(TM) with extensive field experience in microbial bioremediation for various applications including agricultural use.

Sales and Marketing

Marketing and Licensing

U.S. Microbics believes that it is well positioned to exploit numerous market opportunities through the deployment of a Pay-for-Performance engineered solutions utilizing the Microbial Technology as a replacement for conventional technology only offered on a time and materials, no guaranteed results basis controlled licensing and microbial production program. This program will allow U.S. Microbics to direct resources to research and marketing rather than to heavy equipment manufacturing.

Marketing Plan

U.S. Microbics' marketing plan employs several strategies:

DIRECT SALES BY U.S. MICROBICS' AND SUBSIDIARIES' EMPLOYEES. U.S. Microbics' marketing personnel have identified, contacted and shipped products to U.S.-based companies in the oil refining, waste treatment, hospitality, wine and agricultural industries. U.S. Microbics sells a technology-licensing package to interested companies, using exclusive and non-exclusive agreements depending upon the technology and geographic area licensed.

INDEPENDENT DISTRIBUTORS. Independent distributors specialize in specific vertical geographical markets where products based on the Microbial Technology augment existing distributed products. As an additional revenue source, U.S. Microbics will distribute the products based on the Microbial Technology under territory licenses and sell them at wholesale to distributors.

INTERNET COMMERCE. U.S. Microbics currently uses the Internet for distributing information about its products and application results. U.S. Microbics currently plans to offer certain products via the Internet directly to end-users and consumers in fiscal year 2002.

OTHER. U.S. Microbics intends to engage in direct advertising, professional conference participation and humanitarian support of environmentally responsible projects. U.S. Microbics has placed advertising in various trade publications and has participated in Brownfield conferences, and was a co-sponsor of the In situ and Onsite Bioremediation Symposium. In addition, U.S. Microbics' products have been showcased in Waste Treatment Technology News, Landscape Contractor Magazine, San Diego Business Journal and the San Diego Daily Transcript.

Market Opportunities

U.S. Microbics plans to build sales both geographically and along product lines through two strategies. First, U.S. Microbics plans to generate sales of its proposed products and services based on the Microbial Technology in as many countries and product lines as possible. Second, U.S. Microbics intends to develop additional technologies based on its existing technology and market such technologies to existing and new customers.

Key Benefits

U.S. Microbics intends to provide profitable niche opportunities for various companies in the bioremediation, petroleum production, hazardous/toxic waste reduction, municipal waste, landfill mitigation, agricultural and aqua/mariculture markets. U.S. Microbics believes that the key benefits of its products and services based on the Microbial Technology include:

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

         U.S. Microbics believes that the foregoing benefits affect significantly replacement, retrofit and new applications in its identified markets. In addition, if new applications in prospective markets become economically feasible, then U.S. Microbics will offer these applications to companies that wish to exploit such opportunities. U.S. Microbics believes that the products and services based on the Microbial Technology, when licensed and offered by U.S. Microbics, will combine well with recent technological developments that have focused on micro-miniaturization, low energy/high efficiency requirements and environmentally friendly and high profit relationships.

Endorsements

         U.S. Microbics is engaged in educational and advocacy-building activities that it believes will lead to professional, educational, business, environmental and utility-provider endorsements. U.S. Microbics believes that these entities will endorse its products and services as they are further introduced to the merits of the Microbial Technology under development and its wide application potential and related environmental, energy production enhancement cost savings potential.

Manufacturing

         U.S. Microbics opened its new facility for the production of microbial blends in September 1998 and commenced shipments and inventory buildup in December 1999. During fiscal year 1999, U.S. Microbics expanded its manufacturing capacity to supply the potential demand for its products at its leased facility located in Carlsbad, California. U.S. Microbics also shipped products for waste treatment, odor control, bioremediation and agricultural use during fiscal year 2001.

         U.S. Microbics may use third-party outsourcing arrangements for the manufacture and supply of certain products and/or components to augment its internal manufacturing capacity. U.S. Microbics currently performs fermentation, blending, packaging and shipping activities at its Carlsbad facility. U.S. Microbics' development of its internal manufacturing capacity depends in large part on its ability to raise sufficient capital for this purpose. There can be no assurance, however, that U.S. Microbics will raise sufficient capital or that it will develop adequate manufacturing capacity, the failure of either of which could have a material adverse effect on U.S. Microbics' business, financial condition and results of operations.

Licenses

         XyclonyX has granted exclusive marketing licenses to its sister subsidiaries for use of the Microbial Technology in the United States. These licenses were granted to Bio-Con-agriculture and aqua/mariculture, SSWM (BIO-RAPTORTM, and Sol Tech -- sewage treatment. A U.S. manufacturing license was granted to WCFC. The MEOR technology was licensed to AMTI during fiscal year 1999.

Environmental Matters

         U.S. Microbics believes that its operations currently comply, in all material respects, with the applicable federal, state and local laws, rules, regulations and ordinances regarding the discharge of materials into the environment. U.S. Microbics does not believe that maintaining such compliance will have a material impact on its capital expenditures, future earnings and competitive position. No material capital expenditures for environmental control facilities presently are planned. Although the environmental technology opportunities are numerous and U.S. Microbics has shipped products and has licensed its technology, the ability to finance, build and profitably manufacture the microbial blends has not yet been achieved. U.S. Microbics' failure to operate such a plant in a profitable manner could materially affect the financial results and the amount of capital required to operate the business in the future.

Government Approvals

         U.S. Microbics is not aware of any additional government approvals that are needed for its products or services other than permits associated with the use of the BIO-RAPTOR(TM) on a specific site. These permits may include a conditional use permit, to compost or treat contaminated soil, and permits for water usage, air quality, and toxic substances to be treated. The lead-time for permits can vary from several weeks to a year or more depending on site-specific circumstances. These lead times may prevent U.S. Microbics from delivering BIO-RAPTOR(TM) on a timely basis for specific site applications including soil recycling centers and/or transportable BIO-RAPTOR(TM) applications.

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

         Presently, we do not have the necessary capital to meet our near term needs including the payment of our existing liabilities as they come due. Of the approximately $1,200,000 accounts payable and accrued expense balance as of September 30, 2001, $439,000 is over 6 months past due and $297,300 is over one year past due. Included in such amounts, we have accrued payroll tax liability approximately $300,000 of such $150,000 and $150,000 which is 6 months and one year past due. We received notice of intent from IRS to put a lien on our assets. There is a strong probability that some of our trade vendors will file lawsuits for non-payment, which will result in greater expenditure of management resources.

         Over the past 6 months, we have financed ourselves through loans from our President and our COO which have totaled approximately $820,000. The funds used to make the loans from our President and our COO, was the result from the sale of their common stock of the Company in private transactions. We have repaid substantially all of the principal loan amount by the issuance of restricted common stock. If we are unable to obtain further loans from our President or COO, it may jeopardize our ability to continue our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop or maintain our existing operations.

         Our independent auditors have expressed that there is substantial doubt in our ability to continue as a going concern. We have experienced losses of $3,527,700 and $2,550,900 for the years ended September 30, 2001 and 2000 and have generated only nominal amounts of revenues for such years. Additionally, we have a net stockholder's deficit of $1,068,700 as of September 30, 2001.

OUR ABILITY TO CONTINUE OPERATIONS IS DEPENDENT ON A NUMBER OF FACTORS.

         U.S. Microbics Inc. and its subsidiaries are startup companies with a business plan based on microbial technology, engineering application expertise and four years of operating experience. We have experienced annual operating losses and negative operating cash flow since our incorporation in 1984.

         Accordingly, there can be no assurance that we will commercialize any products and services based on microbial technology or manage the related manufacturing, marketing, sales, licensing and customer support operations in a profitable manner. In particular, our prospects must be considered in light of the problems, delays, expenses and difficulties encountered by any company in the startup stage, many of which may be beyond our control. These problems, delays, expenses and difficulties include unanticipated problems relating to product development and formulation, testing, quality control, production, inventory management, sales and marketing and additional costs and competition, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our proposed products and services, if fully developed, can be successfully marketed or that we will ever achieve significant revenues or profitable operations.

         Our ability to become profitable will depend on a variety of factors, including the following:

         o        price, volume and timing of product sales;
         o variations in gross margins on our products, which may be affected by the sales mix and competitive pricing pressures;
         o regulatory approvals for using our bioremediation products, including permits for soil recycling center sites, water quality permits, air quality permits, and other permits as required by particular jurisdictions;
         o changes in our levels of research and development, including the timing of any demonstration projects for regulatory approval; and
         o        acquisitions of products, technology or companies.

         Our long-term success also will be affected by expenses, difficulties and/or delays encountered in developing and selling microbial technology, competition, and the often burdensome environmental regulations associated with permitting hydrocarbon remediation sites.

WE WILL NEED ADDITIONAL FINANCING TO FULLY IMPLEMENT OUR BUSINESS PLAN, AND WE CANNOT ASSURE YOU THAT WE WILL BE SUCCESSFUL IN OBTAINING SUCH FINANCING OR IN CONTINUING OUR OPERATIONS.

         Since August 1997, we have focused our efforts on developing our business in the environmental biotechnology sector. We will need to raise additional capital to implement fully our business plan and establish adequate manufacturing, marketing, sales, licensing and customer support operations. There can be no assurance that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to our stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

OUR TECHNOLOGY HAS NOT GAINED FULL MARKET ACCEPTANCE, AND WE CANNOT ASSURE YOU THAT IT EVER WILL.

         Microbial technology has not been fully utilized in any particular market. Market acceptance of our products and services will depend in large part upon our ability to demonstrate the technical and operational advantages and cost effectiveness of our products and services as compared to alternative, competing products and services, and our ability to train customers concerning the proper use and application of our products. There can be no assurance that our products and services will achieve a level of market acceptance that will be profitable for us.

         Due to lack of market acceptance and other factors, we may not be able to distribute our products through the retail channel via strategic relationships with existing distributors and joint ventures enacted for domestic and international business.

WE MAY BE SUBJECT TO FUTURE ENVIRONMENTAL LIABILITIES THAT COULD AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

         We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of several hazardous materials at our facilities. While we currently meet these environmental requirements, there is no assurance that future laws and regulations will not impose significant compliance costs. If there is an accident, we could be held liable for any damages that result and the liability could exceed our resources. In addition, the use of our BIO-RAPTOR(TM) requires permits to treat contaminated soil. Permit issues may delay the implementation and installation of our products, including the BIO-RAPTOR(TM) .

IF WE ARE UNABLE TO MANAGE FUTURE GROWTH, OUR BUSINESS MAY BE NEGATIVELY
AFFECTED.

         We intend to pursue a strategy of rapid growth, and plan to expand significantly our manufacturing capability and devote substantial resources to our marketing, sales, administrative, operational, financial and other systems and resources. Such expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to:

         o manage our business and our subsidiaries as a cohesive enterprise;
         o manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures;
         o add internal capacity, facilities and third-party sourcing arrangements as and when needed;
         o        maintain service quality controls; and
         o attract, train, retain, motivate and manage effectively our employees.

         There can be no assurance that we will integrate and successfully manage new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

         In addition, we may incur substantial expenses identifying, investigating and developing appropriate products and services based on microbial technology in the global environmental, manufacturing, agricultural, natural resource and other potential markets. There can be no assurance that any expenditures incurred in identifying, investigating and developing such products and services will ever be recouped.

WE MAY FACE STRONG COMPETITION FROM LARGER, ESTABLISHED COMPANIES.

         We likely will face intense competition from other environmental biotech companies, virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, research and development facilities for developing new applications and manufacturing and marketing experience than U.S. Microbics. There can be no assurance that developments by our current or potential competitors will not render our proposed products or services obsolete.

         In addition, we expect to face additional competition from new entrants into our targeted industry segments. As the demand for products and services based on microbial technology grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services.

         Although we believe that we have certain technical advantages over certain of our competitors, including, without limitation, the development of technological innovations that will make the BIO-RAPTOR(TM) and the use of our microbial blends more economical and efficient than other bioremediation methods, maintaining such advantages will require a continued high level of investment by U.S. Microbics in research and development, marketing, sales and customer support. We may not have sufficient resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

WE MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS, WHICH MAY REQUIRE US TO PAY MONEY TO THE CLAIMANT.

         The development, marketing, sale and/or licensing of products based on microbial technology entail liability risks in the event of product failure or claim of harm caused by product operation. While we offer to contract with our potential customers on a pay for performance basis, and we are not aware of any claim against us based upon the use or failure of our products, end users of any of our proposed products and services could assert claims against us. Although we maintain product liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that we will be able to continue to obtain insurance coverage in an amount that we believe to be adequate. If there is a successful suit against us, lack or insufficiency of insurance coverage would have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO MANUFACTURE OUR PRODUCTS MAY BE LIMITED, WHICH WOULD ADVERSELY EFFECT OUR BUSINESS AND FINANCIAL CONDITIONS.

         Our future performance will depend to a substantial degree upon our ability to manufacture, market and deliver the products and services based on microbial technology in an efficient and profitable manner. In this regard, we have leased production facilities for our microbial products operation, and have partially implemented our manufacturing operations at the facility. However, we have no prior experience in maintaining a facility that will manufacture our products in the quantities required for profitable operations. Accordingly, there can be no assurance that:

         o we will be able to complete the manufacturing facility in a timely manner;
         o the cost of completing the facility will not exceed management's current estimates;
         o the facility's capacity will not exceed the demand for our products; or
         o such additional capacity will achieve satisfactory levels of manufacturing efficiency in a timely manner or at a level of quality control that meets competitive demands.

         In addition, the implementation of our manufacturing operations at the facility presents risks that, singly or in any combination, could have a material adverse effect on our business, financial condition and results of operations. These risks include, but are not limited to:

         o production delays associated with products based on the microbial technology;
         o unavailability of required capital equipment and qualified personnel;
         o        raw material shortages, higher-than-expected overhead or
         o        operational costs;
         o        lack of sufficient quality control over the products;

         In addition, our development of our internal manufacturing capacity will depend in large part on our ability to raise sufficient capital for this purpose. We may not be able to develop adequate manufacturing capacity or raise sufficient capital, the failure of either of which could have a material adverse effect on our business, financial condition, results of operations and possibly on our relationships with our customers. We may consider third-party outsourcing arrangements for the manufacture and supply of certain products during the period in which we expand our internal manufacturing capacity. These outsourcing arrangements are subject to various risks, including, without limitation, production delays or interruptions, inferior product quality, misappropriation of trade secrets and lower profit margins.

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES AND MANAGEMENT.

         Our success and execution of our business strategy will depend significantly upon the continuing contributions of, and on our ability to attract, train and retain qualified management, marketing, sales, operational, production, administrative and technical personnel. In this regard, we are particularly dependent upon the services of Robert C. Brehm, our President and Chief Executive Officer, Mery C. Robinson, our Chief Operating Officer and Secretary and the President of our wholly owned subsidiary, XyclonyX, Bruce Beattie, President of our wholly owned subsidiary, Sub Surface Waste Management, and Behzad Mirzayi, Executive Vice President of our wholly owned subsidiary, Sub Surface Waste Management. The loss of the services of one or more of our key employees and the failure to attract, train and retain additional qualified personnel in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS MAY HIGHLY FLUCTUATE FROM QUARTER TO QUARTER AS WE CONTINUE TO GROW, THEREFORE YOU CANNOT USE THESE RESULTS TO PREDICT HOW WE MAY PERFORM IN THE FUTURE.

         As a result of our limited operating history, we do not have historical financial data for a significant number of periods in which to base our planned operating expenses. In addition our revenues have not meet our expectations. Our expense levels are based in part on our projections as to future revenues that are expected to increase. It is anticipated that as we mature, our sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others:

         o        the volume, timing of, and ability to fulfill customer orders;
         o        the demand for our products and services;
         o the number, timing and significance of product enhancements and new product introductions by us and our competitors;
         o changes in the pricing policies by U.S. Microbics or our competitors;
         o        changes in the level of operating expenses;
         o expenses incurred in connection with our plans to fund greater levels of sales and marketing activities and operations, develop new distribution channels, broaden our customer support capabilities and continue our research and development activities;
         o        personnel changes;
         o        product defects and other product or service quality problems;
                  and
         o general domestic and international legal, economic and political conditions.

Any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operation.

IF WE ARE UNABLE TO KEEP UP WITH TECHNOLOGICAL DEVELOPMENTS, OUR BUSINESS COULD BE NEGATIVELY AFFECTED.

         The markets for our products and services based on microbial technology are generally characterized by rapid technological change and are highly competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products and services will depend significantly upon the technological quality of our products and services relative to those of our competitors, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner.

         In particular, our future success is dependent upon our BIO-RAPTOR(TM), Remediline(TM), Wasteline(TM) and Bi-Agra(TM) product lines, each of which is innovative and has not achieved market acceptance. In order to develop such new products and services, we will depend upon close relationships with existing customers that previously utilized microbial technology in the bioremediation, agricultural and waste treatment industries, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that our customers will provide us with timely access to such information or that we will be able to develop and market our new products and services successfully or respond effectively to technological changes or new product and services of our competitors. We may not be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         We rely on patent, trademark, trade secret and copyright protection to protect our technology. We believe that technological leadership in microbial technology will be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as those patents currently licensed by our subsidiary, XyclonyX. We may not secure future patents and patents may become invalid and may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" (examining finished product to determine how it was originally made) our products, or, if patents are issued to us, design around such patents.

         We also rely upon a combination of copyright, trademark, trade secret and other intellectual property laws to protect our proprietary rights by entering into confidentiality or license agreements with our employees, consultants and vendors, and by controlling access to and distribution of our technology, documentation and other proprietary information. There can be no assurance, however, that the steps taken by us will not be challenged, invalidated or circumvented, or that the rights granted there under will provide a competitive advantage to us. Any such circumstance could have a material adverse effect on our business, financial condition and results of operations.

         While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third party. Such litigation could result in substantial costs, the diversion of resources and personnel, and subject us to significant liabilities to third parties, any of which could have a material adverse effect on our business.

         We also rely on certain technology which we license from third parties, including microbial technology which is integrated with internally developed products and used in the XyclonyX product line to perform key functions. There can be no assurance that the patents underlying such third party technology licenses will continue to remain unchallenged or that we will not have to defend them, along with the licensors, to continue their commercial viability to us. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments which could materially adversely affect our business, financial condition or results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR TRADENAMES AND DOMAIN NAMES.

         We may not be able to protect our tradenames and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name "bugsatwork.com" and we use "U.S. Microbics" as a tradename. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superceded, in some cases, by laws, rules and regulations governing the registration of tradenames and trademarks with the United States Patent and Trademark Office and certain other common law rights. If the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's tradename or trademark. In such event, we could be unable to prevent third parties from acquiring or using, as the case may be, our domain name, tradenames or trademarks, which could adversely affect our brand name and other proprietary rights.

CONTRACT BONDING

The deployment of engineering services for certain government and/or private remediation projects may require contract performance bonding. The availability of contract bonding in the remediation market has been curtailed since the September 11, 2001 World Trade Center disaster. Insurance bonding requirements often require collateral of 100% of the contract amount. The collateral and bonding requirements could limit the number and size of projects requiring bonds undertaken by the Company. In the event contract bonding cannot be obtained at an economical price or collateral requirements are beyond the company's financial capability the failure to obtain contract bonding could have a material adverse effect on the Company's business, financial condition and results of operations.

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

         Our existing directors, executive officers, and their respective affiliates are the beneficial owners of approximately 47.07 % of the outstanding shares of common stock and common stock equivalents, including convertible preferred stock and stock options. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

         These shareholders may have interests that differ from our other shareholders, particularly in the context of potentially beneficial acquisitions of us by another company. For example, to the extent that these shareholders are our employees, they may be less inclined to vote for acquisitions of us by another company involving termination of their employment or diminution of their responsibilities or compensation.

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL.

         The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including:

         o        variations in anticipated or actual results of operations;
         o announcements of new products or technological innovations by us or our competitors;
         o changes in earnings estimates of operational results by analysts;
         o        results of product demonstrations;
         o inability of market makers to combat short positions on the stock;
         o inability of the market to absorb large blocks of stock sold into the market;

         o developments or disputes concerning our patents, trademarks or proprietary rights; and
         o        comments about us or our markets posted on the Internet.

         Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

WE MAY ISSUE ADDITIONAL SHARES OF COMMON STOCK WHICH MAY DILUTE THE VALUE OF OUR COMMON STOCK TO CURRENT SHAREHOLDERS AND MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         Within the next 24 months, the holders of a majority of our preferred stock and certain warrant and option holders will have the right to convert their respective interests into approximately 7 million shares of our common stock. If such holders of preferred stock, warrants and options exercise their conversion rights, the holders of our common stock then issued and outstanding may experience immediate and substantial dilution in the net tangible book value of their shares if earnings and other factors do not compensate for the increased number of shares of such common stock.

LIMITED PUBLIC MARKET FOR OUR COMMON STOCK MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL OUR COMMON STOCK.

         Our common stock currently is traded on the OTC Bulletin Board, which is generally considered to be a less efficient market than national exchanges such as New York Stock Exchange or NASDAQ. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the new media's coverage of us, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock may be significantly affected by various additional factors, including, but not limited to, our business performance, industry dynamics or changes in general economic conditions.

APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MARKET PRICE OF OUR COMMON STOCK.

         Our common stock is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which has a tangible net worth of less than $5,000,000 -- or $2,000,000 if we have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the penny stock rules affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of shareholders to sell their shares in the secondary market if such a market should ever develop, as compliance with such rules may delay and/or preclude certain trading transactions. The penny stock rules could have an adverse effect on the liquidity and/or market price of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

         Since September 1998, the Company has occupied 22,000 square feet of manufacturing and administration office space in the Carlsbad Research Center in Carlsbad, California and since September of 2000, 2,100 square feet of administration office space in Littleton, Colorado for the SSWM Engineering Services Division. The Company has a five-year lease commitment on the Carlsbad facility with a five-year option and a right of first refusal on adjacent space. The Company has a one-year lease on the Littleton facility with an option for renewal each subsequent year. The Company believes that these facilities should provide adequate space for the next two years, at which time one or more of the subsidiaries may have to relocate to other space.

ITEM 3.  LEGAL PROCEEDINGS

We reached a settlement on July 5, 2001, with James Merriam in regards to a shareholders derivative action lawsuit filed against the Company on March 12, 1999. The settlement agreement provides for payments totaling $38,000. The Company has made all required payments regarding this settlement and the legal proceedings have terminated.

During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain equipment at a total cost of $194,000. The Company has made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the agreement.

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount $88,864, including attorneys' fees. The Company was served with the lawsuit on January 7, 2002, and has 30 days in which to respond. The Company is in the process of considering its response due February 6, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Security Holders.


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

                                  BID AND ASK PRICES
PERIOD ENDING                         HIGH CLOSE                     LOW CLOSE
---------------------             ------------------                ------------
September 30, 2001                      $0.78                          $0.26
June 30, 2001                           $1.05                          $0.62
March 31, 2001                          $1.34                          $0.76
December 31, 2000                       $1.38                          $0.59
September 30, 2000                      $1.62                          $0.87
June 30, 2000                           $2.56                          $0.75
March 31, 2000                          $3.12                          $1.87
December 31, 1999                       $3.38                          $1.56
September 30, 1999                      $3.88                          $2.75
June 30, 1999                           $4.81                          $3.00
March 31, 1999                          $5.44                          $3.63
December 30, 1998                       $4.87                          $0.91
September 30, 1998                      $1.94                          $1.06
June 30, 1998                           $2.47                          $1.22
March 31, 1998                          $2.03                          $1.33
December 31, 1997                       $2.06                          $0.13

--------------------------------------------------------------------------------

         The approximate number of registered certificate holders in each class of stock as of December 27, 2001 is as follows: Common Stock: 900; Series II
Preferred: 35; Series B Preferred: 42; Series C Preferred: 20; Series D
Preferred: 3.

DIVIDENDS

         The Company has not paid cash dividends on its Common Stock and has no present plans to do so. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements, and earnings, if any, of the Company, as well as other factors which the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

         Preferred stock transactions during the year ended September 30, 2001:

         During January, 2001, the Company issued 1,000 shares of Series C preferred stock to a consultant for services. The transaction was valued at approximately $65 per share.

         During February, 2001, the Company issued 200 shares of Series C preferred stock to a consultant for services. The transaction was valued at approximately $50 per share.

         During March, 2001, the Company issued 100 shares of Series C preferred stock to a note holder for interest. The transaction was valued at approximately $50 per share.

         During August, 2001, the Company issued 160 shares of Series C preferred stock to a note holder for interest. The transaction was valued at approximately $35 per share.

         Throughout the year ended September 30, 2001, the Company canceled 125 shares of Series D preferred stock that were previously issued to consultants for services but returned to the Company due to the Company not utilizing their services.

         Throughout the year ended September 30, 2001, certain stockholders exercised their preferred stock conversion rights and the Company issued 964,867 shares of common stock in exchange for cancellation of 1,713 shares of Series II preferred stock, 1,437 shares of Series B preferred stock, and 9,404 shares of Series C preferred stock.

         Throughout the year ended September 30, 2001, the Company sold 14,165 shares of Series C preferred stock pursuant to a private placement offering as provided under Regulation D of the Securities Act of 1933 related to transactions not involving a public offering. The net proceeds to the Company after issuing costs of $31,200 were $605,100.

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

         Common stock transactions during the year ended September 30, 2001:

         During October, 2000, the Company issued 1,000 shares of common stock to a consultant for services. The transaction was valued at approximately $.60 per share.

         During January, 2001, the Company issued 56,667 shares of common stock to consultants for services. The transactions were valued at approximately $.75 to $.95 per share.

         During February, 2001, the Company issued 73,167 shares of common stock to consultants for services and employees in lieu of cash salary payments. The transactions were valued at approximately $.60 to $.90 per share.

         During March, 2001, the Company issued 29,667 shares of common stock to consultants for services and employees in lieu of cash salary payments. The transactions were valued at approximately $.60 to $.70 per share.

         During April, 2001, the Company issued 33,667 shares of common stock to consultants and attorneys for services. The transactions were valued at approximately $.45 to $.90 per share.

         During May, 2001, the Company issued 7,667 shares of common stock to consultants for services. The transactions were valued at approximately $.80 to $1.00 per share.

         During June, 2001, the Company issued 1,168,956 shares of common stock to consultants and attorneys for services and employees in lieu of cash salary payments. The transactions were valued at approximately $.75 to $.80 per share.

         During July, 2001, the Company issued 139,167 shares of common stock to consultants for services. The transactions were valued at approximately $.35 to $.75 per share.

         During August, 2001, the Company issued 452,079 shares of common stock to consultants for services and employees in lieu of cash salary payments. The transactions were valued at approximately $.30 to $.75 per share.

         During September, 2001, the Company issued 243,834 shares of common stock to consultants and attorneys for services and investors for obtaining financing. The transactions were valued at approximately $.25 to $.35 per share. Also in September, 2001, 3,594,605 shares of common stock were issued by the Company to the President and Chief Operating Officer for repayment of notes payable to them. These transactions were valued at approximately $.20 per share.

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

         Swartz Financing
         ----------------

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

Each time that the Company elects to sell shares to Swartz, the Company is obligated to issue Swartz a warrant to purchase a number of shares equal to fifteen percent (15%) of the shares sold in the transaction. The warrant is exercisable at one hundred ten-percent (110%) if the market price for such shares.

         In Conjunction with the agreement, the Company registered, 20,000,000 shares of its common stock on Securities and Exchange Commission Form SB-2 Registration Statement.

         During the year ended September 30, 2000, the Company elected to make on sale of stock to Swartz. In the transaction 59,730 shares of common stock and warrants to purchase 8,960 shares of common stock at $1.10 per share were issued. Net proceed to the company were $44,792.

         During the year ended September 30, 2001, the Company did not sale any stock to Swartz (see subsequent events).

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

OVERVIEW

         During fiscal year 2001, the Company's efforts were directed to developing its biotechnology product line, fund raising, building organizational infrastructure, demonstrating the use of the Microbial Technology with engineered solutions, and increasing the manufacturing capacity for production and shipment of microbes for remediation of hydrocarbons, MTBE treatment and agriculture applications. The Company also hired Bruce Beattie as President of Sub-Surface Waste Management (SSWM) and Gus Olson as President of Bio-Con Microbes, Inc., (Bio-Con), both wholly owned subsidiaries. Both companies conducted product demonstrations to show the efficacy of the microbial products in their respective markets. as a prelude to executing revenue activities centered around a service company rather than a product company. Individual company activities are described below.

         U.S. MICROBICS, INC.
         --------------------

         The U.S. Microbics activities centered on fund raising and adding key management for execution of the operations plans of its subsidiaries, SSWM and Bio-Con. The Company completed the SB-2/A registration, a post effective amendment, for of the $35 Million Swartz Private Equity, LLC financing and has taken the first trounce of the three year shelf registration. The Company also received shareholder approval for the 1997 reverse stock split and subsequent events (see "Approval of 1997 Stock Split")

         XYCLONYX
         --------

         XyclonyX established the efficacy of the MTBEctomy(TM) microbial blend for MTBE treatment and Bio-GAC(TM) for the reactivation of spent granular activated carbon. This breakthrough technology allows treatment under ten days compared to conventional technology, which can take twelve months or more.

         WEST COAST FERMENTATION CENTER (WCFC)
         -------------------------------------

         WCFC has successfully added a major refrigeration room and power drying facility to its manufacturing operations. In addition, its liquid manufacturing capability has been enhanced with multiple fermentor operations implemented. Daily manufacturing runs have commenced and microbial inventory has been expanded significantly over the prior year.

         SUB-SURFACE WASTE MANAGEMENT (SSWM)
         -----------------------------------

         SSWM has transformed into an operating subsidiary with Bruce Beattie as the president. The company is establishing itself as a niche technology service provider of engineered solutions using conventional and natural microbial products. It has successfully demonstrated the Bio-Raptor(TM) technology for a confidential major energy company, and its MTBEctomy(TM) product for MTBE impacted groundwater, a major problem in the United States. And has developed a patent pending treatment application for the bio-reactivation of spent granular activated carbons, BAC(TM)and Bio-GAC(TM) for reactivating spent in-service carbon with on-site. SSWM has developed an existing backlog of work of approximately $1,500,000 of which approximately $650,000 requires a performance bond and is tracking a proposed list of new client work exceeding $50,000,000.

         BIO-CON MICROBES
         ----------------

         Bio-Con has demonstrated also transformed into a technology solutions provider in the agricultural market in Mexico. Gus Olson was named to be president and he has quickly established a manufacturing and sales/demonstration operation in Mexico. A major distributor relationship has been established and, products have been registered, and promising growth enhancement results for several crop types have been experienced by Azucar, a major sugar cane grower in Mexico. The company is planning on raising approximately $5MM in capital to finance its operations in the Spring/Summer of 2002.

         The Company does not have an existing backlog of sales orders and has not generated significant sales or revenues to date related to its Microbial Technology. Further, there can be no assurance that projected production and sales volumes or sales prices will be achieved.

PLAN OF OPERATIONS FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2002

         The Company objective is to operate profitably in 2002 by establishing profitable operations for SSWM in the bioremediation market using in-situ groundwater and wastewater treatment and bio-reactivation of spent granular activated carbon. Bio-Con will service the agricultural market in Mexico. Each of these subsidiaries has a management team, which can successfully guide them to profitable operations.

          The SSWM engineering team has been working together over 7 years and has enjoyed a successful track record with prior companies and has commenced to build a similar track record in SSWM. Bio-Con products have been used in Mexico over the past two decades and with current registration and field demonstrations with key growers, could have a successful future.

         With the new management of SSWM and project experience over the past year, SSWM has assisted the Company to switch from a product-oriented company to a service and solution company supported by a professional engineering staff. This marketing change, together with the industry shift to "pay-for-performance" projects in both markets, requires numerous technology demonstrations, longer marketing cycles, political support, local environmental agency approval, and customer awareness of alternative technologies that are "better, faster, cheaper and safer", using natural occuring microbes technology coupled with sound engineering principals, rather than conventional technology. This marketing change to an alternative technology requires a paradigm shift in thinking and each company has adopted the "pay-for-performance" concept to help facilitate implementation of projects and related follow-on projects, which establish the economical and environmental benefits of the Microbial Technology. Based upon the successful projects and demonstrations completed during fiscal year 2001, and in the first quarter of the fiscal year 2002, both subsidiaries expect profitable projects to be undertaken by the second quarter and thereafter of fiscal year 2002.

         U.S. Microbics, Inc. has an effective SB-2/A registration if effect with Swartz and intends to draw working capital from the equity line when economically feasible. The Company anticipates that future engineering contracts will generate profitable operations and that investors will react accordingly to fully value the publicly traded stock. As stock prices and volumes increase, the Swartz equity line becomes more economically feasible.

         With additional equity capital, the Company plans to expand the SSWM project base in the United States and in Europe where the technology is widely accepted and the Mexico operations of Bio-Con. The Company intends to raise additional capital to fund operations through September 2002, and anticipates that cash generated from financings and projected revenues will enable it to fulfill cash needs for fiscal year 2002 operations. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company, if at all, or to generate such revenues. There can be no assurance that the Company will receive such financing or generate revenues in the time frame anticipated, if at all.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2001COMPARED TO YEAR ENDED SEPTEMBER 30, 2000,

         The Company had revenues of $50,700 for the fiscal year ended 2001 compared with sales revenues of $18,900 during the fiscal year ended September 30, 2000. The Company incurred a net loss of $3,527,700 in fiscal year 2001 compared to a net loss of $2,550,900 in fiscal year 2000. During fiscal year 2001 the Company had limited revenues, but raised capital for its biotechnology operations and established it's new engineering department The Company had no gross profit during fiscal years 2001 and 2001 due to the lack of sales.

         Selling, general and administrative ("SG&A") expenses for fiscal year 2001 totaled $3,348,900 compared to $2,496,800 in fiscal year 2000. SG&A expenses consisted of accounting, legal, consulting, public relations, subsidiary startup and organization and fund raising expenses. SG&A expenses also included non-cash charges from the issuance of stock and stock options in the amounts of $1,545,600 for fiscal year 2001 and $535,900 for fiscal year 2000, a year-to-year increase of $1,009,700. The remaining SG&A expenses which required cash or is in accounts payable or accrued expenses, amounted to approximately $1,803,300 for fiscal year 2001. The Company used stock in lieu of cash to conserve its cash resources.

         Interest expense for fiscal year 2001 was $87,900. Interest expense for fiscal year 2000 was $16,700. Interest consisted of charges associated with notes that were paid down with stock and cash payments during the fiscal year.

         As a result of the above-mentioned expenses, the net losses increased from $2,550,900 in fiscal year 2000 to $3,527,700, in fiscal year 2001. Net loss per share decreased from a net loss per share of $0.32 in fiscal year 2000 to a net loss per share of $0.27 in fiscal year 2001. The decrease in the net loss per share was due to the increase in weighted average common shares outstanding from 7,996,052 as of September 30, 2000 to 13,257,540 as of September 30, 2001.

         There was no provision for income taxes in either fiscal year 2000 or fiscal year 2001 due to the operating loss and the lack of likelihood that the Company would be able to utilize these net operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $50,600 on September 30, 2001, compared to $162,900 for the prior fiscal year. During the fiscal year 2001, net cash used by operating activities totaled $1,629,900 compared to $1,870,500 for fiscal year 2000. Operating activities included payments for accounting, legal fees professional services, salaries, and rent.

         Net cash provided by financing activities for fiscal year 2001 totaled $1,521,800 compared to $1,943,500 for the prior fiscal year. Net cash used by investing activities during fiscal year 2001 totaled $4,200 for the purchase of property and equipment. The above cash flow activities yielded a net cash decrease of $112,300 during fiscal year 2001 compared to a net cash increase of $37,500 during fiscal year 2000.

         Net working capital (current assets less current liabilities) was a negative $1,333,200 as of September 30, 2001 and $726,000 as of September 30, 2000. During the twelve months ended September 30, 2001, the Company raised $605,100, net of placement fees of approximately $31,200 from private placements of Series C Preferred Stock. The Company will need to continue to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. There was no long term debt as of September 30, 2001 and $900 as of the end of the prior fiscal year related to a capital lease obligation.

         Total shareholders' deficit increased to $1,068,700 in fiscal year 2001 from $410,700 in fiscal year 2000. Stock options and warrants decreased to $943,200 in fiscal year 2001 from $1,130,900 in fiscal year 2000. Additional paid in capital increased to $15,375,800 in fiscal year 2001 from $10,723,300 in fiscal year 2000.

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

         During fiscal year 2002, the Company projects expenditures for plant and equipment of approximately $1,000,000 and research and development costs of less than $1,000,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with applications of in-situ bio-remediation. The Company also plans to increase its number of employees to approximately 35 by the end of fiscal year 2002.

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

Subsequent Events After Fiscal Year 2001

SUB-SURFACE WASTE MANAGEMENT, INC. (SSWM)
-----------------------------------------

OCTOBER 2001

         In October 2001, SSWM was awarded three separate contract awards in South Carolina collectively valued at $646,540 directly related to the State's on-going Underground Storage Tank (UST) rehabilitation program. The Company is seeking the required performance bonds before commencing work on these contracts.

SSWM announced that its bio-reactivation of spent granular activated carbon, BAC(TM) and Bio-GAC(TM) to extend the service life of in-service granular activated carbon treatment systems was nominated for the UCSD Connect "2001 Most Innovative New Product Award". BAC(TM) and Bio-Gac(TM) represent a new breakthrough technology development to eliminate MTBE and other hydrocarbons from spent carbon used in groundwater cleanup at retail service station sites nationwide.

November 2001

SSWM was awarded a contract in Michigan with a confidential international company with operations in the U.S. and Europe to investigate potentials for soil and/or groundwater impacts at their aircraft component manufacturing facility. SSWM secured this work through its exclusive agent in USEPA Region 5, the upper Midwest states, American BioSystems of Clinton Twp., MI.

SSWM was awarded a second contract in Michigan with this same confidential international client to investigate a parcel of property for possible acquisition and plant expansion. SSWM secured this work through its exclusive agent in US EPA Region 5, the upper Midwest states, American BioSystems of Clinton Twp., MI.

SSWM announced the successful bioremediation of chlorinated solvents in groundwater on a confidential commercial dry cleaning property site in the Midwest. The successful remediation of these contaminates sets a new standard for timely cleanup of similar sites afflicted by this problem from the universe of 30,000 commercial dry cleaners in the U.S.

BIO-CON MICROBES, INC.

         Agro-Industrias is one of the most important agricultural distributors in Mexico and they have a long-standing reputation for being leaders in adopting new technologies. Natura Ag will be working with their extensive field staff promoting Natura Ag's proprietary line of products to growers in the state of Sinaloa, the most productive fresh market vegetable growing area in Mexico.

         These bio rational fertilizer products are designed to be part of a growing system that will include Bi-Agra(TM) BTA 500, Bio-Con Microbe's agricultural inoculant. By providing these nutrients and inoculants to the micro-flora, the growing system increases root efficiency which optimizes plant growth, increases yields, and allows for the reduction of conventional fertilizer application. Increased root efficiency also allows reduced water consumption and reduced soil borne disease.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                    CONTENTS

                                                                          PAGE

Independent auditors' report                                                F-1

Consolidated financial statements:
   Balance sheets                                                           F-2
   Statements of operations                                                 F-3
   Statements of changes in stockholders' deficit                           F-4
   Statements of cash flows                                                 F-5
   Notes to financial statements                                       F-6-F-23

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
U.S. Microbics, Inc. and Subsidiaries
Carlsbad, California


                  We have audited the accompanying consolidated balance sheets of U.S. Microbics, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Microbics, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring losses from operations and has a net stockholders' deficit at September 30, 2001. Additionally, as discussed in Note 4 to the consolidated financial statements, the Company has significant delinquent payroll tax liabilities and the Internal Revenue Service has issued intent to levy asset notifications. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BRADSHAW, SMITH & CO., LLP

Las Vegas, Nevada
January 9, 2002

U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2001 AND 2000

ASSETS                                                                       2001            2000
                                                                        -------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents                                            $     50,600    $    162,900
   Accounts receivable (including $3,200 and $0 from related parties)         22,100              --
   Prepaid expenses and other assets                                          19,900          20,200
   Inventories                                                                24,900          28,800
                                                                        -------------   -------------
         Total current assets                                                117,500         211,900

PROPERTY AND EQUIPMENT (NOTE 2)                                              235,800         287,500

DEPOSITS (NOTE 3)                                                             28,700          28,700

DEFERRED TAX ASSETS (NOTE 8)                                                      --              --
                                                                        -------------   -------------
                                                                        $    382,000    $    528,100
                                                                        =============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities (Note 4)                    $  1,196,700    $    882,500
   Current portion of obligation under capital lease (Note 5)                    900           4,900
   Notes payable, related parties (Note 6)                                   253,100          50,500
                                                                        -------------   -------------
         Total current liabilities                                         1,450,700         937,900

OBLIGATION UNDER CAPITAL LEASE, NET OF CURRENT PORTION (NOTE 5)                   --             900
                                                                        -------------   -------------
           Total liabilities                                               1,450,700         938,800
                                                                        -------------   -------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)                                           --              --

STOCKHOLDERS' DEFICIT (NOTE 7):
Convertible preferred stock, $.10 par value; authorized
   20,000,000 shares:
   Series II; authorized 500,000 shares; issued and outstanding
     6,708 and 8,421 shares (aggregate liquidation preference
     of $6,708 and $8,421)                                                       700             800
   Series B; authorized 500,000 shares; issued and outstanding
     5,522 and 6,959 shares (aggregate liquidation preference
     of $5,522 and $6,959)                                                       600             700
   Series C; authorized 50,000 shares; issued and outstanding
     45,563 and 39,342 shares (aggregate liquidation preference
     of $4,556,300 and $3,934,200)                                             4,600           3,900
   Series D; authorized 50,000 shares; issued and outstanding
     5,400 and 5,525 shares (no liquidation preference)                          500             600
                                                                        -------------   -------------
                                                                               6,400           6,000
Common stock $.0001 par value; authorized 150,000,000
   shares; issued and outstanding 19,557,231 and 11,491,888 shares             2,000           1,100
Additional paid-in capital                                                15,375,800      10,723,300
Stock options and warrants                                                   943,200       1,130,900
Treasury stock at cost                                                      (117,400)             --
Stock subscriptions notes receivable                                      (3,965,000)     (2,486,000)
Deferred equity issuance costs                                              (595,000)       (595,000)
Accumulated deficit                                                      (12,718,700)     (9,191,000)
                                                                        -------------   -------------
                                                                          (1,068,700)       (410,700)
                                                                        -------------   -------------
                                                                        $    382,000    $    528,100
                                                                        =============   =============

       The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                  F-2

U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED SEPTEMBER 30,
                                                               2001            2000
                                                          -------------   -------------
REVENUES (INCLUDING $9,300 AND $0 FROM RELATED PARTIES)   $     50,700    $     18,900
COST OF REVENUES                                               141,800          56,900
                                                          -------------   -------------
GROSS LOSS                                                     (91,100)        (38,000)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 3,348,900       2,496,800
                                                          -------------   -------------
LOSS FROM OPERATIONS                                        (3,440,000)     (2,534,800)

OTHER INCOME (EXPENSE):
   Interest income                                                 200             600
   Interest expense                                            (87,900)        (16,700)
                                                          -------------   -------------
                                                               (87,700)        (16,100)
                                                          -------------   -------------
NET LOSS BEFORE INCOME TAXES                                (3,527,700)     (2,550,900)
PROVISION FOR INCOME TAXES (NOTE 8)                                 --              --
                                                          -------------   -------------
NET LOSS                                                  $ (3,527,700)   $ (2,550,900)
                                                          =============   =============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)             $       0.27    $       0.32
                                                          =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  13,257,540       7,966,052
                                                          =============   =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                           F-3

U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                                                     STOCK
                                            PREFERRED STOCK                COMMON STOCK            ADDITIONAL       OPTIONS
                                   -----------------------------   -----------------------------    PAID-IN           AND
                                       SHARES          AMOUNT          SHARES         AMOUNT        CAPITAL         WARRANTS
                                   -------------   -------------   -------------   -------------  -------------   -------------
BALANCE, SEPTEMBER 30, 1999              75,967    $      7,600       6,010,380    $        600   $  6,212,900    $    963,400

Conversion of preferred stock
(Note 7)                                (48,227)         (4,800)      3,367,355             400          4,400              --

Exercise of stock options and
warrants (Note 7)                         2,500             200       1,473,000             100      2,023,900        (436,200)

Issuance of stock in private
placement (Note 7)                       23,867           2,400         200,000              --      1,944,000              --

Issuance of stock and stock
options in exchange for services
(Note 7)                                  6,140             600         414,759              --        535,300              --

Expiration of stock options and
warrants (Note 7)                            --              --              --              --            400            (400)

Retirement of treasury stock
(Note 7)                                     --              --         (33,336)             --        (33,300)             --

Issuance of warrants pursuant
to equity line (Note 7)                      --              --              --              --             --         595,000


Issuance of stock and warrants
through equity line (Note 7)                 --              --          59,730              --         35,700           9,100

Net loss for the year                        --              --              --              --             --              --
                                   -------------   -------------   -------------   -------------  -------------   -------------
BALANCE, SEPTEMBER 30, 2000              60,247           6,000      11,491,888           1,100     10,723,300       1,130,900

Conversion of preferred stock
(Note 7)                                (12,555)         (1,200)        964,867             100          1,100              --

Exercise of stock options and
warrants (Note 7)                            --              --       1,300,000             100      1,599,900              --

Issuance of stock in private
placement (Note 7)                       14,166           1,400              --              --        603,700              --

Issuance of stock and stock
options in exchange for services
(Note 7)                                  1,460             200       2,205,871             300      1,528,200          13,300

Issuance of stock for repayments
of notes payable (Note 7)                    --              --       3,594,605             400        718,600              --

Expiration of stock options and
warrants (Note 7)                            --              --              --              --        201,000        (201,000)

Return of shares issued (Note 7)             --              --              --              --             --              --

Canceled stock (Note 7)                    (125)             --              --              --             --              --

Net loss for the year                        --              --              --              --             --              --
                                   -------------   -------------   -------------   -------------  -------------   -------------
BALANCE, SEPTEMBER 30, 2001              63,193    $      6,400      19,557,231    $      2,000   $ 15,375,800    $    943,200
                                   =============   =============   =============   =============  =============   =============

(CONTINUED BELOW)

U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)

                                                      STOCK          DEFERRED
                                                   SUBSCRIPTIONS      EQUITY                           TOTAL
                                     TREASURY         NOTES          ISSUANCE       ACCUMULATED    STOCKHOLDERS'
                                      STOCK         RECEIVABLES       COSTS           DEFICIT         DEFICIT
                                   -------------   -------------   -------------   -------------   -------------
BALANCE, SEPTEMBER 30, 1999        $    (33,300)   $   (804,200)   $         --    $ (6,640,100)   $   (293,100)

Conversion of preferred stock
(Note 7)                                     --              --              --              --              --

Exercise of stock options and
warrants (Note 7)                            --      (1,581,800)             --              --           6,200

Issuance of stock in private
placement (Note 7)                           --        (100,000)             --              --       1,846,400

Issuance of stock and stock
options in exchange for services
(Note 7)                                     --              --              --              --         535,900

Expiration of stock options and
warrants (Note 7)                            --              --              --              --              --

Retirement of treasury stock
(Note 7)                                 33,300              --              --              --              --

Issuance of warrants pursuant
to equity line (Note 7)                      --              --        (595,000)             --              --


Issuance of stock and warrants
through equity line (Note 7)                 --              --              --              --          44,800

Net loss for the year                        --              --              --      (2,550,900)     (2,550,900)
                                   -------------   -------------   -------------   -------------   -------------
BALANCE, SEPTEMBER 30, 2000                  --      (2,486,000)       (595,000)     (9,191,000)       (410,700)

Conversion of preferred stock
(Note 7)                                     --              --              --              --              --

Exercise of stock options and
warrants (Note 7)                            --      (1,600,000)             --              --              --

Issuance of stock in private
placement (Note 7)                           --              --              --              --         605,100

Issuance of stock and stock
options in exchange for services
(Note 7)                                     --           3,600              --              --       1,545,600

Issuance of stock for repayments
of notes payable (Note 7)                    --              --              --              --         719,000

Expiration of stock options and
warrants (Note 7)                            --              --              --              --              --

Return of shares issued (Note 7)       (117,400)        117,400              --              --              --

Canceled stock (Note 7)                      --              --              --              --              --

Net loss for the year                        --              --              --      (3,527,700)     (3,527,700)
                                   -------------   -------------   -------------   -------------   -------------
BALANCE, SEPTEMBER 30, 2001        $   (117,400)   $ (3,965,000)   $   (595,000)   $(12,718,700)   $ (1,068,700)
                                   =============   =============   =============   =============   =============

             The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                       F-4

U.S. MICROBICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED SEPTEMBER 30,
                                                                             2001           2000
                                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                Net loss                                                 $(3,527,700)   $(2,550,900)
                Adjustments to reconcile net loss to cash used
                  in operating activities:
                    Depreciation                                              55,900         52,700
                    Stock, stock options, and warrants in exchange
                      for services                                         1,545,600        535,900
                    Decrease (increase) in:
                      Accounts receivable                                    (22,100)            --
                      Prepaid expenses and other assets                          300          1,900
                      Inventories                                              3,900        (25,200)
                      Deposits                                                    --         (1,400)
                    Increase in:
                      Accounts payable and accrued liabilities               314,200        116,500
                                                                         ------------   ------------
                NET CASH USED IN OPERATING ACTIVITIES                     (1,629,900)    (1,870,500)
                                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of property and equipment                            (4,200)       (35,500)
                                                                         ------------   ------------
                Net cash used in investing activities                         (4,200)       (35,500)
                                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                Repayment of obligation under capital lease                   (4,900)        (4,400)
                Proceeds from notes payable, related parties                 986,800         50,500
                Repayment of notes payable, related parties                  (65,200)            --
                Issuance of stock and stock
                  options in private placements                              605,100      1,846,400
                Issuance of stock and warrants through
                  equity line                                                     --         44,800
                Exercise of stock options                                         --          6,200
                                                                         ------------   ------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,521,800      1,943,500
                                                                         ------------   ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (112,300)        37,500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               162,900        125,400
                                                                         ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $    50,600    $   162,900
                                                                         ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash paid for income taxes                               $        --    $        --
                                                                         ============   ============

                Cash paid for interest                                   $    14,100    $     4,900
                                                                         ============   ============

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                Repayment of notes payable, related parties through
                  issuance of stock (Note 7)                             $   719,000    $        --
                                                                         ============   ============

                Conversion of preferred stock to common stock (Note 7)   $     1,100    $     4,400
                                                                         ============   ============

                Transfer of inventory to property and equipment          $        --    $    65,000
                                                                         ============   ============

       The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 F-5

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


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

         During the year ended September 30, 2000, the Company created two subsidiaries: Natura Agricultura, S.A. DE C.V. and Proleedores Laborales Por Contrato, S.A. DE C.V. Both companies are domiciled in the country of Mexico and are 98 percent owned by Bio-Con Microbes and 2 percent owned by U.S. Microbics, Inc. The purpose of these subsidiaries is to serve as the Company's international marketing arm for agricultural products and services. Neither subsidiary had significant operations during the years ended September 30, 2001 and 2000.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED):

         Organization and basis of presentation (continued):

         The Company has experienced losses of $3,527,700 and $2,550,900 for the years ended September 30, 2001 and 2000, respectively. Additionally, the Company had a net stockholder's deficit of $1,068,700 as of September 30, 2001. The Company is planning on raising additional capital through the issuance of additional stock in a private placement or public offering and through its equity line (See Note 7) or a private placement through one of its wholly-owned subsidiaries. The Company is also currently attempting to develop business opportunities and operations through its wholly-owned subsidiaries. Based upon the current status of the Company, additional capital will be required in order for the Company to complete any development or to maintain their ongoing operations. If the Company is unable to raise additional capital it will be unable to maintain current operations or pursue business development plans. Additionally, the Company has significant liabilities related to unpaid payroll taxes and the Internal Revenue Service has issued intent to levy asset notifications (See Note 4). These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

         Consolidation:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

         Cash and cash equivalents:

         The Company considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

         Accounts receivable:

         Accounts receivable is reported at its fair value and, in the opinion of management, is collectible and no allowance for doubtful accounts was necessary at September 30, 2001.

         Inventories:

         Inventories consist of materials which treat hazardous waste and are valued at the lower of cost (first-in, first-out) or market.

         Property and equipment:

         Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED):

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

         Deferred equity issuance costs:

         During the year ended September 30, 2000, the Company entered into an agreement with Swartz Private Equity, LLC (See Note 7). In conjunction with entering into the agreement, the Company granted warrants to purchase 250,000 shares of the Company's common stock to Swartz Private Equity, LLC. The cost of the warrants, as determined by utilizing the Black-Scholes option pricing model, will be amortized against additional paid-in capital as the Company utilizes the equity line.

         Net loss per common share:

         The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2001 and 2000, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (CONTINUED):

         Fair value of financial instruments:

         Based on the borrowing rates currently available to the Company, the carrying value of the obligation under capital lease and notes payable, related parties at September 30, 2001 and 2000 approximates fair value.

         Revenue recognition:

         Revenue for product sales is recognized at the time the product is shipped to or picked up by the customer. Revenue for engineering or remediation services is recognized at the completion of the contract.

2. PROPERTY AND EQUIPMENT:

         Property and equipment consisted of the following:

                                                      2001          2000
                                                   ----------   ----------

                  Office furniture and equipment   $ 134,400    $ 130,200
                  Leasehold improvements              19,400       19,400
                  Production equipment               221,300      221,300
                                                   ----------   ----------
                                                     375,100      370,900

                  Less accumulated depreciation     (139,300)     (83,400)
                                                   ----------   ----------
                                                   $ 235,800    $ 287,500
                                                   ==========   ==========

         Depreciation expense for the years ended September 30, 2001 and 2000 was $55,900 and $52,700 respectively.

3. DEPOSITS:

         Deposits at September 30, 2001 and 2000 consisted of security deposits on the Company's building leases, a utility company deposit, and a state sales and use tax deposit.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

         Accounts payable and accrued liabilities consisted of the following:

                                                            2001         2000
                                                        -----------  -----------
         Accounts payable                               $  457,700   $  335,000
         Accrued expenses:
           Interest                                         56,100       11,800
           Salaries, wages, vacation, and related taxes    436,700      385,000
           Amounts due to employees                         63,900       76,000
           Other                                           182,300       74,700
                                                        -----------  -----------
                                                        $1,196,700   $  882,500
                                                        ===========  ===========

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (CONTINUED):

         Included in the salaries, wages, vacation and related taxes section of accrued expenses is approximately $300,000 in delinquent unpaid payroll taxes. The Company has received notifications from the Internal Revenue Service that they intend to levy certain assets of the Company.

5. OBLIGATION UNDER CAPITAL LEASE:

         The Company leases certain production equipment under a capital lease which runs through the calendar year 2001. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is amortized over its estimated productive life. Depreciation of the asset under capital lease is included in depreciation expense for 2001 and 2000. The implicit interest rate on the capital lease is 10.8 %.

         The cost and related depreciation of equipment under the capital lease, which is included in the property and equipment referred to in Note 2, are as follows at September 30, 2001:

                  Production equipment               $ 21,200
                  Less accumulated depreciation        (8,300)
                                                     ---------
                                                     $ 12,900
                                                     =========

         At September 30, 2001, the future minimum payments under the capital lease consisted of the following:

             2002                                            $     1,000
                                                             ------------
             Total minimum lease payments                          1,000
             Less amount representing interest                      (100)
                                                             ------------
             Present value of future minimum lease
               payments                                              900
             Less current portion                                   (900)
                                                             ------------
             Obligations under capital lease, net
               of current portion                            $        --
                                                             ============

         The interest charged to expense for the capital lease for each of the years ended September 30, 2001 and 2000 was $800. The depreciation charged to expense for the capital lease for each of the years ended September 30, 2001 and 2000 was $3,000.

6. NOTES PAYABLE, RELATED PARTIES:

         Notes payable, related parties consists of several loans from the Company's President, Chief Operating Officer, the President's profit sharing plan, and various other stockholders. All notes are unsecured with the exception of one note, in the amount of $20,000, which is secured by the Company's property and equipment. The loans are payable on demand and bear interest at rates ranging from 10 to 12 percent per annum.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


7. NOTES PAYABLE, RELATED PARTIES (CONTINUED):

         As of September 30, 2001, three of the notes payable, related parties were convertible into common stock of the Company. The first note, in the principal amount of $50,000, is payable as follows at the option of the note holder on December 31, 2001: $75,000 in cash; $75,000 equivalent in common stock; 140,000 shares of common stock. The second note, in the principal amount of $25,000, is payable as follows at the option of the note holder on December 31, 2001: $37,500 in cash; $37,500 equivalent in common stock; 83,333 shares of common stock. The third note, in the principal amount of $50,000, is payable as follows at the option of the note holder on December 31, 2001: $75,000 in cash; $75,000 equivalent of common stock; 166,667 shares of common stock.

         The President and the Chief Operating Officer raised funds to loan the Company by selling shares in the Company that they personally owned in private transactions. All or a portion of the proceeds from these transactions were subsequently loaned to the Company. In September, 2001, the existing outstanding notes at the time were repaid by the Company with common stock.

7. STOCKHOLDERS' DEFICIT:

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

         In conjunction with the agreement, the Company registered 20,000,000 shares of its common stock on a Securities and Exchange Commission Form SB-2 Registration Statement.

         During the year ended September 30, 2000, the Company elected to make one sale of stock to Swartz. In the transaction, 59,730 shares of common stock and warrants to purchase 8,960 shares of common stock at $.89 per share were issued. Net proceeds to the Company were $44,800.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


7. STOCKHOLDERS' DEFICIT (CONTINUED):

         Equity line (continued):

         The investment agreement with Swartz Private Equity, LLC specifies that the Company cannot sell equity securities for cash during the period from the date of the agreement (March, 2000) until 90 days after the termination of the agreement without written approval from Swartz. In February, 2000, the Company entered into an agreement to sell 13,000 shares of Series C preferred stock for $1,250,000 to an individual pursuant to a private placement. During the period from July, 2000 to September, 2000 this individual assigned certain of his rights to purchase this stock to other individuals and these individuals purchased this stock. The total of these transactions was 11,500 shares and $547,500, before issuing costs during the year ended September 30, 2000 and 14,165 shares and $636,300, before issuing costs, during the year ended September 30, 2001. Additionally, during the period from April, 2000 to June, 2000 the Company sold 2,167 shares of Series C preferred stock for $191,250, before issuing costs, pursuant to a private placement.

         The Company did not believe any violations of the agreement occurred as the sales commitment transaction was entered into prior to the investment agreement and the other sales pursuant to a private placement were prior to the effective date (July, 2000) of the registration statement. The Company received confirmation from Swartz that these transactions were not in violation of the investment agreement.

         As of January, 2001, the end of the first six month period, the Company had not made additional sales of stock to Swartz other than the shares sold during the year ended September 30, 2000. As such, in accordance with the terms of the investment agreement, the Company was obligated to pay fees in the amount of $95,200 to Swartz. Additionally, as of July, 2001, the end of the second six month period, the Company had not made any additional sales of stock to Swartz and was obligated to pay an additional $100,000 in fees. Swartz subsequently waived all of these fees.

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

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


7. STOCKHOLDERS' DEFICIT (CONTINUED):

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

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


7. STOCKHOLDERS' DEFICIT (CONTINUED):

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

         The Company has reserved 17,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of September 30, 2001, there were 6,708 shares of Series II preferred stock, 5,522 shares of Series B preferred stock, 45,563 shares of Series C preferred stock, and 5,400 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 5,190,990 shares of common stock.

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

         Preferred stock transactions during the year ended September 30, 2001:

         During January, 2001, the Company issued 1,000 shares of Series C preferred stock to a consultant for services. The transaction was valued at approximately $65 per share.

         During February, 2001, the Company issued 200 shares of Series C preferred stock to a consultant for services. The transaction was valued at approximately $50 per share.

         During March, 2001, the Company issued 100 shares of Series C preferred stock to a note holder for interest. The transaction was valued at approximately $50 per share.

         During August, 2001, the Company issued 160 shares of Series C preferred stock to a note holder for interest. The transaction was valued at approximately $35 per share.

         Throughout the year ended September 30, 2001, the Company canceled 125 shares of Series D preferred stock that were previously issued to consultants for services but returned to the Company due to the Company not utilizing their services.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


7. STOCKHOLDERS' DEFICIT (CONTINUED):

         Preferred stock transactions during the year ended September 30, 2001 (continued):

         Throughout the year ended September 30, 2001, certain stockholders exercised their preferred stock conversion rights and the Company issued 964,867 shares of common stock in exchange for cancellation of 1,713 shares of Series II preferred stock, 1,437 shares of Series B preferred stock, and 9,404 shares of Series C preferred stock.

         Throughout the year ended September 30, 2001, the Company sold 14,165 shares of Series C preferred stock pursuant to a private placement offering as provided under Regulation D of the Securities Act of 1933 related to transactions not involving a public offering. The net proceeds to the Company after issuing costs of $31,200 were $605,100.

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

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


7. STOCKHOLDERS' DEFICIT (CONTINUED):

         Common stock transactions during the year ended September 30, 2001:

         During October, 2000, the Company issued 1,000 shares of common stock to a consultant for services. The transaction was valued at approximately $.60 per share.

         During January, 2001, the Company issued 56,667 shares of common stock to consultants for services. The transactions were valued at approximately $.75 to $.95 per share.

         During February, 2001, the Company issued 73,167 shares of common stock to consultants for services and employees in lieu of cash salary payments. The transactions were valued at approximately $.60 to $.90 per share.

         During March, 2001, the Company issued 29,667 shares of common stock to consultants for services and employees in lieu of cash salary payments. The transactions were valued at approximately $.60 to $.70 per share.

         During April, 2001, the Company issued 33,667 shares of common stock to consultants and attorneys for services. The transactions were valued at approximately $.45 to $.90 per share.

         During May, 2001, the Company issued 7,667 shares of common stock to consultants for services. The transactions were valued at approximately $.80 to $1.00 per share.

         During June, 2001, the Company issued 1,168,956 shares of common stock to consultants and attorneys for services and employees in lieu of cash salary payments. The transactions were valued at approximately $.75 to $.80 per share.

         During July, 2001, the Company issued 139,167 shares of common stock to consultants for services. The transactions were valued at approximately $.35 to $.75 per share.

         During August, 2001, the Company issued 452,079 shares of common stock to consultants for services and employees in lieu of cash salary payments. The transactions were valued at approximately $.30 to $.75 per share.

         During September, 2001, the Company issued 243,834 shares of common stock to consultants and attorneys for services and investors for obtaining financing. The transactions were valued at approximately $.25 to $.35 per share. Also in September, 2001, 3,594,605 shares of common stock were issued by the Company to the President and Chief Operating Officer for repayment of notes payable to them. These transactions were valued at approximately $.20 per share.

         Common stock transactions during the year ended September 30, 2000:

         During February, 2000, the Company issued 100,000 shares of common stock to a consultant for services provided during the year ended September 30, 1999. The transaction was valued at approximately $.65 per share.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


7. STOCKHOLDERS' DEFICIT (CONTINUED):

         Common stock transactions during the year ended September 30, 2000 (continued):

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

         Treasury stock:

         Treasury stock consists of 1,000 shares of Series C preferred stock and 700 shares of common stock that were returned to the Company upon the expiration of two stock subscription notes receivable during the year ended September 30, 2001.

         Stock options and warrants:

         The Company issued options and warrants during the years ended September 30, 2001 and 2000 for consulting services, employee bonuses, fees in connection with obtaining financing, and various other services.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


7. STOCKHOLDERS' DEFICIT (CONTINUED):

         Stock options and warrants summary information:

         Activity of options and warrants granted is as follows:

                                                      OPTIONS AND WARRANTS
                                                           OUTSTANDING
                                                    -------------------------
                                                                   WEIGHTED
                                                                   AVERAGE
                                                                   EXERCISE
                                                       SHARES       PRICE
                                                    -----------   ----------
                  Balance, September 30, 1999        5,561,000    $    2.37
                  Granted                              603,960         1.41
                  Exercised                         (1,723,000)        0.98
                  Expired                               (5,000)       20.00
                                                    -----------   ----------
                  Balance, September 30, 2000        4,436,960         2.15
                  Granted                               87,917         0.65
                  Exercised                         (1,300,000)        1.23
                  Expired                             (225,000)        2.50
                                                    -----------   ----------

                  Balance, September 30, 2001        2,999,877    $    2.46
                                                    ===========   ==========

                  Exercisable, September 30, 2001    1,999,877    $    3.06
                                                    ===========   ==========

         The following is a summary of options and warrants outstanding at September 30, 2001:

                                                                             OPTIONS AND WARRANTS
                     OPTIONS AND WARRANTS OUTSTANDING                            EXERCISABLE
         -------------------------------------------------------------   -----------------------------
                                           WEIGHTED
                                           AVERAGE          WEIGHTED                       WEIGHTED
           RANGE OF                        REMAINING        AVERAGE                        AVERAGE
           EXERCISE          NUMBER       CONTRACTUAL       EXERCISE        NUMBER         EXERCISE
            PRICES        OUTSTANDING     LIFE (YEARS)       PRICE        EXERCISABLE       PRICE
         -------------   -------------   -------------   -------------   -------------   -------------
         $    .60-.89          96,877            4.91    $       0.67          96,877    $       0.67
                  1-5       2,795,000            1.97            2.21       1,795,000            2.74
                   10         103,000            1.92           10.00         103,000           10.00
                   20           5,000            1.00           20.00           5,000           20.00
                         -------------   -------------   -------------   -------------   -------------
                            2,999,877            2.06    $       2.46       1,999,877    $       3.06
                         =============   =============   =============   =============   =============

         Options and warrants granted during the year ended September 30, 2001 consisted of options to the Company's President in consideration for funds loaned to the Company.

         Options and warrants granted during the year ended September 30, 2000 consisted of 345,000 to employees and 258,960 in conjunction with the Company's equity line.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


7. STOCKHOLDERS' DEFICIT (CONTINUED):

         Stock options and warrants summary information (continued):

         All of the options exercised during the year ended September 30, 2001 were exercised by the Company's President, Chief Operating Officer, Chief Financial Officer, and two officers of one of the Company's wholly-owned subsidiaries subject to stock subscriptions notes receivable. The Company is currently holding these stock certificates and will release them upon payment of the notes. No interest will be charged on the notes if they are paid in full by December 31, 2005.

         Of the 1,723,000 options exercised during the year ended September 30, 2000, 1,425,000 were exercised by the Company's President, Chief Operating Officer, Chief Financial Officer and Vice President subject to stock subscriptions notes receivable. The notes are short term in nature, bear interest at seven percent per annum, and are collateralized by the stock. The Company is currently holding these stock certificates and will release them upon payment of the notes. No interest will be charged on the notes if they are paid in full by December 31, 2003. Additionally, 250,000 options exercised during the year ended September 30, 2000 were exercised subject to stock subscriptions notes receivable and were issued as 2,500 shares of Series C preferred stock. The notes are short term in nature, bear interest at 10 percent per annum, and are collateralized by the stock. The Company is holding these stock certificates and will release them upon payment of the notes.

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

         As permitted by SFAS 123, the Company accounts for these employee stock options under APB 25, under which no compensation cost is recognized for those options where the exercise price of the options was equal to or exceeded the market price of the stock on the date of grant.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


7. STOCKHOLDERS' DEFICIT (CONTINUED):

         Stock options and warrants summary information (continued):

         The following table discloses the Company's proforma net loss per share assuming compensation cost for employee stock options had been determined using the fair value-based method prescribed by SFAS 123 for the year ended September 30, 2001:

                  Net loss:
                     As reported                       $    (3,527,700)
                     Proforma                               (4,067,800)

                  Net loss per common share
                   (basic and diluted):
                     As reported                       $         (0.27)
                     Proforma                                    (0.31)

         The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value:

                                                           2001          2000
                                                        ----------    ----------
                  Expected stock price volatility            507%       194-245%
                  Expected option/warrant lives           5 years      1-5 years
                  Expected dividend yields                     --            --
                  Risk-free interest rates                  5.09%     5.95-6.60%
                  Weighted average fair value of
                    options/warrants granted            $    0.79     $    1.53

8. INCOME TAXES:

         The benefit for income taxes from continuing operations is different than the amount computed by applying the statutory federal income tax rate to the net loss before taxes. A reconciliation of the income tax benefit follows: 2001 2000

                  Computed tax benefit at federal
                    statutory rate                   $  1,199,400   $   867,300
                  Change in valuation allowance        (1,199,400)     (867,300)
                                                     -------------  ------------
                                                     $         --   $        --
                                                     =============  ============

         The provision for federal and state income taxes consisted of the following:

                                                         2001            2000
                                                     -------------  ------------
                     Current                         $         --   $        --
                     Deferred                                  --            --
                                                     -------------  ------------
                                                     $         --   $        --
                                                     =============  ============

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


8. INCOME TAXES (CONTINUED):

                                                         2001           2000
                                                     ------------   ------------

                  The deferred tax asset consisted of the following:

                  Net operating loss carryforwards   $ 3,998,200    $ 2,798,800
                  Valuation allowance                 (3,998,200)    (2,798,800)
                                                     ------------   ------------
                  Net deferred tax asset             $        --    $        --
                                                     ============   ============

         The Company has net operating loss carryforwards ("NOL's") for federal income tax reporting purposes of approximately $11,759,500. The NOL's expire at various times through 2016.

         Included in the above NOL's are net operating loss carryforwards which may be subject to substantial limitations in accordance with various provisions of the Internal Revenue Code. The Company has not yet determined the amount and nature of these limitations.

9. RELATED PARTY TRANSACTIONS:

         Inventory purchases:

         During the year ended September 30, 2000, the Company purchased approximately $30,800 in inventory related products from a company affiliated with the Chief Operating Officer.

         Revenues:

         Included in the consolidated statement of operations for the year ended September 30, 2001 is $9,300 in sales to a stockholder and former member of the Company's Board of Directors. The sales are in the form of engineering services. Of this amount, $3,200 was included in accounts receivable in the consolidated balance sheet as of September 30, 2001.

10. COMMITMENTS AND CONTINGENCIES:

         Employment agreements:

         On October 1, 1998, the Company entered into employment agreements with its President and Chief Operating Officer. Both of the new agreements are for five years and provide for minimum salary levels, incentive bonuses, and specified benefits. Additionally, the President and Chief Operating Officer each received options to purchase 1,000,000 shares of common stock at a price of $1.25 per share as part of their employment agreements. These options vest over a five year period. The aggregate commitment for future salaries, excluding bonuses and benefits, from these employment agreements is $1,140,000 as of September 30, 2001.

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


10. COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

         Litigation:

         In March 1999, the Company was served with a stockholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al. This lawsuit alleged, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. This matter was settled during the year ended September 30, 2001 for $40,000 in attorney fees of which the Company was required to pay $38,000.

         In November, 2001, the Company was served with a lawsuit over non-payment for services rendered. The Company is attempting to work out a payment plan.

         Purchase commitment:

         During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain inventories at a total cost of $194,000. The Company made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the purchase agreement.

         Off-balance-sheet credit risk:

         The Company had no cash and cash equivalents on deposit with a financial institution which exceeded the federally insured amounts at September 30, 2001.

         Building leases:

         During the year ended September 30, 1998, the Company began leasing office and warehouse space under an operating lease expiring in August, 2003. The Company has an option to extend the lease for five more years if it so desires. During the year ended September 30, 2000, the Company began leasing office space for its engineering staff under an operating lease expiring in September, 2003. Minimum future rental payments under these leases for each of the next two years is as follows:

                         Years ended
                        September 30,
                        -------------
                             2002                       $    239,700
                             2003                            229,500
                                                        -------------
                                                        $    469,200
                                                        =============

U.S. MICROBICS, INC. AND SUBSIDIARIES

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


10. COMMITMENTS AND CONTINGENCIES (CONTINUED):

         Building leases (continued):

         Rent expense totaled $278,300 and $230,200, respectively, during the years ended September 30, 2001 and 2000.

11. SUBSEQUENT EVENTS:

         During the period from October 1, 2001 to December 31, 2001, the Company raised approximately $230,000 before issuing costs, through sales of common stock with the Company with which the Company has the equity line described in Note 7 acting as a broker. Also, during the period from October 1, 2001 to December 31, 2001, the Company received loans in the amount of $183,000 from related parties.

         During the period from October 1, 2001 to January 10, 2002, the Company raised approximately $292,500 before issuing costs, pursuant to the sales commitment described in Note 6.

         On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount $88,864, including attorneys' fees. The Company was served with the lawsuit on January 7, 2002, and has 30 days in which to respond. The Company is in the process of considering its response due February 6, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with Accounts during the past two fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company and their ages at December 27, 2001 are as follows:

          NAME                     AGE       POSITION
          ----                     ---       --------
          Robert C. Brehm          53        President, Chief Executive Officer and Chairman of the Board
          Mery C. Robinson         50        Chief Operating Officer, Secretary and Director
          Roger K. Knight          79        Vice President, Director
          Conrad Nagel             60        Chief Financial Officer
          Bruce Beattie            47        President, Sub Surface Waste Management, Inc.
          Bezhad Mirzayi           45        Executive Vice President and Chief Engineer, Sub Surrface Management Inc.
          F.L. "Gus" Olson         64        President, Bio-Con Microbes
          Rene de S. Palomares     70        President of Natura Agricultura, S.A. de C.V.
          Robert Key               57        Director

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

         F.L. " GUS" OLSON has over 35 years of agricultural industry experience prior to joining Bio-Con. Mr. Olson has developed and implemented microbial inoculates within his own farming operations in California, Arizona and Old Mexico. Mr. Olson was appointed President of Bio-/con Microbes in July of 2000.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

         The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the Named Executive Officers (as defined below) for the fiscal years ended September 30, 2001, 2000, and 1999. The named executive officers (the "Named Executive Officers") are the Company's Chief Executive Officer, regardless of compensation level, and the other executive officers of the Company who each received in excess of $100,000 in total annual salary and bonus for fiscal year 2001. Compensation is shown in the following table:

                                               SUMMARY COMPENSATION TABLE

                                                 LONG-TERM COMPENSATION
                                                 ----------------------

                                           ANNUAL COMPENSATION                                        AWARDS
                        ----------------------------------------------------------------    ---------------------------
                                                                          SECURITIES
NAME AND PRINCIPAL                                   RESTRICTED STOCK     UNDERLYING        OTHER ANNUAL     ALL OTHER
POSITION                FISCAL YEAR     SALARY ($)      AWARDS ($)      OPTIONS/SARS (#)    COMPENSATION   COMPENSATION
--------------------    -----------     ----------   ----------------   ----------------    ------------   ------------
Robert C. Brehm(1)         2001           288,500              --             --                 --              --
     President             2000           222,324              --             --                 --              --
                           1999           191,166          90,000(3)          --                 --              --

Mery C. Robinson(2)        2001           265,500              --             --                 --              --
     Chief Operating       2000           222,324              --             --                 --              --
     Officer               1999           191,166          80,000(4)          --                 --              --

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

STOCK OPTION AND WARRANT GRANTS

         On May 11, 2001, the Board of Directors approved issuance of warrants to secure common stock as partial payment of interest on loans made to the Company by Robert C. Brehm Consulting, Inc. and ASCI Profit Sharing, both 100% owned by Robert C. Brehm.

         The loans from Robert C. Brehm Consulting, Inc. totalled $100,000 for which the company issued warrants to purchase 66,667 shares of the Company's common stock at $.60 per share. The loans from ASCI Profit Sharing totalled $52,000 for which the Company issued warrants to purchase 21,250 shares of the Company's common stock at $.80 per share. All warrants were issued for a term of 5 years.

                      OPTION EXERCISES IN FISCAL YEAR 2001

         Set forth below is information with respect to exercises of stock options by the Named Executive Officers during fiscal year 2001 and the fiscal year-end value of all unexercised stock options held by such persons.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED,
                                                          OPTIONS HELD AT FISCAL         IN-THE-MONEY OPTIONS AT
                                                            YEAR-END 09/30/01              FISCAL YEAR-END ($)
                                                        ----------------------------    ---------------------------
                        SHARES
                     ACQUIRED ON          VALUE
         NAME        EXERCISE (#)   REALIZED ($) (1)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
-----------------    ------------   ----------------    -----------    -------------    -----------   -------------
Robert C. Brehm        500,000          $170,000          550,000         500,00             -              -
Mery C. Robinson       500,000          $170,000          550,000         500,000            -              -

--------------
(1) Based on the closing price of $0.34 for the shares of Common Stock of the Company traded on the OTC Bulletin Board as of September 28, 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 27, 2001, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) EACH OF THE CHIEF EXECUTIVE OFFICERS and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "NAMED EXECUTIVE OFFICERS") and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 5922-B Farnsworth Court, Carlsbad, California 92008.

 NAME AND ADDRESS OF BENEFICIAL OWNER             AMOUNT(1)             PERCENT
--------------------------------------
Robert C. Brehm                                 5,134,164 (2)            23.1%
President, Chief Executive Officer and
Chairman of the Board

Mery C. Robinson                                4,670,195 (3)            20.63%
Chief Operating Officer, Secretary and
Director

Roger K. Knight                                   517,575 (4)             2.38%
Director

Conrad Nagel                                      442,713 (5)             2.03%
Chief Financial Officer

Robert Key                                         36,000 (6)              .17%
Director

Bruce Beattie                                     160,000 (7)             .74%
President, SSWM
Management

Bezhad Mirzay                                     205,441 (8)              .95%
Chief Executive Officer, SSWM

Floyd "Gus" Olson                                  14,375 (9)              .07%
President Bio-Con Microbes, Inc.

Rene de S. Palamares                               28,500 (10)             .13%
President, Natura Agrilcultura

All Officers and Directors                     11,208,963 (11)           47.07%
As a group (9 persons)

Other 5% Shareholders of any class
of Stock:

Scott Sabins                                    1,125,001 (12)            5.06%
514 Avenida La Costa
San Clemente, CA 92672

John Feighner                                     972,400 (13)            4.42%
P.O. Box 1875
Rancho Santa Fe, CA 92067

Marc L. Baker                                     350,000 (14)            1.60%
3389 Sheridan Street PMB254
Hollywood, FL  33021

Michael Knowles                                   313,667 (15)            1.43%
P.O. Box 2053
Rancho Santa Fe, CA 92067

Patrick D. Kirk                                   250,000 (16)            1.14%
P.O. Box 1112
Del Mar, CA 92014

----------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of December 27, 2001, are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

(2) Includes: (i) 665,102 shares of Common Stock owned by Robert C. Brehm Consulting, Inc., of which Robert C. Brehm is the President; and (ii) 637,917 shares of Common Stock issuable under stock options and warrants exercisable within 60 days of December 27, 2001.

(3) Includes: (i) 5,000 shares of Series D Preferred Stock convertible into 500,000 shares of Common Stock; and (ii) 550,000 shares issuable of Common Stock under stock options exercisable within 60 days of December 27, 2001.

(4) Includes: (i) 665 shares of Series B Preferred Stock convertible into 3,325 shares of Common Stock; (ii) 1,250 shares of Common Stock owned by First Venture Group Inc., an affiliated company of Roger K. Knight; and (iii) 150,000 shares of Common Stock issuable under stock options exercisable within 60 days of December 27, 2001.

(5) Includes (i) 1,400 shares of Series C Preferred Stock convertible into 140,000 shares of Common Stock (ii) 100,000 shares of common stock issuable under stock options exercisable within 60 days of December 27, 2001.

(6) Includes (i) 160 shares of Series C Preferred Stock owned by Common Media Services Inc., an affiliate of Robert Key, convertible into 16,000 shares of Common Stock (ii) 20,000 shares of Common Stock owned by Common Media Services, Inc., an affiliate of Robert Key.

(7) Includes of 50,000 shares of Common Stock issuable under stock options exercisable within 60 days of December 27, 2001.

(8) Consists of 50,000 shares of Common Stock issuable under stock options exercisable within 60 days of December 27, 2001.

(9)      Consists of 14,375 shares of Common Stock.

(10)     Consists of 28,500 shares of Common Stock.

(11) Includes 2,231,242 shares issuable under stock options, warrants or convertible securities held by directors and executive officers exercisable or convertible within 60 days of December 27, 2001.

(12) Consists of (i) 3,081 shares of Series C Preferred Stock convertible into 308,100 shares of Common Stock (ii) 166,667 shares of Common Stock issuable under stock warrants and (iii) 166,667 shares of Common Stock issuable under stock options exercisable within 60 days of December 27, 2001.

(13) Includes of 4,000 shares of Series C Preferred Stock convertible into 400,000 shares of Common Stock.

(14) Includes 250,000 shares of Series C preferred stock convertible into 250,000 Common of Common Stock.

(15) Includes of 3,086.67 shares of Series C Preferred Stock convertible into 308,667 shares of Common Stock.

(16) Consists of 2,500 shares of Series C Preferred Stock convertible into 250,000 shares of Common Stock.


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

         (b)      Current Report on Form 8-K

                  (1) The Company filed a Form 8-K regarding a change in auditors.

         (c)      Exhibits.

NUMBER            DESCRIPTION
------            -----------

3.1(1)        --  Articles of Incorporation, as amended

3.2(1)        --  Bylaws, as amended

4(1)          --  Reference is made to Exhibits 3.1 and 3.2

10.1(1)       --  Lease Agreement, dated as of July 14, 1998, by and among the Company and each of Ridgecrest Properties, R and B
                  Properties and Hindry West Development

10.2(1)(2)    --  Employment Agreement, effective as of October 1, 1998, between Robert C. Brehm and the Registrant

10.3(1)(2)    --  Employment Agreement, effective as of October 1, 1998, between Mery C. Robinson and the Registrant

10.4(1)       --  Stock for Stock Acquisition Agreement, effective as of
                  August 31, 1997, among XyclonyX, Mery C. Robinson and the
                  Registrant

10.5(1)       --  Technology License Agreement, effective as of March 1,
                  1998, between XyclonyX and West Coast Fermentation Center

10.6(1)       --  Technology License Agreement, effective as of March 1,
                  1998, between XyclonyX and Sub-Surface Waste Management, Inc.

10.7(1)       --  Technology License Agreement, effective as of August 21,
                  1997, among XyclonyX and Mery C. Robinson, Dominic J. Colasito and Alvin J. Smith

10.8(1)       --  Technology License Agreement, effective as of March 1,
                  1998, between XyclonyX and Bio-Con Microbes, Inc.

10.9(1)       --  Technology License Agreement, effective as of March 1,
                  1998, between XyclonyX and Sol-Tech Corporation

10.10(3)      --  Product Line License Agreement effective May 24, 1999, between Sub-Surface Waste Management, Inc. and Builders
                  Referral, Inc.

21(1)         --  Subsidiaries of the Registrant

27(1)         --  Financial Data Schedule for the fiscal year ended September
                  30, 1999

----------

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


                                             U.S. MICROBICS, INC.


Date:  January 14, 2002                      By:    /s/ Robert C. Brehm
                                                -------------------------------
                                             Robert C. Brehm, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on January 13, 2001.


         /s/ Robert C. Brehm            President, Chief Executive Officer and
--------------------------------------- Chairman of the Board
           Robert C. Brehm

           /s/ Conrad Nagel             Chief Financial Officer
---------------------------------------
             Conrad Nagel

         /s/ Mery C. Robinson           Chief Operating Officer, Secretary and
--------------------------------------- Director
           Mery C. Robinson

         /s/ Roger K. Knight            Director
---------------------------------------
           Roger K. Knight

            /s/ Robert Key              Director
---------------------------------------
              Robert Key