Form 10QSB
period 2001-12-31
US MICROBICS INC
filed 2002-02-19
CIK 774454

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended December 31, 2001

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

          Common Stock, $0.0001 par value per share - 22,144,103 shares outstanding as of February 15, 2002

                   Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one):  Yes |X| ; No  | |

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                     U.S. MICROBICS INC., AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                               As of              As of
                                                                                            December 31,      September 30,
                                                                                               2001               2001
ASSETS                                                                                      (Unaudited)         (Audited)
                                                                                           -------------      -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                             $         --       $     50,600
     Accounts receivable (Including $0.0 and $3,200 from related parties)                        14,951             22,100
     Prepaid expenses and other assets                                                           16,053             19,900
     Inventories (Note 3)                                                                        24,887             24,900
                                                                                           -------------      -------------
          Total current assets                                                                   55,891            117,500
PROPERTY AND EQUIPMENT, NET                                                                     224,930            235,800
DEPOSITS                                                                                         28,779             28,700
                                                                                           -------------      -------------
          Total assets                                                                     $    309,600       $    382,000
                                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                 $  1,391,303       $  1,196,700
     Current portion of capital lease obligation                                                     --                900
     Notes payable, related parties                                                             477,000            235,100
                                                                                           -------------      -------------
          Total current liabilities                                                           1,868,303          1,450,700

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                                     --                 --
                                                                                           -------------      -------------
          Total liabilities                                                                   1,868,303          1,450,700
                                                                                           -------------      -------------

COMMITMENTS AND CONTINGENCIES (NOTE 5 )                                                              --                 --

STOCKHOLDERS' DEFICIT :
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 6,708 and 6,708 shares issued
               and outstanding; aggregate liquidation preference of $6,708 and $6,708               671                700
          Series B; 500,000 shares authorized; 5,522 and 5,522 shares issued
               and outstanding; aggregate liquidation preference of $5,522 and $5,522               552                600
          Series C; 50,000 shares authorized; 44,963 and 45,563 shares issued
               And outstanding; aggregate liquidation preference of $4,496,300 and
               $4,556,300                                                                         4,496              4,600
          Series D; 50,000 shares authorized; 5,400 and 5,400 shares issued and
               Outstanding; no liquidation preference                                               540                500
                                                                                           -------------      -------------
                                                                                                  6,259              6,400
     Common stock; $.0001 par value; 150,000,000 shares authorized;
          21,260,874 and 19,557,231 shares issued and outstanding                                 2,126              2,000
     Additional paid-in capital                                                              15,707,632         15,375,800
     Stock options and warrants                                                                 988,250            943,200
     Treasury stock at cost                                                                    (117,400)          (117,400)
     Stock subscriptions notes receivable                                                    (3,965,001)        (3,965,000)
     Deferred equity issuance costs                                                            (595,000)          (595,000)
     Accumulated deficit                                                                    (13,585,569)       (12,718,700)
                                                                                           -------------      -------------
          Total stockholders' deficit                                                        (1,558,703)        (1,068,700)
                                                                                           -------------      -------------
          Total liabilities and stockholders' deficit                                      $    309,600       $    382,000
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


                           U.S. MICROBICS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                                      FOR THE THREE
                                                                 MONTHS ENDED DECEMBER 31,
                                                                 2001               2000
                                                            -------------      -------------
Revenues                                                    $     14,776       $     57,552

Cost of revenues                                                  57,657             63,402
                                                            -------------      -------------

Gross (loss)                                                     (42,881)            (5,850)

Selling, general and administrative expenses                     716,916            668,029
                                                            -------------      -------------

Loss from operations                                            (759,797)          (673,879)

Other income (expense):

Interest income                                                       --                228

Interest expense                                                (107,055)           (11,169)
                                                            -------------      -------------

Net loss                                                    $   (866,852)      $   (684,820)
                                                            =============      =============

Net loss per common share (basic and diluted (Note 4):      $       (.04)      $       (.07)

Weighted average common shares outstanding                    20,427,725          9,309,343


                       The notes to consolidated condensed financial
                   statements are an integral part of these statements.


                                U.S. MICROBICS INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                         FOR THE THREE
                                                                    MONTHS ENDED DECEMBER 31,
                                                                       2001            2000
                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(866,852)      $(684,820)
   Adjustment to reconcile net loss to cash used in
        operating activities:
   Depreciation                                                        14,122          13,986
   Stock, stock options, and warrants in exchange for services        189,115             569
   Decrease (increase) in:
          Accounts receivable                                           7,149         (52,512)
          Prepaid expense, deposits and other                           3,847          13,689
          Inventory                                                        --         (17,874)
   Increase (decrease) in:
          Accounts payable and accrued expenses                       194,454         367,130
                                                                    ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                                (458,165)       (359,832)
                                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (3,285)             --
                                                                    ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                  (3,285)             --
                                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock and stock options in private
         placements                                                        --         198,400
   Issuance of stock and warrants through equity line                 187,850              --
   Loans from related parties                                         223,900              --
   Repayment of capital lease obligation                                 (900)         (1,468)
                                                                    ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             410,850         196,932
                                                                    ----------      ----------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (50,600)       (162,900)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       50,600         162,900
                                                                    ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $      --       $      --
                                                                    ==========      ==========

                            The notes to consolidated condensed financial
                        statements are an integral part of these statements.

                      U.S. MICROBICS INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                         FOR THE THREE
                                                     MONTHS ENDED DECEMBER 31,
                                                 --------------- ---------------
                                                      2001              2000
------------------------------------------------ --------------- ---------------
Supplemental disclosures of non-cash
       Investing and financing activities:
------------------------------------------------ --------------- ---------------
Preferred stock issued for note receivable       $      --       $       75,000
------------------------------------------------ --------------- ---------------
Common stock issued in exchange for services     $    189,115    $         --
------------------------------------------------ --------------- ---------------
Cash paid for:
------------------------------------------------ --------------- ---------------
    Interest                                     $      --       $         --
------------------------------------------------ --------------- ---------------
    Income taxes                                 $      --       $         --
------------------------------------------------ --------------- ---------------


                  The notes to consolidated condensed financial
              statements are an integral part of these statements.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of U.S. Microbics, Inc. and Subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company suggests that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at December 31, 2001 and the results of its operations and its cash flows for the periods presented.

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

During August 1997, the Company acquired the assets of Xyclonyx, a privately held company founded to utilize the proprietary microbial technology, bioremediation patents, knowledge, processes and unique microbial culture collection developed over 30 years by the late George M. Robinson and his daughter Mery C. Robinson (collectively, the "Microbial Technology"). XyclonyX licenses the manufacture and use of its technology to the other U.S. Microbics subsidiaries.

The Company has five wholly-owned subsidiaries: West Coast Fermentation Center, Sub Surface Waste Management, Inc. (SSWM), Sol Tech Corporation (d.b.a. - Wasteline Performance Corporation), Bio-Con Microbes and Applied Microbic Technologies, Inc. West Coast Fermentation Center's primary business is to manufacture microbial cultures that are to be sold to other subsidiaries of the Company. Sub Surface Waste Management's business is to use the microbial technology to provide engineered solutions for soil and groundwater cleanup... Sol Tech Corporation and Bio-Con Microbes are companies formed to service the wastewater treatment and agriculture markets, respectively. Applied Microbic Technologies, Inc. intends to license customers in the United States to use microbial blends that are specially formulated for Microbially Enhanced Oil Recovery ('MEOR").

On August 2, 2000 Bio-Con Microbes formed a 98% owned Mexican corporation Natura Agricultura, de C.V. to serve as its international marketing arm for agricultural products and services based upon naturally occurring microorganisms and additives. The other 2% is owned by U.S. Microbics, Inc., Bio-Con Microbes' parent company.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)


RISKS AND UNCERTAINTIES

For the three months ended December 31, 2001 the Company has generated revenues of $14,776. During this same period, the Company incurred a net loss of $866,852 and had negative cash flows from operations of $458,165. As of December 31, 2001, the Company has an accumulated deficit of $13,585,569. While reorganizing its operations from prior business operations, the Company had no revenues during the fiscal years ended September 30, 1998 and 1997. During the Company's Development Stage operation, when it was building its manufacturing facility, acquiring technical and engineering staff, researching market opportunities and validating its technology in field demonstrations, it incurred net losses of $3,527,700 in fiscal 2001, $2,550,900 in fiscal 2000, $2,932,500 in fiscal 1999 and $1,411,800 in fiscal 1998.

The Company is currently developing business opportunities and operations through its wholly-owned subsidiary, Sub-Surface Waste Management (SSWM). This company concentrates on worldwide soil and groundwater cleanup opportunities. SSWM is currently field testing applications in several key markets. There can be no guarantee that such markets will provide profitable results in the future.

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

Subsequent to December 31, 2001, the Company has borrowed approximately $50,000 from related parties, net of loan fees. The Company has also raised approximately $136,000 net of finder fees from issuance of stock and warrants through the Swartz equity line.

3. INVENTORIES:

Inventories consist of the following:

                                                                 DECEMBER 31,
                                                                     2001
                                                                 ------------
       Raw materials and supplies                                $    24,887
       Finished goods                                                     --
                                                                 ------------
                                                                 $    24,887
                                                                 ============

4. NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. During the three months ended December 31, 2001 and 2000, common stock equivalents are not considered because they would be anti-dilutive.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)


5. COMMITMENTS AND CONTINGENCIES

Litigation:

In March 1999, the Company was served with a stockholder derivative lawsuit titled Merriam v. U.S. Microbics, et. al. This lawsuit alleges, among other things, that certain stock was improperly issued to the President of the Company and to certain consultants for services. On July 5, 2001, the Company reached a court approved settlement, agreeing to reimburse the plaintiff $38,000 in legal fees payable over a period of 150 days. All required payments have been made to the plaintiff and the lawsuit is terminated.

On December 16, 1999, Extec USA, Inc. filed a lawsuit against the Company in the Riverside County Superior Court, Case No. 336732. This lawsuit asserts that the Company failed to pay the full purchase price for certain shredding equipment. The Company has reached an out of court settlement with Extec USA.

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount $88,864, including attorneys' fees. The Company was served with the lawsuit on January 7, 2002. The Company filed a response on February 5, 2002, alleging among other things that the billings by the law firm were excessive.

Purchase commitment:

During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain inventories at a total cost of $194,000. The Company made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the purchase agreement. The Company has reached an out of court settlement with the supplier.

6. EQUITY FINANCING

During the three months ended December 31, 2001, the Company received cash proceeds, net of finder costs of $18,150, totaling $187,850 pursuant from issuance of stock and warrants through the equity line and loans from related parties of $223,900. Subsequent to December 31, 2001 the Company has borrowed $50,000 from related parties, net of loan fees and raised approximately $136,000 net of finder fees from issuance of stock and warrants through its equity line.

                                     PART I


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2001 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

                                   THE COMPANY

U.S. Microbics, Inc. (the "Company" or "USMX") is building an environmental biotech company utilizing the proprietary microbial technology, bioremediation patents, knowledge, processes and unique microbial culture collection developed over 30 years by the late George M. Robinson and his daughter Mery C. Robinson (collectively, the "Microbial Technology"). The Company creates and markets proprietary microbial technologies that provide natural solutions to many of today's environmental problems. The Company's microbes or "bugs" can be used to breakdown various substances, including hydrocarbons, chlorinated solvents and certain water and soil contaminants when combined with engineered application solutions. The Company believes that it can build the foundation for the international commercialization of proprietary products and services based on the Microbial Technology for applications in the global bioremediation, water cleanup and agricultural markets. The Company is in the process of determining and obtaining the capital, personnel and manufacturing and distribution capacity necessary to commercialize the Microbial Technology.

The Company's primary objective is to establish itself as a leading provider of environmental technology and products to companies worldwide by utilizing a "Pay-for-Performance" philosophy, specifying solutions that treat the source of the problem, and concentrating on niche markets which offer above normal profit potential. To achieve this objective, the Company intends to focus its strategy on the following three elements: (i) developing core engineering and project management services, microbe manufacturing and research and development services that support all subsidiaries; (ii) validating the technology using actual customer demonstration sites, approved governmental work plans, and third party certified results showing solutions to be "better-faster-cheaper"; and (iii) providing the technology and engineering services to direct customers or licensing the use of the technology to third parties for use in specific niche markets and territories.

Since September 1998 the Company has been in a development stage building its manufacturing facility, acquiring technical and engineering staff, researching market opportunities and validating its technology in field demonstrations. During that time frame, the Company has raised over $13MM to finance its operations in preparation for implementing a major paradigm shift in the soil and groundwater cleanup market from the old 1980's philosophy of "best efforts, time and materials billing, treat the symptoms of the problem and measure progress over years," to the new millennium philosophy of "pay-for-performance, eliminate the problem better-faster-cheaper -now". Customer interest in this new philosophy runs high. Even the U.S. government is starting to adopt this new philosophy in their contracting efforts. Field tests have shown that the microbial technology and engineering solutions have significantly reduced the time and cost to treat contaminated water, chlorinated solvents and MTBE from years of little progress using 1980's technology, down to only weeks or months using biotechnology based solutions. These results mean that parents and their children will enjoy cleaner water, air and soil sooner rather than later and corporations, governmental entities and taxpayers will be able to reduce the expense of environmental cleanup in the future.

The efforts to implement the new philosophy revolve around alternate technology validation, the politics of local jurisdictional and industry acceptance of alternative technology for soil and groundwater cleanup and money for financing the changeover logistics. By targeting key niche markets with high profit potential, low changeover costs and minimal political resistance, U.S. Microbics is becoming a revenue generating stage company in 2002 as measured by the $654,000 of contracts awarded in the first quarter of the new fiscal year. Implementation has now progressed from successful laboratory feasibility studies and customer field demonstration and completed projects to more complex contracts with state governments and private companies.

While these results are promising the Company's achievement of its objectives is highly dependent, among other factors, on its ability to raise the necessary capital to continue implementing its biotechnology solutions. The Company intends to raise additional working capital through the sale of common stock through its equity line, through private placements in its subsidiaries and through issuance of preferred stock or debt and through third party technology licensing arrangements for niche market or specific territory use. There can be no assurance that the Company will raise such capital on terms acceptable to the Company, if at all. The Company's failure to obtain adequate financing may jeopardize its existence. See "Liquidity and Capital Resources."

OVERVIEW

The Company has developed an organizational structure of multiple corporations for the purpose of segmenting its operations into distinct units for proprietary microbe or "bug" production, research and development ("R&D"), licensing and patent protection and the intended sale and licensing of microbial products and related services to specific market segments. As the public holding company, the Company coordinates the deployment of the Microbial Technology to its subsidiaries that in turn deliver engineered solutions to specific niche markets.

The Company and its subsidiaries are described more fully below:


                              U.S. MICROBICS, INC.

The Company orchestrates the operations of its subsidiaries and provides administrative functions at beneficial economies of scale. The Company continues to raise the capital needed for successful implementation of the Microbial technology by its subsidiaries. The Company allocates its resources among the subsidiaries within the organizational structure. The Company provides to its subsidiaries public relations, accounting, legal, human resources, capital acquisition and merger and acquisition services.

In December 2001 U.S. Microbics was named one of the "Best companies to work for in San Diego" for 2001. The San Diego Business Journal and the Ken Blanchard Companies (One Minute Manager) made the announcement, which honors San Diego businesses with a proven track record of providing an empowering environment to their employees.

U.S. Microbics (BUGS) and its subsidiaries distinguished themselves as one of the best employers in San Diego based on their ability to share power and information throughout the organization; their employee empowerment and involvement strategies; their altruistic vision; and their focus on customer service and results.

BUGS' vision is to be the customer's choice for best value products and services. The company's Pay-for-Performance strategy is an industry trendsetter compared to the conventional time and materials, best-efforts practices of its competitors. Another key part of its vision is to solve the customer's problem rather than the symptoms of the problem using biotechnology solutions based upon sound engineering practices; another first for its industry. The employees of BUGS appreciate the opportunity in bringing a clean environment to people all over the world.


                      WEST COAST FERMENTATION CENTER (WCFC)

WCFC manufactures microbial blends by using fermentation technology, powder blending techniques and combinatorial liquefaction including microbial blends for the Remediline(TM), Wasteline(TM) and Bi-Agra(TM) product lines.


                                    XYCLONYX

The XyclonyX mission is to research, develop, formulate, protect, apply, acquire, license and transfer its technologies, consisting of patents, proprietary knowledge, products, and processes for hydrocarbon impacted soil and groundwater treatment and agricultural growth enhancement.

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

While the use of MTBE as a fuel additive has helped to achieve significant reductions in air emissions, unlike other components of gasoline, MTBE dissolves and spreads readily in groundwater, does not degrade easily and is difficult and costly to remove from groundwater. The U.S. Environmental Protection Agency
(EPA) is considering a limit or ban on the use of MTBE as a fuel additive. The EPA has also endorsed the use of bioremediation for the cleanup of MTBE.

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

The excellent results achieved by the research team are directly applicable to the cleanup of MTBE contaminated soil and water using injection of microbes to contaminated groundwater, above-ground applications where contaminated soil is processed through U.S. Microbics' patented Bio-Raptor(TM), in existing tank farm storage tanks, in pump and treat systems using granular activated carbon, and, where necessary, transported to a bioreactor for offsite treatment.

XyclonyX has recently filed a patent application for the "Treatment of Contaminated Activated Charcoal" with the United States Patent Office. The new invention relates to the treatment of carbon filtration systems and the use of micro-organisms for removal of contaminating hydrocarbons from such systems. The patent application follows from the successful field trials using Bio-GAC(TM), a blend of hydrocarbon-eating bacteria, to regenerate used carbon from water treatment systems used in refineries and similar to carbon filtration systems used by consumers in their kitchen.

The Bio-GAC(TM) system was developed in response to industry demand for an economical alternative to offsite regeneration of spent carbon. Not only is offsite regeneration expensive, it is time consuming, ties up additional carbon inventory, and only 50 to 75% of the original carbon is returned from the regeneration process. With the Bio-GAC(TM) system, costs for regeneration are typically 50% less than offsite regeneration and nearly 100% of the carbon can be regenerated to near virgin carbon standards. Bio-GAC(TM) is a new breakthrough technology that can also be used to eliminate MTBE and other hydrocarbons from spent carbon used in groundwater cleanup at retail service station sites nationwide. The typical industries with potential beneficial use include:

         o        Local Potable water treatment companies, boards and districts
         o Oil and Gas production, transportation, pipeline, bulking, refining, distribution, retail and gas stations

         o Commercial and industrial facilities with waste water production and/or permit requirements to treat facility discharges
         o        Chemical and petrochemical facilities
         o        Groundwater remediation sites

XyclonyX plans to capitalize on its patent and patent-pending technology by forming strategic alliances and joint ventures with well-established leaders in the carbon industry. Continued revenue streams are expected through licensing of the technology with both upfront fees and ongoing royalties.

In October 2001 XyclonyX's bioaugmented granular activated carbon or Bio-GAC(TM) was nominated for the UCSD Connect "2001 Most Innovative New Product Award". Bio-Gac(TM) is a new breakthrough technology used to eliminate MTBE and other hydrocarbons from spent carbon used in groundwater cleanup at retail service station sites nationwide.


                    SUB SURFACE WASTE MANAGEMENT, INC. (SSWM)

SSWM is an environmental solutions company using bio-technology to clean up toxic waste better-faster-cheaper, and more profitably, than conventional technology. The company competes by doing what the competition doesn't! It eliminates the source of the contamination problem, works on a Pay-for-Performance basis, and typically saves its customers 30 to 50% of the cost and time to cleanup their mess.

To date SSWM has received $5MM from its parent company, U.S. Microbics. These funds have been used for contract completion as well as identifying specific niche markets, new business development, and procuring engineering resources. During their fiscal year first quarter ending 12/31/01, SSWM was awarded cleanup contracts of $654,000. Typical contracts range from 4 to 18 months duration and the company receives payments as performance milestones are met. Projected contract revenue for the 12 months after completion of their $5,000,000 financing is $18,000,000. Over the past twelve months, 162 RFP's were generated and 12 have resulted in work in progress or completions - an award rate higher than the industry average.

SSWM management collectively has over 75 years of toxic waste cleanup and project management experience and has been together as a team for over nine years. At previous companies they have achieved annual revenue rates exceeding $30MM and have also worked on projects over $100MM for several of the major environmental consulting firms. The company has three offices nationwide, with employees holding advanced degreed engineers as well as a registered geologist. They also utilize the business experience and administration services of their parent company, U.S. Microbics.

SSWM has focused its efforts on new products for the MTBE, and dry-cleaning fluids cleanup and carbon reactivation markets based upon the new industry paradigm, "Pay-for-Performance" wherein the company is paid for achieving project milestone results as opposed to industry-standard time and materials billing where consultants are paid on a "best efforts" but no guaranteed results basis. The industry interest for the Pay-for-Performance concept has been greater than expected, yet SSWM still has to prove the capability of the engineering group and the technology in specific customer applications. Any innovative technology validation effort takes time and resources. With this innovative biotechnology solution SSWM has achieved MTBE cleanups in less than 30 days compared to typical industry results of over one year and we have taken dry-cleaning solvents to regulatory levels in six months compared to 6 years of little change using conventional technology. SSWM has also been able to reactivate spent carbon in less than a week to near virgin levels, a first in the industry. During 2001 SSWM performed many demonstrations of the technology for confidential Fortune 100 companies. SSWM believes those demonstrations will lead the adoption of the new paradigm and the use of biotechnology solutions as an industry standard for MTBE cleanup and carbon reactivation. SSWM estimates the products and services sold into these markets to be greater than $10 billion per year and SSWM is positioning itself to be a major technology provider in this arena. Much of the business development efforts in 2001 were dedicated to identifying the market niches and products to serve them. SSWM considers its successful field demonstrations and third party verification as validation of the technology and is now ready for rollout in 2002 with additional financing which is underway. After eighteen months the SSWM engineering group and technical support staff and XyclonyX microbiologists have developed "better-faster-cheaper" products which comprise the Bio-GAC(TM) product line. SSWM expects a bright future for this product line and its contribution to bottom line profits.

SSWM plans to expand its revenue base by acquiring regional engineering service firms with existing contracts totaling $10 to $25MM. SSWM plans on spending $1-$2MM for its first acquisition which will expand the engineering services capability, the revenue base and geographical market area. At that point, SSWM biotechnology solutions will then enhance profitability by introducing improved solutions that will reduce project cost and increase profitability. SSWM should realize breakeven within 12 months and profitability after 18 months of closing its current financing efforts.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000.

The Company had revenues of $14,776 during the nine months ended December 31, 2001, as compared to $57,552 of revenues for the same period in fiscal 2000. Revenues for the three months ended December 31, 2001 and 2000 consisted primarily of contracts for bio-remediation of hydrocarbons in contaminated soil and ground water. Signed contract backlog, consisting of awarded contracts not yet started, was approximately $654,000 as of 12/31/01 compared to approximately $15,000 for 12/31/00. The cost of revenues was $57,657 on 12/31/01 compared to $63,402 on 12/31/00. Cost of revenues is higher than revenues due to stand-by costs related to field work. Revenue is recognized upon completion of contract.

Selling, general and administrative ("SG&A") expenses for first quarter of fiscal year 2002 totaled $716,916 compared to $668,029 for the same period in fiscal year 2001. SG&A expenses for the first quarter of fiscal year 2002 consisted of occupancy, payroll, accounting, and legal, consulting, and public relations expenses.

The Company incurred a net loss of $(886,852) and had negative cash flows from operations of $(458,165) for the three months ended December 31, 2001 compared to a net loss of $(684,820) and negative cash flows from operations of $(359,832) for the three months ended December 31, 2000. The increase in losses and additional cash flow in 2001 represents additional expenses incurred for contracts in progress in 2001. Basic and diluted net loss per share was $(.04) for the three months ended December 31, 2001 compared to $(.07) for the three months ended December 31, 2000. The decrease was due to the increase in average shares outstanding of 20,427,725 for the three months ended December 31, 2001 compared to 9,309,343 for the corresponding three months ended December 31, 2000.

Although the Company is expecting to increase revenues during the next three quarters of fiscal year ended September 30, 2002, and for the fiscal year ended 2003, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up-to $5,000,000 from private placements through its subsidiary Sub Surface Waste Management, Inc., during the second and third quarters of fiscal 2002. The funds are targeted primarily for funding contract costs, expansion of the marketing effort and for the acquisition of companies that will increase revenues, cash flow and profits. There can be no assurance that the Company or SSWM will be able to raise such capital on acceptable terms. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

The Company's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including: (i) the rate at which microbial products and services are shipped and generate profits; (ii) the necessary level of sales and marketing activities for environmental products; and (iii) the level of effort needed to develop additional distribution channels to the point of commercial viability.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents totaled $0 and $50,600 at December 31, 2001 and September 30, 2001, respectively. The Company had cash overdrawn of approximately $44,000 as of December 31, 2001. The overdrawn amounts are included in accounts payable and accrued expenses in the Company's balance sheet. Net cash used in operations was $458,165 for the three months ended December 31, 2001, compared to $359,832 for the comparable period in fiscal 2001.

During the three months ended December 31, 2001, the Company raised $187,850 net of placement fees of approximately $18,150, from issuance of stock and warrants through an equity line and $223,900 from loans from related parties. As of December 31, 2001, the Company has negative working capital of $1,812,412 as compared to negative working capital of $1,333,200 as of September 30, 2001. The Company is delinquent on the payment of payroll taxes in the amount of approximately $870,000. The Company has received notification from the Internal Revenue Service that they intend to levy other assets of the Company. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements.

Of the $1,391,303 in accounts payable and accrued expenses, $580,000 is over 6 months past due. There is a possibility that trade vendors may file lawsuits for non-payment. If such lawsuits were filed, management resources and funds would be diverted from operating activities.

On March 14, 2000, the Company entered into an investment agreement to sell up to $35 million of the Company's common stock to Swartz Private Equity, LLC ("Swartz"). In Conjunction with the agreement, the Company registered 20,000,000 shares of its common stock on Securities and Exchange Commission Form SB-2 Registration Statement. During the quarter ended December 31, 2001, the Company elected to make sales of stock to Swartz. Net proceeds to the Company were $187,850.

Since September 1998, the Company has raised approximately $9,000,000 principally through private placements of equity securities and debt. Subsequent to December 31, 2001 the Company has borrowed from related parties $50,000, net of loan fees. The Company has also raised approximately $136,000 net of finder fees from issuance stock and warrants through its equity line. The Company believes that it can generate sufficient cash through sources listed above to continue its operations through September 30, 2002, and anticipates that cash generated from planned private placements and projected revenues during the next three quarters of fiscal 2002 will enable it to fulfill cash needs through fiscal 2003 operations.

In January 2002 the Company signed an Investment Banking agreement with Donner Corp. International (DCI) of Santa Ana, California. U.S. Microbics is seeking DCI's services to explore additional strategic alternatives that will assist the Company in evaluating and maximizing shareholder value and seeking additional working capital funding while boosting revenues. This relationship will assist the Company in the continual funding requirements for its aggressive business development strategy that is already showing impressive results.

Although financing efforts are continuing, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, may require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to successfully obtain additional future funding may jeopardize the Company's ability to continue its business and operations.


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

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount of $88,864, including attorneys' fees. The Company was served with the lawsuit on January 7, 2002. The Company filed a response on February 5, 2002, alleging among other things that the billings by the law firm were excessive.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2001, the Company raised $187,850 net of finder fees, from the issuance of stock and warrants through the equity line. The shares of stock issued pursuant to the private placement were registered under the Securities Act of 1933, as amended.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                           None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                           None

ITEM 5.           OTHER INFORMATION.

                           None

SUBSEQUENT EVENTS:

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to December 31, 2001 the Company has borrowed $50,000 from related parties, net of loan fees, raised approximately $136,000 net of finder fees from issuance of stock and warrants through the equity line.

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount $88,864, including attorneys' fees. The Company was served with the lawsuit on January 7, 2002. The Company filed a response on February 5, 2002, alleging among other things, that the billings by the law firm were excessive.

In January 2002 XyclonyX filed a patent application for the "Treatment of Contaminated Activated Charcoal" with the United States Patent Office. The new invention relates to the treatment of carbon filtration systems and the use of micro-organisms for removal of contaminating hydrocarbons from such systems. The patent application follows from the successful field trials using Bio-GAC(TM), a blend of hydrocarbon-eating bacteria, to regenerate used carbon from water treatment systems used in refineries and similar to carbon filtration systems used by consumers in their kitchen.

In January 2002 the Company signed an Investment Banking agreement with Donner Corp. International (DCI) of Santa Ana, California. U.S. Microbics is seeking DCI's services to explore additional strategic alternatives that will assist the Company in evaluating and maximizing shareholder value and seeking additional working capital funding while boosting revenues. This relationship will assist the Company in the continual funding requirements for its aggressive business development strategy that is already showing impressive results.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

                           None.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized. .



                                    U.S. MICROBICS, INC.


Date: February 19, 2002             By:        /s/ Robert C. Brehm
                                       -----------------------------------------
                                           Robert C. Brehm, President and
                                           Chief Executive Officer

                                    By:       /s/ Conrad Nagel
                                       -----------------------------------------
                                           Conrad Nagel, Chief Financial Officer