Form 10QSB
period 2002-03-31
US MICROBICS INC
filed 2002-05-20
CIK 774454

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

      For the quarter ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

         Common Stock, $0.0001 par value per share - 30,693,573 shares outstanding as of May 10, 2002

                   Documents Incorporated by Reference: None.
Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      U.S. MICROBICS INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           AS OF          AS OF
                                                                         MARCH 31,    SEPTEMBER 30,
                                                                           2002            2001
ASSETS                                                                 (Unaudited)      (Audited)
                                                                      -------------   -------------
CURRENT ASSETS:
     Cash and cash equivalents                                        $     22,411    $     50,600
     Accounts receivable                                                     8,370          22,100
     Costs and estimated profit in excess billings                          92,029              --
     Prepaid expenses and other assets                                      11,042          19,900
     Inventories (Note 3)                                                   24,888          24,900
                                                                      -------------   -------------
          Total current assets                                             158,740         117,500
PROPERTY AND EQUIPMENT, NET                                                162,004         235,800
DEPOSITS                                                                    28,779          28,700
                                                                      -------------   -------------
          Total assets                                                $    349,523    $    382,000
                                                                      =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                            $  1,362,013    $  1,196,700
     Current portion of capital lease obligation                                --             900
     Notes payable, related parties                                        150,500         253,100
                                                                      -------------   -------------
          Total current liabilities                                      1,512,513       1,450,700
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                --              --
                                                                      -------------   -------------
          Total liabilities                                              1,512,513       1,450,700
                                                                      -------------   -------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)                                          --              --

STOCKHOLDERS' DEFICIT :
     Convertible preferred stock, $.10 par value;
        20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 6,708 and
               6,708 shares issued and outstanding; aggregate
               Liquidation preference of $6,708 and $6,708                     671             700
          Series B; 500,000 shares authorized; 5,522 and
               5,522 shares issued and outstanding; aggregate
               Liquidation preference of $5,522 and $5,522                     552             600
          Series C; 50,000 shares authorized; 40,655 and
               45,563 shares issued and outstanding; aggregate
               Liquidation preference of $4,065,500 and $4,556,300           4,065           4,600
          Series D; 50,000 shares authorized; 40 and 5,400 shares
               Issued and outstanding; no liquidation preference                40             500
                                                                      -------------   -------------
                                                                             5,328           6,400
     Common stock; $.0001 par value; 150,000,000 shares authorized;
        29,814,926 and 19,557,231 shares issued and outstanding              2,982           2,000
     Additional paid-in capital                                         16,745,909      15,375,800
     Stock options and warrants                                          1,023,838         943,200
     Treasury stock                                                       (117,400)       (117,400)
     Stock subscriptions notes receivable                               (3,965,001)     (3,965,000)
        Deferred equity issuance costs                                    (595,000)       (595,000)
     Accumulated deficit                                               (14,263,646)    (12,718,700)
                                                                      -------------   -------------
          Total stockholders' deficit                                   (1,162,990)     (1,068,700)
                                                                      -------------   -------------
          Total liabilities and stockholders' deficit                 $    349,523    $    382,000
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

                                       1

                                     U.S. MICROBICS INC., AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                        FOR THE SIX                     FOR THE THREE
                                                   MONTHS ENDED MARCH 31,          MONTHS ENDED MARCH 31,
                                               -----------------------------   -----------------------------
                                                   2002             2001            2002            2001
                                               -------------   -------------   -------------   -------------
Revenues                                       $     73,387    $     98,341    $     58,611    $     40,789
Cost of revenues                                     60,465         107,429           2,808          44,027
                                               -------------   -------------   -------------   -------------

Gross (loss) profit                                  12,922          (9,088)         55,803          (3,238)

Selling, general and administrative expenses      1,466,515       1,547,783         749,599         879,754
                                               -------------   -------------   -------------   -------------
Loss from operations                             (1,453,593)     (1,556,871)       (693,796)       (882,992)

Other income (expense):

Interest income                                          --             228              --              --

Interest expense                                    (91,338)        (16,591)         15,717          (5,422)
                                               ------------    ------------    ------------    ------------

Net loss                                       $ (1,544,931)   $ (1,573,234)   $   (678,079)   $   (888,414)
                                               =============   =============   =============   =============
Net loss per common share (basic and diluted
     (Note 4):
     Net loss from continuing operations       $       (.06)   $       (.13)   $       (.03)   $       (.07)

Weighted average common shares outstanding       23,836,997      11,954,007      25,952,201      12,214,022


                        The notes to consolidated condensed financial statements are an integral part of these statements.

                                                      2

                      U.S. MICROBICS INC., AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE SIX
                                                                    MONTHS ENDED MARCH 31,
                                                                 ---------------------------
                                                                     2002           2001
                                                                 ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $(1,544,931)    (1,573,234)
   Adjustment to reconcile net loss to cash used in
        Operating activities:
   Depreciation                                                       27,216         27,971
   Loss on sale of asset                                               4,833             --
   Stock, stock options, and warrants in exchange for services       237,613        241,348
   Decrease (increase) in:
          Accounts receivable                                         13,730             --
          Costs and estimated profit in excess of billings           (92,029)            --
          Prepaid expense, deposits and other                          8,858         15,177
          Inventory                                                       --         (6,085)
   Increase (decrease) in:
          Accounts payable and accrued expenses                      474,481        569,959
                                                                 ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                               (870,229)      (724,864)
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (3,285)            --
   Sale of property and equipment                                     45,000
                                                                 ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                                 41,715             --
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock and stock options in private
         Placements                                                       --        504,400
   Issuance of stock and stock warrants through equity line          357,625             --
   Loan from related parties                                         538,600             --
   Repayment of notes payables                                       (95,000)        60,500
   Repayment long-term portion of lease contract                        (900)        (2,936)
                                                                 ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            800,325        561,964
                                                                 ------------   ------------

DECREASE IN CASH                                                     (28,189)      (162,900)
CASH AT BEGINNING OF PERIOD                                           50,600        162,900
                                                                 ------------   ------------
CASH AT END OF PERIOD                                            $    22,411    $        --
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

                                       3

                      U.S. MICROBICS INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                                FOR THE SIX
                                                          MONTHS ENDED MARCH 31,
                                                          ----------------------
                                                            2002          2001
                                                          ---------    ---------
Supplemental disclosures of non-cash
    Investing and financing activities:

Note payable converted to common stock                    $546,200     $     --

Accounts payable converted to common stock                $309,218     $     --

Preferred stock issued for note receivable                $     --     $ 50,000

Common stock issued in exchange for services              $     --     $241,348

Common stock options exercised in settlement of
     Accrued expenses                                     $     --     $ 54,690

Cash paid for:
    Interest                                              $     --     $  2,639
    Income taxes                                          $     --     $     --


         The notes to consolidated condensed financial statements are an integral part of these statements.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)


1. BASIS OF PRESENTATION AND GOING CONCERN

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at March 31, 2002 and the results of its operations and its cash flows for the periods presented.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant recurring losses from operations and has a not stockholders' deficit at March 31, 2002. Additionally, the Company has significant delinquent payroll tax liabilities and the Internal Revenue Service has issued intent to levy asset notifications. These conditions raise substantial doubt about its ability to continue as a going concern.

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

RISKS AND UNCERTAINTIES

For the six months ended March 31, 2002 the Company has generated revenues of $73,387. During this same period, the Company incurred a net loss of $1,544,931 and had negative cash flows from operations of $870,229. As of March 31, 2002, the Company has an accumulated deficit of $14,263,646. The Company had revenue of $50,700 during the fiscal year ended September 30, 2001, and $18,900 during the fiscal year ended September 30, 2000, and $66,900 during the fiscal year

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)


ended September 30, 1999, and no revenues during the fiscal years ended September 30, 1998 and 1997. The Company incurred net losses of $3,527,700 in fiscal 2001, and $2,550,900 in fiscal 2000, $2,932,500 in fiscal 1999 and
$1,411,800 in fiscal 1998.

To date, the Company has relied on private placements of equity and debt to fund its operating and capital requirements. The Company intends to raise additional working capital through the sale of common stock through its equity line, through private placements in its subsidiaries and through issuance of preferred stock or debt and through third party technology licensing arrangements for niche market or specific territory use. The Company is currently developing business opportunities and operations through its wholly-owned subsidiaries domestically and abroad. There can be no assurance that such additional equity financing will be available on terms acceptable to the Company, if at all or that such business opportunities will occur as planned, if at all. Based upon the current financial condition of the Company, additional capital will be required in order for the Company to continue its ongoing operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to March 31, 2002, the Company has borrowed approximately $50,000 from related parties, net of loan fees.


3. INVENTORIES:

Inventories consist of the following:

                                                                     MARCH 31,
                                                                       2002
                                                                  --------------
       Raw materials and supplies                                 $      24,888
       Finished goods                                                        --
                                                                  --------------
                                                                  $      24,888
                                                                  ==============


4. NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. During the six months ended March 31, 2002 and 2001, common stock equivalents are not considered because they would be anti-dilutive.

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

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)


5. COMMITMENTS AND CONTINGENCIES (CONTINUED):

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount of $88,864, including attorneys' fees. The Company was served with the lawsuit on January 7, 2002. The Company filed a response on February 5, 2002, alleging among other things that the billings by the law firm were excessive. The Company is currently in negotiations with the law firm to settle the suit.


Purchase commitment:

During the year ended September 30, 1999, the Company entered into an agreement with suppliers to purchase certain inventories at a total cost of $194,000. The Company made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the purchase agreement.


6. EQUITY FINANCING

During the six months ended March 31, 2002, the Company received cash proceeds, net of offering costs of $32,400, totaling $357,625 pursuant to a private placement offering through the Swartz Equity Line.


7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2002, consist of the following.


           Accounts payable                                          $  404,374
           Accrued payroll taxes                                        912,314
           Other                                                         45,325
                                                                     -----------
                                                                     $1,362,013
                                                                     ===========

The Company is delinquent in paying payroll taxes, which is approximately $900,000 at March 31, 2002. The Company has received notifications from the Internal Revenue Service that they intend to levy certain assets of the Company.

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

Since September 1998 the Company has been in a development stage building its manufacturing facility, acquiring technical and engineering staff, researching market opportunities and validating its technology in field demonstrations. During that time frame, the Company has raised over $13MM to finance its operations in preparation for implementing a major paradigm shift in the soil and groundwater cleanup market from the old 1980's philosophy of "best efforts, time and materials billing, treat the symptoms of the problem and measure progress over years," to the new millennium philosophy of "pay-for-performance, eliminate the problem better-faster-cheaper -now". Customer interest in this new philosophy runs high. Even the U.S. government is starting to adopt this new philosophy in their contracting efforts. Field tests have shown that the microbial technology and engineering solutions have significantly reduced the time and cost to treat contaminated water, chlorinated solvents and MTBE from years of little progress using 1980's technology, down to only weeks or months using biotechnology based solutions. These results mean that parents and their children may enjoy cleaner water, air and soil sooner rather than later and corporations, governmental entities and taxpayers may be able to reduce the expense of environmental cleanup in the future.

The efforts to implement the new philosophy revolve around alternate technology validation, the politics of local jurisdictional and industry acceptance of alternative technology for soil and groundwater cleanup and money for financing the changeover logistics. By targeting key niche markets with high profit potential, low changeover costs and minimal political resistance, U.S. Microbics is becoming a revenue generating stage company in 2002 as measured by the $646,540 of contracts awarded in the first quarter of the new fiscal year. Work has commenced on one contract for $166,540 and performance bonds for contracts for contract awards totaling $480,000 are being sought. Implementation has now progressed from successful laboratory feasibility studies and customer field demonstration and completed projects to more complex contracts with state governments and private companies.

While these results are promising the Company's achievement of its objectives is highly dependent, among other factors, on its ability to raise the necessary capital to continue implementing its biotechnology solutions and obtaining performance bonds or letters of credits where required. The Company intends to raise additional working capital through the sale of common stock through its equity line, through private placements in its subsidiaries and through issuance of preferred stock or debt and through third party technology licensing arrangements for niche market or specific territory use. There can be no assurance that the Company will raise such capital on terms acceptable to the Company, if at all. The Company's failure to obtain adequate financing may jeopardize its existence. See "Liquidity and Capital Resources."


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

In May 2000 XyclonyX, at the request of its sole licensee of this technology Sub-Surface Waste Management completed a successful pilot program that demonstrated the efficiency of using its proprietary microbes, (in a formulation called MTBEctomy(TM)), to treat Methyl-Tertiary-Butyl-Ether (MTBE), a chemical compound used as a fuel additive in gasoline, which has caused widespread and serious contamination of the nation's drinking water supplies. Sub-Surface Waste Management's successful engineering implementation of the treatment protocol developed by XyclonyX could help reduce the danger that MTBE poses to human health.

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

In response to the growing concerns regarding MTBE and customer requests for a cost effective, environmentally friendly alternative for MTBE cleanup, the XyclonyX research team under direction and supervision of Sub-Surface Waste Management who secured groundwater samples from a confidential major west coast retailing petroleum company's Los Angeles area Terminal operations performed a pilot project on the client's MTBE contaminated water, fine tuning the recipe of microbes required to treat the MTBE. The sample consisted of MTBE, Benzene, Toluene, Ethylbenzene, and Xylene (BTEX), and gasoline with concentrations over 10,000 parts per billion. Within five days after initial microbial treatment, non-detect (ND) levels were validated by an independent, state-certified lab.

The excellent results achieved by the research team are directly applicable Sub-Surface Waste Management below ground cleanup of MTBE contaminated soil and groundwater through injection of microbes and above-ground applications where contaminated soil is processed through U.S. Microbics' patented Bio-Raptor(TM) treatment system as well as in the patent pending bioreactivation of granular activated carbon filtration media precluding the need for off-site thermal reactivation treatment.

XyclonyX has recently filed a patent application for the "Treatment of Contaminated Activated Charcoal" with the United States Patent Office authored by this breakthrough technology lead developer Behzad Mirzayi, MS, P.E. Chief Engineer of Sub-Surface Waste Management. The new invention relates to the treatment of carbon filtration systems and the use of micro-organisms for removal of contaminating hydrocarbons from such systems. The patent application follows from development sponsored and directed by Sub-Surface Waste Management in successful field trials using the BAC(TM) and Bio-GAC(TM) bioreactivation treatment systems to on-site "bio-recycle" spent granular activated carbon at Petroleum Refineries, Petro-chemical Facilities, Manufacturing Facilities and large Superfund Project cleanups.

The BAC(TM) and Bio-GAC(TM) system was developed in response to industry demand for an economical alternative to offsite regeneration of spent carbon. Not only is offsite regeneration expensive, it is time consuming, ties up additional carbon inventory, and only 50 to 75% of the original carbon is returned from the regeneration process. With the BAC(TM) system, costs for regeneration are typically 50% less than offsite regeneration and nearly 100% of the carbon can be regenerated to near virgin carbon standards. Bio-GAC(TM) is a new breakthrough technology that can extend the life of "on-line" pump and treat systems to eliminate such compounds as MTBE and other hydrocarbons from soil and groundwater cleanups at retail service station sites nationwide. The typical industries with direct potential beneficial use include:

    o    Local Potable water treatment companies, boards and districts
    o Oil and Gas production, transportation, pipeline, bulking, refining, distribution, retail and gas stations
    o Commercial and industrial facilities with waste water production and/or permit requirements to treat facility discharges
    o    Chemical and petrochemical facilities
    o    Groundwater remediation sites

XyclonyX sole licensee of this technology, Sub-Surface Waste Management plans to capitalize on its patent and patent-pending technology by forming strategic alliances and joint ventures with well-established leaders in the environmental industry. Continued revenue streams are expected through licensing of the technology with upfront fees, ongoing royalties, professional services billings and microbial blend sales.

In October 2001 XyclonyX's bioaugmented granular activated carbon or Bio-GAC(TM) was nominated for the UCSD Connect "2001 Most Innovative New Product Award". Bio-GAC(TM) is a new breakthrough technology used to extend the life of in-service carbon filtration systems to eliminate such compounds as MTBE and other hydrocarbons in groundwater cleanup at retail service station sites nationwide.


                   SUB SURFACE WASTE MANAGEMENT, INC. (SSWM)

SSWM is an environmental engineering solutions company using biotechnology to clean up toxic waste better-faster-cheaper, and more profitably, than conventional technology. The company competes by doing what the competition doesn't! It eliminates the source of the contamination problem, works on a Pay-for-Performance basis, and typically saves its customers 30 to 50% of the cost and time to cleanup their mess.

To date SSWM has received $5MM from its parent company, U.S. Microbics. These funds have been used for contract completion as well as identifying specific niche markets, new business development, developing new application techniques for bioremediation and procuring engineering resources. During their fiscal year first quarter ending 12/31/01, SSWM was awarded cleanup contracts of $646,540. Typical contracts range from 4 to 18 months duration and the company receives payments as performance milestones are met. Projected contract revenue for the 12 months after projected successful completion of their $5,000,000 financing is from $12,000,000 to $18,000,000. Over the past twelve months, 162 requests for proposals were generated and 12 have resulted in work in progress or completions
- an award rate higher than the industry average.

SSWM management collectively has over 75 years of toxic waste cleanup and project management experience and has been together as a team for over nine years. At previous companies this team of professionals achieved annual revenue rates exceeding $30MM and have also worked on projects over $100MM for several of the major environmental consulting firms. The Company has three offices nationwide, with employees holding advanced degreed engineers as well as a registered geologist. They also utilize the business experience and administration services of their parent company, U.S. Microbics.

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

Any innovative technology validation effort takes time and resources. With this innovative biotechnology solution SSWM has achieved MTBE demonstration cleanups in less than 30 days compared to typical industry results of over one year. SSWM reduced dry-cleaning solvents to regulatory levels in six months compared to years with little concentration change using conventional technology. SSWM has also been able to reactivate spent carbon in less than a week to near virgin levels, a first in the industry.

During 2001 SSWM performed demonstrations of the technology for confidential Fortune 100 companies. SSWM believes those demonstrations will lead the adoption of the new paradigm and the use of biotechnology solutions as an industry standard for MTBE cleanup, dry cleaning fluid cleanup and carbon reactivation. SSWM estimates the products and services sold into these markets to be greater than $10 billion per year and SSWM is positioning itself to be a major technology provider in this arena.

Much of the business development efforts in 2001 were dedicated to identifying the market niches and products to serve them. SSWM considers its successful field demonstrations and third party verification as validation of the technology and is now ready for rollout in 2002 with additional financing which is underway. After eighteen months the SSWM engineering group and technical support staff and XyclonyX microbiologists have developed "better-faster-cheaper" products, which comprise the BAC(TM) and Bio-GAC(TM) product line. SSWM expects a bright future for this product line and its contribution to bottom line profits.

SSWM plans to expand its revenue base subject to successful negotiations by acquiring regional engineering service firms with existing revenue totaling $10 to $25MM. SSWM plans on spending $1-$2MM for its first acquisition which will expand the engineering services capability, the revenue base and geographical market area. At that point, SSWM biotechnology solutions will then enhance profitability by introducing improved solutions that will reduce project cost and time and increase profitability. SSWM could realize breakeven within 12 to 18 months and profitability after 18 months of closing its current financing efforts.



RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2001.

The Company had revenues of $73,387 during the six months ended March 31, 2002, as compared to $98,341 of revenues for the same period in fiscal 2001. Revenues for the six months ended March 31, 2001 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for an oil company and sales of microbial blends for grease trap remediation.

Selling, general and administrative ("SG&A") expenses for first two quarters of fiscal year 2002 totaled $1,466,515 compared to $1,547,783 for the same period in fiscal year 2001. SG&A expenses for the first two quarters of fiscal year 2002 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses.

The Company incurred a net loss of $(1,544,931) and had negative cash flows from operations of $(870,229) for the six months ended March 31, 2002 compared to a net loss of $(1,573,234) and negative cash flows from operations of $(724,864) for the six months ended March 31, 2001. Basic and diluted net loss per share was $(.06) for the six months ended March 31, 2002 compared to $(.13) for the six months ended March 31, 2001. The decrease was due to the increase in weighted average shares outstanding of 23,836,997 for the six months ended March 31, 2002 compared to 11,954,007 for the corresponding six months ended March 31, 2001.

Although the Company is expecting to increase revenues during the last half of fiscal 2002, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up-to an additional $5,000,000 from private placements during the second and third quarters of fiscal 2002. The funds are targeted to expand the fermentation manufacturing operation and the staffing of sales subsidiaries. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash and cash equivalents totaled $ 22,411 and $50,600 at March 31, 2002 and September 30, 2001, respectively. Net cash used in operations was $870,229 for the six months ended March 31, 2002, compared to $724,864 for the comparable period in fiscal 2001.

During the six months ended March 31, 2002, the Company raised $357,625 net of placement fees of approximately $32,400, from private placements through the Swartz Equity Line. As of March 31, 2002, the Company has negative working capital of $1,353,773 as compared to negative working capital of $1,527,034 as of March 31, 2001, an improvement of $173,261. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to March 31, 2002 the Company has borrowed from related parties $50,000, net of loan fees. The Company believes that cash generated from anticipated private placements and projected revenues during the third and fourth quarters of fiscal 2002 will enable it to fulfill cash needs through fiscal 2003.

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

During the quarter ended March 31, 2002, the Company elected to make sales of stock to Swartz. In total, 937,500 shares of common stock and warrants to purchase 140,625 shares of common stock at prices ranging from $.09 to $.25 per share were issued. Net proceeds to the Company were $151,625.

On April 18, 2002, the Board of Directors authorized the Company to amend its Articles of Incorporation to issue a new class of stock designated as Series E Preferred Stock. The new Series Preferred Stock has a par value of $.10 and is convertible into common stock one year after purchase at the rate of 500 shares of common stock for each share of Series E Preferred Stock. Fifty thousand shares of Series E Preferred stock have been authorized. The company may at any time beginning one year after issuance but not later than three years after issuance, call for redemption the stock from the holder for one hundred fifty
(150) per cent to two hundred fifty (250) percent of the original purchase price paid, depending on the length of time the Stock is held. The Company will pay a cumulative dividend at the rate of 10% per annum to the holders of Series E Preferred Stock based on the price paid. The first dividend is to be paid at the end of the first calendar quarter following a three month holding period by the purchaser. Subsequent to March 31, 2002, the Company realized net proceeds from the sale of 632.455 shares of Series E Preferred stock for proceeds of $50,000 net of placement fees.

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

During the last half of fiscal 2002, the Company projects expenditures for plant and equipment of approximately $400,000 and research and development costs of less than $250,000, assuming the Company raises the needed capital. Research and development costs will be associated primarily with for specific engineered field applications. The Company also plans to increase its number of employees to approximately 30 by the end of fiscal year 2002.

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

Since September 1998, the Company has raised approximately $13,000,000 principally through private placements of equity securities and debt. Subsequent to March 31, 2002 the Company has borrowed from related parties $50,000. The Company believes that it can generate sufficient cash through sources listed above to continue its operations through September 30, 2002, and anticipates that cash generated from planned private placements and projected revenues during the next two quarters of fiscal 2002 will enable it to fulfill cash needs through fiscal 2003 operations.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount of $88,864, including attorneys' fees. The Company was served with the lawsuit on January 7, 2002. The Company filed a response on February 5, 2002, alleging among other things that the billings by the law firm were excessive. The Company is currently in negotiations with the law firm to settle the suit.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In addition to the 937,500 shares issued to Swartz, to conserve cash, through May 10, 2002, the Company pursuant to an S-8 filing has issued 1,517,959 shares of common stock to employees in lieu of payroll and 560,367 shares to consultants for services performed for the Company. Additionally, 3,787,754 shares of common stock were issued to officers in repayment of notes payable totaling $371,200. An additional 1,003,667 shares of common stock were issued to holders of 10,037 shares of Series C and D Preferred Stock which were converted into common stock. Another 1,525,452 shares were issued to holders of notes payable and 100,000 shares were issued to compensate a shareholder who provided a letter of credit in lieu of a performance bond on a contract of wholly-subsidiary Sub Surface Waste Management.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None


ITEM 5. OTHER INFORMATION.

SUBSEQUENT EVENTS:

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to March 31, 2002 the Company has borrowed $50,000 from related parties.

On April 18, 2002, the Board of Directors authorized the Company to amend its Articles of Incorporation to issue a new class of stock designated as Series E Preferred Stock. The new Series Preferred Stock has a par value of $.10 and is convertible into common stock one year after purchase at the rate of 500 shares of common stock for each share of Series E Preferred Stock. Fifty thousand shares of Series E Preferred stock have been authorized. The Company may at any time beginning one year after issuance but not later than three years after issuance, call for redemption the stock from the holder for one hundred fifty
(150) per cent or two hundred fifty (250) percent of the original purchase price paid, depending on the length of time the Stock is held. The Company will pay a cumulative dividend at the rate of 10% per annum to the holders of Series E Preferred Stock based on the price paid. The first dividend is to be paid at the end of the first calendar quarter following a three month holding period by the purchaser. Subsequent to March 31, 2002, the Company realized net proceeds from the sale of 632.455 shares of Series E Preferred stock for proceeds of $50,000 net of placement fees.

On April 25, 2002, Sub Surface Waste Management, Inc. (SSWM), a wholly owned subsidiary, entered into a Know-How & License Agreement with MFG, Inc., a Tetra Tech Company, located in Irvine California. MFG Inc. and its parent, Tetra Tech Company (NASDAQ NM:TTEK) is a national environmental engineering firm who will market Bio-GACTM and BACTM bio-reactivation carbon recycling system throughout the U.S. and Mexico . It is anticipated that this Licensing Agreement will provide immediate market visibility and distribution of the technology through a leading resource management consultant and technical services provider with access to both private and public sector clients.

In April, SSWM began installing its soil and groundwater cleanup system at the Little Country Chevron site in South Carolina. The contract of $166,540 was awarded in late 2001 by the South Carolina Department of Health & Environmental Control under the State's on-going Underground Storage Tank rehabilitation program. SSWM will employ its U.S. patented treatment system for the clean up of hydrocarbon-based materials "in-situ" or under the ground.

In early May of 2002, SSWM received confirmation from the State of California that its bio-reactivation recycling technology for activated carbon filtration media, when used by a fully permitted facility, is exempt from permitting under California's Hazardous Waste Control Law. This exemption opens the door for use of the technology by the Petroleum, Chemical, Manufacturing, Pharmaceutical and Environmental Cleanup Industry who have been hesitant to incorporate new technology which could require extensive and expensive modifications to existing permit conditions.

In connection with the Little Country Chevron contract award, a shareholder of U.S. Microbics, Inc., provided an Irrevocable Letter of Credit ("IRC") in the amount of $166,540 in favor of the State of South Carolina, in lieu of a SSWM posting a performance bond. The shareholder was issued 100,000 shares of restricted common stock as a fee for providing the IRC and also holds 10,000 shares of Series D Preferred Stock as collateral for the IRC during the contract period. In the event that SSWM fails to successfully complete this contract, the shareholder can convert the 10,000 shares of Series D Preferred stock held into 1,000,000 shares of common stock.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The Company filed a Current Report on Form 8-K on March 21, 2002 engaging Singer Lewak Greenbaum & Goldstein LLP as its independent certifying accountant effective March 20, 2002 dismissing Bradshaw, Smith & Co. LLP its prior independent certifying accountant, as of the same date. The change in independent certifying accountant was approved by the Board of Directors of Registrant on March 20, 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                                  U.S. MICROBICS, INC.


Date: May 20, 2002                    By:  /s/ Robert C. Brehm
                                         ---------------------------------------
                                         Robert C. Brehm, President and
                                         Chief Executive Officer

                                      By:  /s/ Conrad Nagel
                                         ---------------------------------------
                                         Conrad Nagel, Chief  Financial Officer