Form 10QSB
period 2002-06-30
US MICROBICS INC
filed 2002-08-19
CIK 774454

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

      For the quarter ended June 30, 2002

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes |X| No |_|

         Common Stock, $0.0001 par value per share - 42,797,481 shares outstanding as of August 15, 2002

         Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one):  Yes | |   No |X|

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                     U.S. MICROBICS INC., AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                              AS OF               AS OF
                                                                                             JUNE 30,          SEPTEMBER 30,
                                                                                               2002               2001
ASSETS                                                                                      (Unaudited)         (Audited)
                                                                                           -------------      -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                             $     42,346       $     50,600
     Accounts receivable                                                                          5,396             22,100
     Costs and estimated profit in excess billings                                              108,410                 --
     Prepaid expenses and other assets                                                           60,744             19,900
     Inventories (Note 3)                                                                        24,888             24,900
                                                                                           -------------      -------------
          Total current assets                                                                  241,784            117,500
PROPERTY AND EQUIPMENT, NET                                                                     149,452            235,800
DEPOSITS AND PLEDGED ASSET (NOTE 5)                                                             212,990             28,700
                                                                                           -------------      -------------
          Total assets                                                                     $    604,226       $    382,000
                                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                 $  1,406,606       $  1,196,700
     Current portion of capital lease obligation                                                     --                900
     Notes payable, related parties                                                             188,890            253,100
                                                                                           -------------      -------------
          Total current liabilities                                                           1,595,496          1,450,700


COMMITMENTS AND CONTINGENCIES (NOTE 5)                                                               --                 --

STOCKHOLDERS' DEFICIT :
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 6,708 and 6,708 shares issued
               and outstanding; aggregate liquidation preference of $6,708 and $6,708               671                700
          Series B; 500,000 shares authorized; 5,522 and 5,522 shares issued
               and outstanding; aggregate liquidation preference of $5,522 and $5,522               552                600
          Series C; 50,000 shares authorized; 30,711 and 45,563 shares issued and outstanding; aggregate liquidation preference of $3,071,100
               and $4,556,300                                                                     3,071              4,600
          Series D; 50,000 shares authorized; 5,000 and 5,400 shares issued and
               outstanding; no liquidation preference                                                50                500
          Series E; 50,000 shares authorized; 696 and 0 shares issued and
               outstanding; no liquidation preference                                                70                 --
                                                                                           -------------      -------------
                                                                                                  4,414              6,400
     Common stock; $.0001 par value; 150,000,000 shares authorized;
          38,116,016 and 19,557,231 shares issued and outstanding                                 3,812              2,000
     Additional paid-in capital                                                              18,695,251         15,375,800
     Stock options and warrants                                                               1,136,071            943,200
     Treasury stock                                                                            (117,400)          (117,400)
     Stock subscriptions notes receivable                                                    (4,758,751)        (3,965,000)
       Deferred equity issuance costs                                                          (595,000)          (595,000)
     Accumulated deficit                                                                    (15,359,667)       (12,718,700)
                                                                                           -------------      -------------
          Total stockholders' deficit                                                          (991,270)        (1,068,700)
                                                                                           -------------      -------------
          Total liabilities and stockholders' deficit                                      $    604,226       $    382,000
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


                                     U.S. MICROBICS INC., AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                           FOR THE NINE                        FOR THE THREE
                                                       MONTHS ENDED JUNE 30,                MONTHS ENDED JUNE 30,
                                                       ---------------------                ---------------------
                                                       2002               2001              2002                2001
                                                       ----               ----              ----                ----
Revenues                                          $    152,883       $    141,971       $     79,496       $     43,630
Cost of revenues                                       137,970            160,077             77,505             52,648
                                                  -------------      -------------      -------------      -------------

Gross (loss) profit                                     14,913            (18,106)             1,991             (9,018)

Selling, general and administrative expenses         2,436,515          2,719,314            970,000          1,171,531
                                                  -------------      -------------      -------------      -------------

Loss from operations                                (2,421,602)        (2,737,420)          (968,009)        (1,180,549)

Other income (expense):

Interest income                                             16                228                 16                 --

Interest expense                                      (137,864)           (48,552)           (46,526)           (31,961)

Conversion benefit expense                             (81,500)                --            (81,500)                --
                                                  -------------      -------------      -------------      -------------

Net loss                                          $ (2,640,950)      $ (2,785,744)      $ (1,096,019)      $ (1,212,510)
                                                  =============      =============      =============      =============

Net loss per common share (basic and diluted
  (Note 4):                                       $       (.10)      $       (.23)      $       (.04)      $       (.09)

Weighted average common shares outstanding          26,694,164         12,299,445         26,694,164         12,990,320


                                The notes to consolidated condensed financial
                             statements are an integral part of these statements.


                                U.S. MICROBICS INC., AND SUBSIDIARIES

                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                            FOR THE NINE
                                                                         MONTHS ENDED JUNE 30,
                                                                         ---------------------
                                                                        2002              2001
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(2,640,950)      $(2,785,744)
   Adjustment to reconcile net loss to cash used in
        Operating activities:
   Depreciation                                                          39,768            41,957
   Loss on sale of asset                                                  4,833                --
   Stock, stock options, and warrants in exchange for services          579,834         1,292,129
   Decrease (increase) in:
          Accounts receivable                                            16,704           (41,135)
          Costs and estimated profit in excess of billings             (225,134)               --
          Prepaid expense, deposits and other                           (40,844)           16,775
          Inventory                                                          12            (6,085)
   Increase (decrease) in:
          Accounts payable and accrued expenses                         757,695          235,537
                                                                    ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                (1,576,148)       (1,246,566)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (3,285)               --
   Proceeds from sale of property and equipment                          45,000                --
                                                                    ------------      ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                41,715                --
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock and stock options in private
         Placements                                                      50,000           561,650
   Issuance of stock and stock warrants through equity line             940,089                --
   Loans from related parties                                           661,490           527,064
   Repayment of notes payables ($59,500 from related parties)          (124,500)               --
   Repayment long-term portion of lease contract                           (900)           (4,012)
                                                                    ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,526,179         1,084,702
                                                                    ------------      ------------

DECREASE IN CASH                                                         (8,254)         (161,864)
CASH AT BEGINNING OF PERIOD                                              50,600           162,900
                                                                    ------------      ------------
CASH AT END OF PERIOD                                               $    42,346       $     1,036
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

                      U.S. MICROBICS INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)


                                                              FOR THE NINE
                                                          MONTHS ENDED JUNE 30,
                                                          ---------------------
                                                          2002            2001
                                                          ----            ----
Supplemental disclosures of non-cash
    Investing and financing activities:

Note payable converted to common stock                 $   601,200   $        --

Accounts payable converted to common stock             $   369,029   $        --

Preferred stock issued for note receivable             $        --   $    50,000

Common stock issued in exchange for services           $        --   $   241,348

Common stock options exercised in settlement of
accrued expenses                                       $        --   $    54,690

Cash paid for:
    Interest                                           $        --   $     2,639
    Income taxes                                       $        --   $        --
    Payroll converted to common stock                  $   129,440   $        --
    Interest converted to common stock                 $    54,320   $        --
    Note receivable issued in exchange
        for exercise of stock options                  $   793,750   $        --

                  The notes to consolidated condensed financial
              statements are an integral part of these statements.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)



1.       BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited consolidated condensed financial statements of U.S. Microbics, Inc. and Subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The company suggests that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended September 30, 2001.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at June 30, 2002 and the results of its operations and its cash flows for the periods presented.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant recurring losses from operations and has a net stockholders' deficit at June 30, 2002. Additionally, the Company has significant delinquent payroll tax liabilities and the Internal Revenue Service has issued intent to levy asset notifications. These conditions raise substantial doubt about its ability to continue as a going concern.

Our auditors have included an explanatory paragraph relating to our ability to continue as a going concern as of fiscal year ended September 30, 2001, in their Report of Certified Public Accountants included in our audited financial statements contained in our Form 10-KSB. For the year ended September 30, 2001, we incurred a net loss of $3,527,700, negative cashflows from operations of $1,629,900. The auditors considered that these factors raise substantial doubt about our ability to continue as a going concern.

2.       ORGANIZATION AND RISKS AND UNCERTAINTIES

ORGANIZATION

U.S. Microbics, Inc. was organized December 7, 1984 under the laws of the State of Colorado as a Venture Funding Corporation. The Company amended its Articles of Incorporation in June 1993 changing its name to Global Venture Funding, Inc. The Company amended its Articles of Incorporation in May 1998 changing its name to U.S. Microbics, Inc. The Company has been engaged in a variety of operations since inception.

During August 1997, the Company acquired the assets of Xyclonyx, a privately held company founded to develop, apply and license patented toxic and hazardous waste treatment and recovery processes as well as to license and apply microbially enhanced oil recovery technologies and products.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)



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

On June 7, 2002, the Company formed three 100% owned subsidiaries which were incorporated in the State of Nevada. The three Companies, USM Capital Group, Inc., USM Resources Development and USM Technologies Holding were formed to merge with other corporations and "spin-off" a portion of the stock received in the mergers to U.S. Microbics, Inc., shareholders as a dividend. USM Capital Group Inc. will be remain a controlled subsidiary functioning as a holding company for the stock retained in the merger "spin-off" process.

RISKS AND UNCERTAINTIES

For the nine months ended June 30, 2002 the Company has generated revenues of $152,883. During this same period, the Company incurred a net loss of $2,640,950 and had negative cash flows from operations of $1,576,148. As of June 30, 2002, the Company has an accumulated deficit of $15,359,667. The Company had revenue of $50,700 during the fiscal year ended September 30, 2001, and $18,900 during the fiscal year ended September 30, 2000,and $66,900 during the fiscal year ended September 30, 1999, and no revenues during the fiscal years ended September 30, 1998 and 1997. The Company incurred net losses of $3,527,700 in fiscal 2001, and $2,550,900 in fiscal 2000, $2,932,500 in fiscal 1999 and
$1,411,800 in fiscal 1998.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)



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

Subsequent to June 30, 2002, the Company has raised approximately $286,000 in which $70,000 was from account receivable collection, $110,000 from Swartz Equity Line, and $106,000 from sales of Restricted Common Stock.


3.       INVENTORIES:

Inventories consist of the following:

                                                            JUNE 30,
                                                              2002
                                                         ----------------
       Raw materials and supplies                        $         24,888
       Finished goods                                                 --
                                                         ----------------
                                                         $        24,888
                                                         ================


4.       NET LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting period. During the nine months ended June 30, 2002 and 2001, common stock equivalents are not considered because they would be anti-dilutive.


5.       COMMITMENTS AND CONTINGENCIES

Litigation:

In December, 1999, the Company was served with a lawsuit by one of its suppliers for nonpayment of various purchases. As of August 15, 2002, the supplier has not pursued their lawsuit.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)



5.       COMMITMENTS AND CONTINGENCIES (CONTINUED):

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount of $93,323, including attorneys' fees and interest. The Company was served with the lawsuit on January 7, 2002. The Company filed a response on February 5, 2002, alleging among other things that the billings by the law firm were excessive. In June, 2002, the Company reached a settlement agreement with and paid the law firm $25,000 as payment in full. The lawsuit is terminated. In connection with the negotiated settlement the Company agreed to pay a consultant $13,665 in fees.

On June 12, 2002, the Company was served with a lawsuit by a newswire service in the amount of $7,195 for unpaid services. The Company is currently negotiating with the plaintiff and has tentatively reached a settlement agreement whereby the Company would pay approximately 90% of the amount owed by the end of August, 2002.


Purchase commitment:

During the year ended September 30, 1999, the Company entered into an agreement with suppliers to purchase certain inventories at a total cost of $194,000. The Company made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the purchase agreement. As of August 15, 2002, the supplier has not pursued their lawsuit.

Asset pledged:

In May, 2002, Sub Surface Waste Management Inc., a wholly-owned subsidiary of the Company, pledged a Certificate of Deposit in the amount of $184,211 to Community National Bank as collateral for a Letter of Credit in the amount of $175,000, issued by the Bank to the state of South Caroline in lieu of a contract performance bond. Sub Surface Waste Management Inc., was the successful bidder on a remediation contract with the state of South Carolina, Department of Health and Environmental Control, for the remediation of hydrocarbon contaminated soil and groundwater at the Off Ramp # 83 site. The terms of the contract required the posting of a either performance bond or letter of credit.


6.       EQUITY TRANSACTIONS

During the nine months ended June 30, 2002, the Company received cash proceeds, net of offering costs of $37,000, totaling $977,089 pursuant to a private placement offering through the Swartz Equity Line.

During the three months ended June 30, 2002, the Company issued 632 shares of convertible preferred stock series A in exchange for gross cash proceeds of $50,000.

During the three months ended June 30, 2002, the Company issued 3,050,867 shares of common stock in exchange for cash proceeds of $582,463 pursuant to a private placement offering through the Swartz Equity Line.

During the three months ended June 30, 2002, the Company converted $129,440 of accrued payroll into 658,801 shares of common stock.

During the three months ended June 30, 2002, the Company converted $54,320 of accrued interest into 250,000 shares of common stock.

During the three months ended June 30, 2002, the Company converted $55,000 of notes payable into 362,825 shares of common stock.

During the three months ended June 30, 2002, the Company converted 10,220 shares of preferred stock Series C into 1,022,000 shares of common stock.

During the three months ended June 30, 2002, the Company converted issued 1,190,832 shares of common stock in exchange for services rendered of $267,963, which represents the fair market value of the services rendered or the common stock issued, which ever is more readily determinable.

During the three months ended June 30, 2002, the Company allowed employees to exercise 1,575,000 of their stock options in exchange for note receivables totaling $793,750. The note receivable is netted against equity. In addition, the note receivable is secured by the stock.

7.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2002, consist of the following.

           Accounts payable                                        $   340,250
           Accrued payroll taxes                                     1,023,687
           Other                                                        42,669
                                                                   ------------
               Total accounts payable and accrued expenses         $ 1,406,606
                                                                   ============

The Company is delinquent in paying payroll taxes, which is approximately $1,020,000 at June 30, 2002. The Company has received notifications from the Internal Revenue Service (IRS) that they intend to levy certain assets of the Company. In July, 2002, the Company was notified that the Employment Development Department (EDD) of the state of California had levied the assets of the Company in the amount of $82,150. Since the levy, the Company has paid the EDD $34,519 and is in the process of negotiating an installment agreement over a 12 month period for the remaining balance. Since June 30, 2002, the Company has paid the IRS $50,000 in back payroll taxes under an informal payment arrangement. The Company is making timely payroll tax deposits relating to its current payroll.

8.       RECENTLY ISSUED ACCOUNTING POLICES

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquistion Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This statement is not applicable to the Company.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other intangible Assets." this statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and superseded APB Opinion No. 17, "Intangible Assets," It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. This statement is not applicable to the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business and amends Accounting Research
Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraodinary item, net of related income tax effects. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded, SFAS No. 44 has been rescinded as it is no longer necessary, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existig pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EIFT Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

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

The efforts to implement the new philosophy revolve around alternate technology validation, the politics of local jurisdictional and industry acceptance of alternative technology for soil and groundwater cleanup and money for financing the changeover logistics. By targeting key niche markets with high profit potential, low changeover costs and minimal political resistance, U.S. Microbics is becoming a revenue generating stage company in 2002 as measured by the $815,540 of contracts awarded in the first three quarters the fiscal year. Work has commenced on two contracts for $471,540 and performance bonds for contracts for contract awards totaling $169,000 are being sought. Implementation has now progressed from successful laboratory feasibility studies and customer field demonstration and completed projects to more complex contracts with state governments and private companies.

While these results are promising the Company's achievement of its objectives is highly dependent, among other factors, on its ability to raise the necessary capital to continue implementing its biotechnology solutions and obtaining performance bonds or letters of credits where required. The Company intends to raise additional working capital through the sale of common stock through its equity line, through private placements in its subsidiaries, through issuance of preferred stock or debt, through third party technology licensing arrangements for niche market or specific territory use, and through the sale of assets consisting of stock in merger/spin-off companies. There can be no assurance that the Company will raise such capital on terms acceptable to the Company, if at all. The Company's failure to obtain adequate financing may jeopardize its existence. See "Liquidity and Capital Resources."

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

In June of 2002, BUGS initiated an aggressive strategy of mergers/spin-offs with environmentally oriented companies, whereby BUGS is using its dormant and newly formed subsidiaries as a vehicle to provide new, high growth potential companies access to public capital markets. BUGS, through its subsidiary, USM Capital Group, Inc., will retain an equity interest in the new public companies and also pay a dividend in stock to the shareholders of BUGS of stock in these new entities. This strategy could provide the following benefits: 1) significant increase in assets in the BUGS balance sheet based on the value of the stock in the new public entities ; 2): potential for cash liquidity from the sale of stock in these public companies 3) dividends in stock of public companies to BUGS shareholders and 4) new spheres of business for BUGS resulting from relationships with these new environmentally oriented companies.

In connection with its merger/spin-off strategy the Company has entered into two merger agreements as follows:

   CAPITAL GROUP HOLDING INC. (CGHI)

         In June, 2002, BUGS entered into a Plan of Merger with CGHI whereby shareholders of CGHI will transfer 100% of their common stock holdings to a dormant subsidiary of BUGS in exchange for 88% of the outstanding shares of the subsidiary immediately after the transactions is completed. The Bugs subsidiary will change its name to Capital Group Holdings Inc. BUGS will then own 12% of the outstanding stock of CGHI. On June 14, 2002, the Board of Directors of U.S. Microbics, Inc. announced that it will pay a dividend in stock to its shareholders of some of its holdings in CGHI on the basis of one share of CGHI for every 18 shares of BUGS common stock held on the record date of July 3, 2002. The dividend distribution will be made to BUGS shareholders after the registration statement for CGHI is filed with the United States Securities and Exchange Commission has become effective. The shares received in the dividend will be freely tradable shares of common stock of CGHI.

   MAJESTIC SATE-T-PRODUCTS, LTD (MSPL)

         Also in June, 2002, BUGS entered into a Plan of Merger with MSPL whereby shareholders of MSPL will transfer 100% of their common stock holdings to a another dormant subsidiary of BUGS in exchange for 70% of the outstanding shares of the subsidiary immediately after the transactions is completed. The BUGS subsidiary will change its name to Majestic Sate-T-Products, Ltd. BUGS will then own 30% of the outstanding stock of MSPL . On August 13, 2002, the Board of Directors of U.S. Microbics, Inc. announced that it will pay a dividend in stock to its shareholders of some of its holdings in MSPL on the basis of one share of MSPL for every 8 shares of BUGS common stock held on the record date of August 30, 2002. The dividend distribution will be made to BUGS shareholders after the registration statement for MSPL is filed with the United States Securities and Exchange Commission has become effective. The shares received in the dividend will be freely tradable shares of common stock of MSPL. .


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

To date SSWM has received $5MM from its parent company, U.S. Microbics. These funds have been used for contract completion as well as identifying specific niche markets, new business development, developing new application techniques for bioremediation and procuring engineering resources. During their fiscal year third quarter ended 06/30/02, SSWM was awarded cleanup contracts of $815,540. Typical contracts range from 4 to 18 months duration and the company receives payments as performance milestones are met. Projected contract revenue for the 12 months after projected successful completion of their $5,000,000 financing is from $12,000,000 to $18,000,000. Over the past twelve months, 162 requests for proposals were generated and 12 have resulted in work in progress or completions
- an award rate higher than the industry average.

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

SSWM plans to expand its revenue base by licensing it technology, know how and patents to third party environmental cleanup contractors on a world-wide basis.. At that point, SSWM biotechnology solutions can enhance the profitability of licensee projects by introducing improved solutions that will reduce project cost and time and increase profitability. SSWM could realize breakeven within 12 to 18 months and profitability after 18 months of closing its current financing efforts.

SSWM HAS LICENSED IT'S BIOREACTIVATED CARBON TREATMENT PROCESS TO A SUBSIDIARY OF TETRA TECH, INC. FOR USE IN THE UNITED STATES AND MEXICO.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2001.

The Company had revenues of $152,883 during the nine months ended June 30, 2002, as compared to $141,971 of revenues for the same period in fiscal 2001. Revenues for the nine months ended June 30, 2001 consisted primarily of bio-remediation of hydro-carbons in contaminated soil for an oil company and sales of microbial blends for grease trap remediation.

Selling, general and administrative ("SG&A") expenses for first three quarters of fiscal year 2002 totaled $2,436,515 compared to $2,719,314 for the same period in fiscal year 2001. SG&A expenses for the first two quarters of fiscal year 2002 consisted of occupancy, payroll, accounting, legal, consulting, and public relations expenses.

The Company incurred a net loss of $(2,640,950) and had negative cash flows from operations of $(1,576,148) for the nine months ended June 30, 2002 compared to a net loss of $(2,785,744) and negative cash flows from operations of $(1,246,566) for the nine months ended June 30, 2001. Basic and diluted net loss per share was $(.10) for the nine months ended June 30, 2002 compared to $(.23) for the nine months ended June 30, 2001. The decrease was due to the increase in weighted average shares outstanding of 26,694,164 for the nine months ended June 30, 2002 compared to 12,299,445 for the corresponding nine months ended June 30, 2001.

Although the Company is expecting to increase revenues during the last half of fiscal 2002, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up-to an additional $5,000,000 from private placements during the fourth quarter of fiscal 2002 and first quarter of FY 2003. The funds are targeted to expand the fermentation manufacturing operation and the staffing of sales subsidiaries. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

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

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

Cash and cash equivalents totaled $ 42,346 and $50,600 at June 30, 2002 and September 30, 2001, respectively. Net cash used in operations was $1,576,148 for the nine months ended June 30, 2002, compared to $1,246,566 for the comparable period in fiscal 2001.

During the nine months ended June 30, 2002, the Company raised $940,089 net of placement fees of approximately $37,000, from private placements through the Swartz Equity Line, and $50,000 from sale of Series E Preferred Stock. As of June 30, 2002, the Company has negative working capital of $1,353,712 as compared to negative working capital of $1,617,528 as of June 30, 2001, an improvement of $263,816. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to June 30, 2002 the Company has raised approximately $286,000 of which $70,000 was from account receivable collection, $110,000 from Swartz Equity Line, and $106,000 from sales of restricted Common Stock. The Company believes that cash generated from anticipated private placements and projected revenues during the fourth quarter of fiscal 2002 will enable it to fulfill cash needs through fiscal 2003.

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

During the quarter ended June 30, 2002, the Company elected to make sales of stock to Swartz. In total, 3,050,867 shares of common stock and warrants to purchase 457,630 shares of common stock at prices ranging from $.09 to $.31 per share were issued. Net proceeds to the Company were $577,964.

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

During the last quarter of fiscal 2002, the Company projects expenditures for plant and equipment of approximately $100,000 and research and development costs of less than $100,000, assuming the Company raises the needed capital. Research and development costs will be associated primarily with for specific engineered field applications. The Company also plans to increase its number of employees to approximately 20 by the end of fiscal year 2002.

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

Since September 1998, the Company has raised approximately $14,300,000 principally through private placements of equity securities and debt. The Company believes that it can generate sufficient cash through sources listed above to continue its operations through September 30, 2002, and anticipates that cash generated from planned private placements and projected revenues during the next two quarters of fiscal 2002 and fiscal 2003 will enable it to fulfill cash needs through fiscal 2003 operations.

In June of, 2002, the Company initiated an aggressive strategy of merger/spin-offs with new, high growth potential companies (See Overview - U.S. Microbics Inc. above for explanation). The Company anticipates that many of its future financing needs can be meet by selling some or all of its stock received from these transactions. The actual proceeds, if any, received from such sale of these securities will depend on their future market values at the time of sale.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In December, 1999, the Company was served with a lawsuit by one of its suppliers for nonpayment of various purchases. As of August 15, 2002, the supplier has not pursued their lawsuit.

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount of $93,323, including attorneys' fees and interest. The Company was served with the lawsuit on January 7, 2002. The Company filed a response on February 5, 2002, alleging among other things that the billings by the law firm were excessive. In June, 2002, the Company reached a settlement agreement with and paid the law firm $25,000 as payment in full. The lawsuit is terminated. In connection with the negotiated settlement the Company agreed to pay a consultant $13,665 in fees.

On June 12, 2002, the Company was served with a lawsuit by a newswire provider in the amount of $7,195 for unpaid services. The Company is currently negotiating with the plaintiff and has tentatively reached a settlement agreement whereby the Company would pay approximately 90% of the amount owed by the end of August, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In addition to the 3,870,204 shares issued to Swartz, to conserve cash, through July 23, 2002, the Company pursuant to an S-8 filing has issued 1,673,506 shares of common stock to employees in lieu of payroll and 2,339,323 shares to consultants for services performed for the Company. Additionally, 3,787,754 shares of common stock were issued to officers in repayment of notes payable totaling $371,200. An additional 1,003,667 shares of common stock were issued to holders of 10,037 shares of Series C and D Preferred Stock which were converted into common stock. Another 1,525,452 shares were issued to holders of notes payable and 100,000 shares were issued to compensate a shareholder who provided a letter of credit in lieu of a performance bond on a contract of wholly-subsidiary Sub Surface Waste Management.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .
         None

ITEM 5.  OTHER INFORMATION .

SUBSEQUENT EVENTS:

To date, the Company has financed its operations principally through private placements of equity securities and debt. Subsequent to June 30, 2002 the Company has raised approximately $286,000 in which $70,000 from account receivable collection, $110,000 from Swartz Equity Line, and $106,000 from sales of restricted Common Stock.

Subsequent to June 30, 2002, the Company has paid the Internal Revenue Service and the Employment Development Department of the state of California, $34,519 and $50,000 respectively on delinquent payroll tax liabilities.

In connection with its merger/spin-off strategy the Company has entered into two merger agreements as follows:

   CAPITAL GROUP HOLDING INC. (CGHI)

         In June, 2002, BUGS entered into a Plan of Merger with CGHI whereby shareholders of CGHI will transfer 100% of their common stock holdings to a dormant subsidiary of BUGS in exchange for 88% of the outstanding shares of the subsidiary immediately after the transactions is completed. The Bugs subsidiary will change its name to Capital Group Holdings Inc. BUGS will then own 12% of the outstanding stock of CGHI. On June 14, 2002, the Board of Directors of U.S. Microbics, Inc. announced that it will pay a dividend in stock to its shareholders of some of its holdings in CGHI on the basis of one share of CGHI for every 18 shares of BUGS common stock held on the record date of July 3, 2002. The dividend distribution will be made to BUGS shareholders after the registration statement of CGHI is filed with the United States Securities and Exchange Commission has become effective. The shares received in the dividend will be freely tradable shares of common stock of CGHI.

   MAJESTIC SATE-T-PRODUCTS, LTD (MSPL)

         Also in June, 2002, BUGS entered into a Plan of Merger with MSPL whereby shareholders of MSPL will transfer 100% of their common stock holdings to a another dormant subsidiary of BUGS in exchange for 70% of the outstanding shares of the subsidiary immediately after the transactions is completed. The BUGS subsidiary will change its name to Majestic Sate-T-Products, Ltd. BUGS will then own 30% of the outstanding stock of MSPL . On August 13, 2002, the Board of Directors of U.S. Microbics, Inc. announced that it will pay a dividend in stock to its shareholders of some of its holdings in MSPL on the basis of one share of MSPL for every 8 shares of BUGS common stock held on the record date of August 30, 2002.. The dividend distribution will be made to BUGS shareholders after the registration statement of MSPL is filed with the United States Securities and Exchange Commission has become effective. The shares received in the dividend will be freely tradable shares of common stock of MSPL.


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


                                           U.S. MICROBICS, INC.


Date: August 19, 2002           By:           /s/ Robert C. Brehm
                                   ---------------------------------------------
                                          Robert C. Brehm, President and
                                          Chief Executive Officer

                                By:          /s/ Conrad Nagel
                                   ---------------------------------------------
                                          Conrad Nagel, Chief Financial Officer