Form 10QSB/A
period 2002-06-30
US MICROBICS INC
filed 2002-09-06
CIK 774454

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                               Amendment No. 1 to
                                  FORM 10-QSB/A

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


                                U.S. MICROBICS INC., AND SUBSIDIARIES

                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                            FOR THE NINE
                                                                         MONTHS ENDED JUNE 30,
                                                                         ---------------------
                                                                        2002              2001
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(2,640,950)      $(2,785,744)
   Adjustment to reconcile net loss to cash used in
        Operating activities:
   Depreciation                                                          39,768            41,957
   Loss on sale of asset                                                  4,833                --
   Stock, stock options, and warrants in exchange for services          579,334         1,292,129
   Decrease (increase) in:
          Accounts receivable                                            16,704           (41,135)
          Costs and estimated profit in excess of billings             (108,410)               --
          Prepaid expense, deposits and other                          (225,134)           16,775
          Inventory                                                          12            (6,085)
   Increase (decrease) in:
          Accounts payable and accrued expenses                         757,695          235,537
                                                                    ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                (1,576,148)       (1,246,566)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (3,285)               --
   Proceeds from sale of property and equipment                          45,000                --
                                                                    ------------      ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                41,715                --
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock and stock options in private
         Placements                                                      50,000           561,650
   Issuance of stock and stock warrants through equity line             940,089                --
   Loans from related parties                                           661,490           527,064
   Repayment of notes payables ($59,500 from related parties)          (124,500)               --
   Repayment long-term portion of lease contract                           (900)           (4,012)
                                                                    ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,526,179         1,084,702
                                                                    ------------      ------------

DECREASE IN CASH                                                         (8,254)         (161,864)
CASH AT BEGINNING OF PERIOD                                              50,600           162,900
                                                                    ------------      ------------
CASH AT END OF PERIOD                                               $    42,346       $     1,036
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