Form 10KSB
period 2002-09-30
US MICROBICS INC
filed 2003-02-20
CIK 774454

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
                For the year fiscal year ended September 30, 2002
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                              --------------------

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

                              --------------------

       Securities registered under Section 12(b) of the Exchange Act: None

Title of each class                    Name of each exchange on which registered
       None                                               None

         Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, $0.0001 par value per share

                              --------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES |X| No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended September 30, 2002:
$288,317 Aggregate market value of voting and non-voting common equity held by non-affiliates: $1,080,000

         Common Stock, $0.0001 par value per share 62,635,444 shares outstanding as of January 6, 2003.

         Documents Incorporated by Reference: None.
         Transitional Small Business Disclosure Format (check one):
                                                                  YES |X| NO |_|
================================================================================

                                TABLE OF CONTENTS

PART I.........................................................................2

   Item 1.     Description of Business.........................................1
   Item 2.     Description of Property........................................16
   Item 3.     Legal Proceedings..............................................16
   Item 4.     Submission of Matters to a Vote of Security Holders............17

part ii.......................................................................17

   Item 5.     Market for Common Equity and Related Shareholder Matters.......17
   Item 6.     Management's Discussion and Analysis or Plan of Operation......19
   Item 7.     Financial Statements...........................................24
   Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......................................27

PART III......................................................................27

   Item 9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............. 27
   Item 10.    Executive Compensation.........................................29
   Item 11.    Security Ownership of Certain Beneficial Owners and Management.31
   Item 12.    Certain Relationships and Related Transactions.................33
   Item 13.    Exhibits and  Reports on Form 8-K..............................33

SIGNATURES....................................................................34

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

                             DESCRIPTION OF BUSINESS

Overview

U.S. Microbics, Inc. ("US Microbics " or the "Company"), a corporation formed under the laws of the State of Colorado, is a business development and holding company that facilitates and develops the deployment of environmental technologies through its two divisions, USM SOLUTIONS and USM CAPITAL.

USM SOLUTIONS consists of five majority owned subsidiaries using biological technology to revolutionize environmental cleanup and agricultural growth. The five companies include Sub-Surface Waste Management of Delaware, Inc. (SSWM), XyclonyX, West Coast Fermentation Center, Inc. (WCFC), Sol Tech, Inc. (d.b.a. Wasteline Performance Corporation), and Bio-Con Microbes, Inc.

USM CAPITAL is the financial services division that assists in the financing and development of the five USM Solutions companies and additional equity holdings primarily in environmental industry companies desiring to go public. USM Capital provides management consulting, administrative services and investor relations services to its clients.

The Company's mission, through its majority owned subsidiaries and portfolio companies and financial support services, is to build shareholder value through the successful development of environmental companies and deployment of environmental technologies.

The USM Solutions division is developing environmental business units utilizing the proprietary microbial technology, bioremediation patents, knowledge, processes and unique microbial culture collection developed over 30 years by the late George M. Robinson and his daughter Mery C. Robinson (collectively, the "Microbial Technology"). U.S. Microbics intends to leverage the products and applications developed by the Robinsons, and field proven over the past three years in environmental cleanup and agricultural growth enhancement projects, to apply, develop, license and commercialize the Microbial Technology. U.S. Microbics believes that it can build the foundation for the international commercialization of its proprietary products based on the Microbial Technology for applications in the global environmental, manufacturing, agricultural and natural resource markets.

USM Solutions companies manufacture, develop and market proprietary microbial technologies that provide natural solutions to many of today's environmental problems. U.S. Microbics' microbes or "bugs" can be used to break down various hydrocarbon substances, including oil, diesel fuel, MTBE, PCE, certain toxic waste, and certain water and soil contamination.

The company is establishing itself as a leading provider of environmental technology, services and products in clearly identified niche markets to companies in the United States and abroad through the deployment and licensing of technology that meets governmental standards, is environmentally friendly, treats the source of the problem, and may replace conventional technology with definitive, Pay-for-Performance services rather than time and materials services. The technology is easy to apply, yields profit for its licensees and may allow them to penetrate new markets using biological products and solutions.

U.S. Microbics' achievement of its objectives is highly dependent, on two major factors: (1) Completed projects utilizing the technology that demonstrate better-faster-cheaper-safer technology characteristics and (2) financial capability to sustain project cash flow requirements. During the past fiscal year, SSWM has successfully demonstrated the environmental biotechnology in various field applications, but has been unable to establish needed financial capability because of a lack of working capital and the prohibitive cost of contract performance bonding available to smaller companies after the September 11, 2001 World Trade Center incident.

To help solve the financial problem, U.S. Microbics established the USM Capital Group, Inc. subsidiary to help with project financing, creating bonding collateral and generating additional cash flow to support USM Solutions companies. In addition, SSWM turned to licensing the microbial technology to companies with sufficient financial capability to enter the markets developed by SSWM. In this manner SSWM provides added value for its licensees by supplying engineering services, and patented technology and microbial products.

USM Capital Group, Inc. (UCGI) is raising additional working capital to support USM Solutions companies by (1) Generating management consulting services revenue, (2) Selling stock in client companies obtained for services in taking them public, and (3) Providing Administrative Services and Investor Relations services to client companies. UCGI also facilitates the exchange of technologies and customers with SSWM and its client companies thus providing new technology licensees and new products for sale by SSWM. While UCGI ramps up its capital raising, U.S. Microbics continues to raise working capital through the sale of shares of its Common Stock ("Common Stock") and preferred stock or debt and private placement offerings of its subsidiaries as well as licensing arrangements. There can be no assurance that U.S. Microbics, or its subsidiaries, will raise such capital on terms acceptable to it, if at all. U.S. Microbics' failure to obtain adequate financing may jeopardize its existence. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Organizational Structure

U.S. Microbics has developed an organizational structure utilizing two divisions called USM Solutions and USM Capital. USM Solutions consists of multiple corporations for the purpose of segmenting its operations into distinct units for proprietary microbe or "bug" production (West Coast Fermentation Center), research and development, licensing and patent protection (XyclonyX) and the sale and licensing of microbial products for environmental cleanup (SSWM) and agricultural growth enhancement (Bio-Con Microbes, Inc.). As the public holding company, U.S. Microbics coordinates the deployment of the Microbial Technology to its subsidiaries that in turn license the technology and sell products and services to end users and/or licensees.

U.S. Microbics and its subsidiaries are described more fully below:

U.S. MICROBICS, INC.

U.S. Microbics orchestrates the operations of its subsidiaries and provides administrative functions to its subsidiaries at beneficial economies of scale. U.S. Microbics has provided the capital needed to fund the subsidiaries to date. As the sales subsidiaries increase their revenues, they should begin to provide sufficient cash flow to support their individual operations either through business operations net cash flow or through their own capital raising transactions. U.S. Microbics intends to remain the majority shareholder in all USM Solutions member companies whether they are public or not, so as to consolidate financial statements under the holding company thus providing increased shareholder value.

USM SOLUTIONS COMPANIES
XyclonyX (pronounced Zy-clone-X)

XyclonyX personnel research, develop, formulate, protect, apply, acquire, license and transfer its technologies, consisting of patents, proprietary knowledge, products, processes and personnel, in the environmental, petrochemical, agriculture and waste treatment marketplaces. XyclonyX has developed a formulation for mass producing proprietary microbial blends in liquid and powder forms that U.S. Microbics believes is highly concentrated, cost effective and difficult to replicate.

The principal technology assets of XyclonyX include the following:

                  PATENTS. The process patents to be licensed by XyclonyX include the following: decontamination of hydrocarbon contaminated soil--U.S. patent #5,039,415; and oil contamination clean up by use of microbes and air--U.S. patent 5,334,533. XyclonyX also owns the Australian patent #652103 entitled "Decomposition of Hydrocarbon Contaminated Soil" and has a patent pending, "The bio-reactivation of spent granular activated carbons."

                  CULTURE COLLECTION. U.S. Microbics subsidiaries, through XyclonyX, have the rights to use a microbe culture collection developed by George M. Robinson and Mery C. Robinson during the past 30 years. The proprietary culture collection consists of 30 microbes that are combined into unique consortiums to solve particular environmental problems, increase agricultural production, reduce water consumption or increase oil production. The unique collection of microbes and the specific combinations of bacteria comprise the products manufactured by WCFC.

                  RESEARCH AND TECHNICAL NOTES. The research and technical notes of George M. Robinson consist of 30 years of theoretical and empirical research leading to the successful formulae for microbe separation, ultra-high yield fermentation, consortium formulations for specific problem solving tasks, long term storage of microorganism and completion of field-successful applications.

                  ENDORSEMENTS. XyclonyX is engaged in educational and advocacy-building activities that it believes will lead to professional, educational, business, environmental and utility-provider endorsements. XyclonyX believes that these entities will endorse its products and services as they are further introduced to the merits of the Microbial Technology under development, its wide application potential and related environmental and energy production enhancement and cost savings.

XyclonyX has assembled the following team of technical advisors to assist with its operations:

                  Dominic Colasito, Ph.D.-microbiologist and co-patent holder of BIO-RAPTOR(TM) with extensive fermentation and field application experience; and

                  Jack Smith-co-patent holder of BIO-RAPTOR(TM) with extensive field experience in microbial bioremediation for various applications including agricultural use.

West Coast Fermentation Center

WCFC manufactures microbial blends by using fermentation technology, powder blending techniques and combinatorial liquifaction including microbial blends for the Remediline(TM), Wasteline(TM) and Bi-Agra(TM) product lines. WCFC operates a microbe laboratory, pilot plant and quality control center. WCFC's primary business is to cultivate microbial cultures that are sold to other subsidiaries of U.S. Microbics and subsequently to end users.

WCFC manufacturers four product lines defined in the following table:

         Product Line

         BIO-RAPTOR(TM) and Microbial Application System(TM)
         Wasteline(TM) - Anaerobic and Aerobic Waste Treatment Products Remediline(TM) - Hydrocarbon Treatment Products
         Bi-Agra(TM) - Agricultural Products, Biological Pesticides, Bio-Dynamic
                       Products

Sub-Surface Waste Management, Inc.

SSWM's business is to combine engineering services, engineer and execute ex-situ soil remediation projects using the BIO-RAPTOR(TM) technology for all manner of hydrocarbon treatment and install and operate groundwater and in-situ soil remediation systems it designs, installs and operates to remediate all hydrocarbons. Treatment may be in-situ (in-ground), using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams. The Company also provides ex-situ (above ground) treatment services using its Bio-Raptor(TM) system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed. The Company's products consist of unique collections of microbial cultures developed over a thirty-year period. The Company has cultured specific microbial blends to address specific identified wastes. The Company's in-house technicians work with assigned Project Engineers to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements.

Some of the past uses of the Company's products and processes include, but are not limited to, the following:

         o in-situ bioremediation of underground contaminants in soil and/or groundwater;
         o        ex-situ bioremediation of contaminants;
         o        Regeneration of spent granular activated carbons;
         o On-site treatment systems for the reactivation of Granular Activated Carbon.

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

Product/Service Profile

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

In addition to the above ground BIO-RAPTOR(TM) process, SSWM offers in-situ treatment for hydrocarbon, including MTBE, reduction, a process that does not require soil excavation, and a patent pending application for the reactivation of spent granular activated carbon. The in-situ and BIO-RAPTOR(TM) processes for waste decomposition use non-genetically-engineered blends of naturally-occurring microbes, which are effective in hard-to-reach contaminated areas and/or environmentally sensitive locations.

Customer Profile

SSWM deploys and licenses its technology and sells its products to customers that utilized the Microbial Technology in the bioremediation and water treatment industries. SSWM believes that many customers require natural Pay-for-Performance solutions for "better-faster-cheaper-safer treatment. The Company's representative clients include, UNOCAL, BARMAC (Brown & Root, McDermott), BP-ARCO, Chevron, Allied Waste Company, American Industrial Manufacturing Services (Denso North America), Attorneys Pepper Hamilton, LLP, Caratron Industries, Inc., Horsehead Industries. Signal Hill Petroleum, Global Solutions, Inc. & Fletcher Oil Co., LLC, Hopkins Real Estate Group, The Arthur Pearlman Group, Applied Technical Solutions, ATC Associates, Enviro-Sciences and S&ME Consulting Engineers, ISE (InSinkErator), City of Chula Vista, CA, MFG/Tetra Tech, Grupo Protexa de Mexico, and the South Carolina Department of Health & Environmental Control.

Sales and Marketing

Marketing and Licensing

SSWM believes that it is well positioned to exploit numerous market opportunities through the deployment of a Pay-for-Performance engineered solutions utilizing the Microbial Technology as a replacement for conventional technology only offered on a time and materials, no guaranteed results basis.

Marketing Plan

SSWM's marketing plan employs several strategies:

DIRECT SALES BY SSWM EMPLOYEES. SSWM marketing personnel have identified, contacted and shipped products to U.S.-based companies in the oil refining, waste treatment, and hospitality industries. SSWM sells a technology-licensing package to interested companies, using exclusive and non-exclusive agreements depending upon the technology and geographic area licensed.

INDEPENDENT LICENSEES/AGENTS. Independent licensees specialize in specific vertical geographical markets where products based on the Microbial Technology augment existing distributed products. As an additional revenue source, U.S. Microbics may distribute the products based on the Microbial Technology under territory licenses and sell them at wholesale to distributors.

Market Opportunities

SSWM plans to build sales both geographically and along product lines through two strategies. First, SSWM plans to generate sales of its proposed products and services based on the Microbial Technology in as many countries and product lines as possible. Second, U.S. Microbics intends to develop additional technologies for niche markets based on its existing technology and market such technologies to existing and new customers.

Key Benefits

SSWM intends to add additional profitable niche opportunities for various companies in the bioremediation, petroleum production, hazardous/toxic waste reduction, municipal waste, and landfill mitigation markets. SSWM believes that the key benefits of its products and services based on the Microbial Technology include:

         o proprietary mass production techniques that can be used in third world countries;
         o        high "bug density count" offering efficient products;
         o        unique microbial cultures developed over multiple years;
         o utilization of naturally occurring, non-genetically engineered bacteria;
         o environmentally friendly products and services that meet governmental standards and are easy to apply;
         o        efficient results at affordable prices;
         o        ease of shipment using regular carriers;
         o potential for on-site growth of products for special applications;
         o        applications of products by low skilled workers; and
         o        protected market opportunities through patent protection.

SSWM believes that the foregoing benefits affect significantly replacement, retrofit and new applications in its identified markets. In addition, if new applications in prospective markets become economically feasible, then SSWM will offer these applications to companies that wish to exploit such opportunities. SSWM believes that the products and services based on the Microbial Technology and a Pay-for-Performance concept, when licensed and offered by SSWM, will combine well with recent technological developments that have focused on better-quicker-cheaper-safer applications that are environmentally friendly and have high profit potentials.

Sol Tech Corporation

Sol Tech has delivered limited consulting services during the past fiscal year with most of its past year's revenue generating activities having been assigned to SSWM for cost effectiveness.

Bio-Con Microbes, Inc.

Bio-Con has been dormant except for the continuation of sugar cane field testing. Excellent results have been obtained with sugar cane yields during fiscal year 2002 and Bio-Con intends to develop its business plan for acquiring capital, manpower and equipment to deploy the technology to the sugar cane market worldwide. Bio-Con Microbes has a wholly-owned subsidiary formed in Mexico in August 2000 named Natura Agricultura, S.A. d. C.V.,

Bio-Con's blends and bio-processing treatment systems also are available for agricultural yield enhancement, odor control, waste pretreatment and stabilization, sewer/drain preventive maintenance, and fly control for dairies and feedlots and feedlot waste cogeneration. With the current emphasis on water and resource conservation, another application involves algae control for decorative ponds and golf course lakes and the use of reclaimed water for site irrigation.

USM CAPITAL COMPANIES

USM Capital Group, Inc

USM Capital Group, Inc. (UCGI) was incorporated in the State of Nevada, June 7, 2002. UCGI is raising additional working capital to support USM Solutions companies by (1) Generating management consulting services revenue, (2) Selling stock in client companies obtained for services in taking them public, and (3) Providing Administrative Services and Investor Relations services to client companies. UCGI also facilitates the exchange of technologies and customers with SSWM and its client companies thus providing new technology licensees and new products for sale by SSWM.

Client Companies
UCGI client companies include Commerce Development Corporation, Capital Group Holdings, Inc., Majestic Safe-T-Products, Ltd, Universal Broadband Communications, Qbe Technologies, Nova Communications, Sub Surface Waste Management, and Omnitek Engineering Inc.

UCGI holds controlling interest in several companies formed in fiscal 2002 to be used in its merger and acquisition activities. These include: USM Resources Development. USM Financial Solutions, Inc., and USM Products, Inc.

UCGI has also provided management consulting services in conjunction with outside consultants for three U.S. Microbics spin-offs and dividend distribution projects. These projects include the Capital Group Holding Inc. (see www.capitolghc.com), a project involving senior housing, the Majestic Safe-T-Products, Ltd (see www.m-stp.com) environmental products, and Commerce Development Corporation, a business development company. UCGI provides consulting services and is paid in a combination of cash and stock.

Human Resources

As of December 31, 2002, U.S. Microbics had 13 full-time employees and 16 full-time and part-time consultants, for a combined total of 29 employees and consultants. U.S. Microbics' personnel are employed as follows: 8 in administrative functions; 7 in production support and manufacturing; 6 in mergers and acquisitions 4 in business development and promotion; and 4 in sales. During fiscal year 2003, U.S. Microbics intends to hire additional consultants and employees in the areas of manufacturing, administration, sales and marketing, and customer support. In particular, Microbics must recruit qualified personnel for key positions in its microbial manufacturing and sales operations, including qualified personnel for product management, quality control functions, web design and maintenance, and experienced sales consultants. U.S. Microbics' failure to effectively recruit, hire, train and manage qualified personnel could have a material adverse effect on its business, financial condition and results of operations. See "Risk Factors-Our success depends in large part on our ability to attract and retain key employees and management."

Environmental Matters

U.S. Microbics believes that its operations currently comply in all material respects, with applicable federal, state and local laws, rules, regulations and ordinances regarding the discharge of materials into the environment. U.S. Microbics does not believe that maintaining such compliance will have a material impact on its capital expenditures, future earnings and competitive position. No material capital expenditures for environmental control facilities presently are planned. Although the environmental technology opportunities are numerous and U.S. Microbics has shipped products and has licensed its technology, the ability to finance, build and profitably manufacture the microbial blends has not yet been achieved. U.S. Microbics' failure to operate such a plant in a profitable manner could materially affect the financial results and the amount of capital required to operate the business in the future.

Government Approvals

U.S. Microbics is not aware of any additional government approvals that are needed for its products or services other than permits associated with the use of the BIO-RAPTOR(TM) or remediation projects on a specific site. These permits may include a conditional use permit, to compost or treat contaminated soil, and permits for water usage, air quality, and toxic substances to be treated. The lead-time for permits can vary from several weeks to a year or more depending on site-specific circumstances.

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

         Presently, we do not have the necessary capital to meet our near term needs including the payment of our existing liabilities as they come due. Of the approximately $1,600,000 accounts payable and accrued expense balance as of September 30, 2002, $770,570 is over 6 months past due and $339,722 is over one year past due. Included in such amounts, we have accrued payroll tax liabilities of 583,427 of which $193,594 is one year past due. There is a strong probability that some of our trade vendors could file lawsuits for non-payment, which could result in greater expenditure of management resources.

     Over the past 12 months, we have partially financed ourselves through loans from our President and COO which have totaled approximately $$423,990. The funds used to make the loans from our President and COO, was partially the result from the sale of their common stock of the Company in private transactions. We have repaid $321,200 of the principal through the issuance of common stock and $12,000 in cash. If we are unable to obtain further loans from our President or COO, it may jeopardize our ability to continue our operations. To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities could result in dilution to our shareholders and/or increased debt service commitments. If adequate funds are not available, we may be unable to sufficiently develop or maintain our existing operations.

         Our independent auditors have expressed that there is substantial doubt in our ability to continue as a going concern. We have experienced losses of $3,999,356 and $3,527,700 for the years ended September 30, 2002 and 2001 respectively and have generated only nominal amounts of revenues for such years. Additionally, we have a net stockholders' deficit of $16,718,056 as of September 30, 2002.

OUR ABILITY TO CONTINUE OPERATIONS IS DEPENDENT ON A NUMBER OF FACTORS.

         U.S. Microbics Inc. and its subsidiaries are startup companies with a business plan based on microbial technology, engineering application expertise and five years of operating experience. We have experienced annual operating losses and negative operating cash flow since our changeover to an environmental biotechnology firm in 1997.

         Accordingly, there can be no assurance that we will successfully commercialize any products and services based on microbial technology or manage the related manufacturing, marketing, sales, licensing and customer support operations in a profitable manner. In particular, our prospects must be considered in light of the problems, delays, expenses and difficulties encountered by any company in the startup stage, many of which may be beyond our control. These problems, delays, expenses and difficulties include unanticipated problems relating to product development and formulation, testing, quality control, production, inventory management, sales and marketing and additional costs and competition, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our products and services, can be successfully marketed or that we will ever achieve significant revenues or profitable operations.

         Our ability to become profitable will depend on a variety of factors, including the following:

         o        price, volume and timing of product sales;
         o variations in gross margins on our products, which may be affected by the sales mix and competitive pricing pressures;
         o regulatory approvals for using our bioremediation products, including permits for treatment sites, water quality permits, air quality permits, and other permits as required by particular jurisdictions;
         o changes in our levels of research and development, including the timing of any demonstration projects for regulatory approval; and
         o        acquisitions of products, technology or companies; and
         o        our ability to obtain performance bonding when required..

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

         Since August 1997, we have focused our efforts on developing our business in the environmental biotechnology sector. We will need to raise additional capital to implement fully our business plan and continue to establish adequate manufacturing, marketing, sales, licensing and customer support operations. There can be no assurance that additional public or private financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to our stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

OUR TECHNOLOGY HAS NOT GAINED FULL MARKET ACCEPTANCE, AND WE CANNOT ASSURE YOU THAT IT EVER WILL.

         Our Microbial technology has not been fully utilized in any particular market. Market acceptance of our products and services will depend in large part upon our ability to demonstrate the technical and operational advantages and cost effectiveness of our products and services as compared to alternative, competing products and services, and our ability to train customers concerning the proper use and application of our products. There can be no assurance that our products and services will achieve a level of market acceptance that will be profitable for us.

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

IF WE ARE UNABLE TO MANAGE FUTURE GROWTH, OUR BUSINESS MAY BE NEGATIVELY
AFFECTED.

         We are continuing to pursue a strategy of rapid growth, and plan to expand significantly our manufacturing capability and devote substantial resources to our marketing, sales, administrative, operational, financial and other systems and resources. Such expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to:

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

         There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY FACE STRONG COMPETITION FROM LARGER, ESTABLISHED COMPANIES.

         We likely will face intense competition from other environmental companies, virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, R&D facilities and manufacturing and marketing experience than U.S. Microbics. There can be no assurance that developments by our current or potential competitors will not render our proposed products or services obsolete.

         In addition, we expect to face additional competition from new entrants into our targeted industry segments. As the demand for products and services based on microbial technology grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services.

         Although we believe that we have certain technical advantages over certain of our competitors, including, without limitation, the development of technological innovations that will make the BIO-RAPTOR(TM) and the use of our microbial blends more economical and efficient than other bioremediation methods, maintaining such advantages will require a continued high level of investment by U.S. Microbics in R&D, marketing, sales and customer support. We may not have sufficient resources to maintain our R&D, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

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

OUR ABILITY TO MANUFACTURE OUR PRODUCTS MAY BE LIMITED, WHICH WOULD ADVERSELY EFFECT OUR BUSINESS AND FINANCIAL CONDITIONS.

         Our future performance will depend to a substantial degree upon our ability to manufacture, market and deliver the products and services based on microbial technology in an efficient and profitable manner. In this regard, we have leased production facilities for our microbial products operation, and have partially implemented our manufacturing operations at the facility. However, we have limited experience in maintaining a facility that will manufacture our products in the quantities required for profitable operations. Accordingly, there can be no assurance that:

         o we will be able to increase the capacity of the manufacturing facility in a timely manner;
         o the cost of increasing the capacity of the facility will not exceed management's current estimates;
         o the facility's capacity will not exceed the demand for our products; or
         o such additional capacity will achieve satisfactory levels of manufacturing efficiency in a timely manner or at a level of quality control that meets competitive demands.

         In addition, the implementation of our manufacturing operations at the facility presents risks that, singly or in any combination, could have a material adverse effect on our business, financial condition and results of operations. These risks include, but are not limited to:

         o production delays associated with products based on the microbial technology;
         o unavailability of required capital equipment and qualified personnel;
         o raw material shortages, higher-than-expected overhead or operational costs;
         o        lack of sufficient quality control over the products;

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

         As a result of our limited operating history, we do not have historical financial data for a significant number of periods in which to base our planned operating expenses. In addition our revenues have not meet our expectations. Our expense levels are based in part on our projections as to future revenues that are expected to increase. It is anticipated that as we mature, our sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others:

         o        the volume, timing of, and ability to fulfill customer orders;
         o        the demand for our products and services;
         o the number, timing and significance of product enhancements and new product introductions by us and our competitors;
         o changes in the pricing policies by U.S. Microbics or our competitors;
         o        changes in the level of operating expenses;
         o expenses incurred in connection with our plans to fund greater levels of sales and marketing activities and operations, develop new distribution channels, broaden our customer support capabilities and continue our R&D activities;
         o        personnel changes;

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

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         We rely on patent, trademark, trade secret and copyright protection to protect our technology. We believe that technological leadership in microbial technology will be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as those patents currently licensed by our subsidiary, XyclonyX. We may not secure future patents and patents may become invalid and may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" our products, or, if patents are issued to us, design around such patents.

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

WE MAY NOT BE ABLE TO PROTECT OUR TRADE NAMES AND DOMAIN NAMES.

         We may not be able to protect our trade names and domain names against all infringers, which could decrease the value of our brand name and proprietary rights. We currently hold the Internet domain name "bugsatwork.com" and we use "U.S. Microbics" as a trade name. Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superceded, in some cases, by laws, rules and regulations governing the registration of trade names and trademarks with the United States Patent and Trademark Office and certain other common law rights. If the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's trade name or trademark. In such event, we could be unable to prevent third parties from acquiring or using, as the case may be, our domain name, trade names or trademarks, which could adversely affect our brand name and other proprietary rights.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CONTRACT BONDING

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

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

         Our existing directors, executive officers, and their respective affiliates are the beneficial owners of approximately 23.84% of the outstanding shares of common stock and common stock equivalents, including convertible preferred stock and stock options. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL.

         The trading price of our common stock is subject to significant fluctuations in response to numerous factors, including:

         o        variations in anticipated or actual results of operations;
         o announcements of new products or technological innovations by us or our competitors;
         o changes in earnings estimates of operational results by analysts;
         o        results of product demonstrations;
         o inability of market makers to combat short positions on the stock;
         o a change in the economy of the United States affecting environmental cleanup;
         o        an overall downturn in the financial and stock markets;
         o the use of stock to pay employees and consultants if sufficient working capital is not available;
         o inability of the market to absorb large blocks of stock sold into the market;
         o developments or disputes concerning our patents, trademarks or proprietary rights; and
         o        comments about us or our markets posted on the Internet.

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

         Within the next 12 months, the holders of a majority of our preferred stock and certain warrant and option holders will have the right to convert their respective interests into approximately ? million shares of our common stock. If such holders of preferred stock, warrants and options exercise their conversion rights, the holders of our common stock then issued and outstanding may experience immediate and substantial dilution in the net tangible book value of their shares if earnings and other factors do not compensate for the increased number of shares of such common stock.

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

ITEM 2.            DESCRIPTION OF PROPERTY

         Since September 1998, the Company has occupied 22,000 square feet of manufacturing and administration office space in the Carlsbad Research Center in Carlsbad, California and 2,100 square feet of administration office space in Littleton, Colorado for the SSWM Engineering Services Division. The Company has a five-year lease commitment on the Carlsbad facility, which expires on September 30, 2003, with a five-year option and a right of first refusal on adjacent space. The Company has a one-year lease on the Littleton facility with an option for renewal each subsequent year. The Company believes that these facilities should provide adequate space for the next year at which time one or more of the subsidiaries may have to relocate to other space.

ITEM 3.            LEGAL PROCEEDINGS

During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain equipment at a total cost of $194,000. The Company has made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the agreement. While there has not been a formal settlement regarding the law suit, the supplier after discussions with the Company's management has not pursued the law suit in the past year.

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount $88,864, including attorneys' fees. The law suit was settled during fiscal 2002 by a payment of $25,000 to the law firm. A consulting firm of earned a fee of approximately $13,500 of which $5,600 is owing as of September 30, 2002.

On June 12, 2002, the Company was served with a lawsuit by a newswire provider in the amount of $7,195 for unpaid services. The Company negotiated a settlement and has paid approximately 90% of the amount specified in the law suit.

In the ordinary course of business, the Company has become subject to litigation and claims on various matters. There exists the possibility that the Company will not prevail in all cases. However, barring unanticipated adverse final determination in this litigation and claims, the Company does not believe that such litigation and claims will have a material adverse effect on its financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

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

                                     AND ASK PRICES
PERIOD ENDING                        HIGH CLOSE                  LOW CLOSE
--------------------------------------------------------------------------------

September 30, 2002                     $0.13                       $0.11

June 30, 2002                          $0.24                       $0.21

March 31, 2002                         $0.17                       $0.14

December 31, 2001                      $0.27                       $0.23

September 30, 2001                     $0.78                       $0.26

June 30, 2001                          $1.05                       $0.62

March 31, 2001                         $1.34                       $0.76

December 31, 2000                      $1.38                       $0.59

September 30, 2000                     $1.62                       $0.87
June 30, 2000                          $2.56                       $0.75
March 31, 2000                         $3.12                       $1.87
December 31, 1999                      $3.38                       $1.56
September 30, 1999                     $3.88                       $2.75
June 30, 1999                          $4.81                       $3.00
March 31, 1999                         $5.44                       $3.63
December 30, 1998                      $4.87                       $0.91
September 30, 1998                     $1.94                       $1.06
June 30, 1998                          $2.47                       $1.22
March 31, 1998                         $2.03                       $1.33
December 31, 1997                      $2.06                       $0.13

         The approximate number of registered certificate holders in each class of stock as of January 6, 2003 is as follows: Common Stock: 62,635,444; Series II Preferred: 6,245; Series B Preferred: 5,522; Series C Preferred: 21,345; Series D Preferred: 10,300.

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

OVERVIEW

         During fiscal year 2002, the Company's efforts were directed to developing its biotechnology product line, fund raising, building organizational infrastructure, demonstrating the use of the Microbial Technology with engineered solutions, and increasing the manufacturing capacity for production and shipment of microbes for remediation of hydrocarbons, MTBE treatment and agriculture applications. . The Company also hired Bruce Beattie as President of Sub-Surface Waste Management (SSWM) and Gus Olson as President of Bio-Con Microbes, Inc., (Bio-Con), both majority owned subsidiaries. Both companies conducted product demonstrations to show the efficacy of the microbial products in their respective markets. as a prelude to executing revenue activities centered around a service company rather than a product company. Individual company activities are described below.

         U.S. MICROBICS, INC.
         --------------------

         The U.S. Microbics activities centered on fund raising and adding key management for execution of the operations plans of its subsidiaries, SSWM and Bio-Con. The Company completed the SB-2/A registration, and a post effective amendment, for of the $35 Million Swartz Private Equity, LLC financing. and has taken the first trounce of the three year shelf registration. The Company also received shareholder approval for the 1997 reverse stock split and subsequent events (see "Approval of 1997 Stock Split")

         XYCLONYX
         --------

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

         SUB-SURFACE WASTE MANAGEMENT (SSWM)
         -----------------------------------

         SSWM has transformed into a revenue generating operating subsidiary with Bruce Beattie as the president. The company is establishing itself as a niche technology service provider of engineered solutions using conventional and natural microbial products. It has successfully demonstrated the Bio-Raptor(TM) technology for a confidential major energy company, and its MTBEctomy(TM) product for MTBE impacted groundwater, a major problem in the United States. And has developed a patent pending treatment application for the bio-reactivation of spent granular activated carbons, BAC(TM)and Bio-GAC(TM) for reactivating spent in-service carbon with on-site. SSWM has developed an existing backlog of work and is tracking a proposed list of new client work exceeding $10,000,000.00

         BIO-CON MICROBES
         ----------------

         Bio-Con has demonstrated also transformed into a technology solutions provider in the agricultural market in Mexico, primarily in the sugar cane fields. Promising results in yield improvement in sugar cane have generated sales prospect from around the world..

         The Company does not have an existing backlog of sales orders and has not generated significant sales or revenues to date related to its Microbial Technology for agricultural use. Bio-Con is in the process of developing its business plan and financial requirements for sugar cane product rollout.

PLAN OF OPERATIONS FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2003

         The Company objective is to operate profitably in 2003 by establishing profitable operations for SSWM in the bioremediation market using in-situ groundwater and wastewater treatment and bio-reactivation of spent granular activated carbon. Bio-Con will build a strategy for sugar cane products and service in the agricultural market. Each of these subsidiaries has a management team, capable of guiding them to profitable operations with sufficient working capital.

          The SSWM engineering team has been working together over 7 years and has enjoyed a successful track record with prior companies and has commenced to build a similar track record in SSWM. Bio-Con products have been used in Mexico over the past two decades and with field demonstrations with key growers, could have a successful future.

         With the new management of SSWM project experience over the past year, SSWM has assisted the Company to switch from a product-oriented company to a service and solution company supported by a professional engineering staff. This marketing change, together with the industry shift to "pay-for-performance" projects in both markets, requires numerous technology demonstrations, longer marketing cycles, political support, local environmental agency approval, and customer awareness of alternative technologies that are "better, faster, cheaper and safer", using mother nature's technology coupled with sound engineering principals, rather than conventional technology. This marketing change to an alternative technology requires a paradigm shift in thinking and each company has adopted the "pay-for-performance" concept to help facilitate implementation of projects and related follow-on projects, which establish the economical and environmental benefits of the Microbial Technology. Based upon the successful projects and demonstrations completed during fiscal year 2002, and in the first quarter of the fiscal year 2003, SSWM expects profitable projects to be undertaken by the second quarter and thereafter of fiscal year 2003.

         The Company anticipates that future engineering contracts will generate profitable operations and that investors will react accordingly to fully value the publicly traded stock.

         With additional equity capital, the Company plans to expand the SSWM project base in the United States and in Mexico. The Company intends to raise additional capital to fund operations through September 2003, and anticipates that cash generated from financings and projected revenues will enable it to fulfill cash needs for fiscal year 2003 operations. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company, if at all, or to generate such revenues. There can be no assurance that the Company will receive such financing or generate revenues in the time frame anticipated, if at all.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2001COMPARED TO YEAR ENDED SEPTEMBER 30, 2000,

         The Company had revenues of $288,317 for fiscal ended 2002 compared with sales revenues of $50,700 during the fiscal year ended September 30, 2001. The Company incurred a net loss of $3,999,356 in fiscal year 2002 compared to a net loss of $3,527,700 in fiscal year 2001. In addition the Company realized gain on sale of securities of $119,647 in the year ended September 30, 2002. There were no sales of securities during fiscal 2001. During fiscal year 2002 the Company had limited revenues, but raised capital for its biotechnology operations and established it's new engineering department The Company had a gross profit of $58,665 for the fiscal year ended September 30, 2002 compared to a gross loss of $91,100 for the fiscal year ended September 30, 2001. This was am improvement of $149,765 in gross profit from fiscal years 2001 to 2002.

         Selling, general and administrative ("SG&A") expenses for fiscal year 2002 totaled $4,094,914 compared to $3,292,300 in fiscal year 2001. SG&A expenses consisted of accounting, legal, consulting, public relations, subsidiary startup and organization and fund raising expenses. SG&A expenses also included non-cash charges from the issuance of stock and stock options in the amounts of $1,738,920 for fiscal year 2002 and $1,545,600 for fiscal year 2001, a year-to-year increase of $193,320. The remaining SG&A expenses which required cash amounted to approximately $2,355,994 for fiscal year 2002 compared to 1,746,700 in the prior fiscal year. The Company used stock in lieu of cash to conserve its cash resources.

         Interest expense for fiscal year 2002 was $101,979. Interest expense for fiscal year 2001 was $87,700, consisting of interest associated with notes that were paid down with stock and cash payments during the fiscal year.

         As a result of the above-mentioned expenses, net losses increased from $3,527,700 in fiscal year 2001 to $3,999,356, in fiscal year 2002. Net loss per share decreased from a net loss per share of $0.27 in fiscal year 2001 to a net loss per share of $0.14 in fiscal year 2002. The decrease in the net loss per share was due to the increase in weighted average common shares outstanding from 13,257,540 as of September 30, 2001 to 29,113,372 as of September 30, 2002.

         There was no provision for income taxes in either fiscal year 2000 or fiscal year 2001 due to the net operating loss carry forwards from prior years, and the likelihood that the Company would be able to utilize these net operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $44,520 on September 30, 2002, compared to $50,600 for the prior fiscal year. During the fiscal year 2002, net cash used by operating activities totaled $2,275,041 compared to $1,629,90 for fiscal year 2001. Operating activities included payments for accounting, legal fees and professional services.

         Net cash provided by financing activities for fiscal year 2002 totaled $2,107,246 compared to $1,521,800 for the prior fiscal year. Net cash used by investing activities during fiscal year 2002 totaled $3,285 for the purchase of property and equipment. The above cash flow activities provided a net cash decrease of $6,080 during fiscal year 2002 compared to a net cash decrease of $112,300 during fiscal year 2001.

         Net working capital (current assets less current liabilities) was a negative $1,447,154 as of September 30, 2002 and $1,333,200 as of September 30, 2001. This represents a increase of $113,954 in negative working capital. During the twelve months ended September 30, 2002, the Company raised approximately $1,451,156 net of offering costs, though the sale of common stock through its equity line and to private individuals. The Company also raised 50,000 net of placement fees, of approximately $5,000, form the sale of Series E preferred stock. The Company will need to continue to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. There was long term debt due to related parties of $63,930 net of the current portion of $38,010 as of September 30, 2002.

         Total Shareholders' deficit increased to $1,158,955 in fiscal year 2002 from $1,068,700 in fiscal year 2001. Additional paid in capital increased to $19,703,702 in fiscal year 2002 from $15,375,800 in fiscal year 2001.

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

         During fiscal year 2003, the Company projects expenditures for plant and equipment of approximately $500,000 and research and development costs of less than $300,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with applications of in-situ bio-remediation. The Company also plans to increase its number of employees to approximately 30 by the end of fiscal year 2003.

NEW SUBSIDIARIES

During FY 2002, several new subsidiaries were created for the purpose of Merger/Acquisition/Spin-off transactions involving USM Capital Group, Inc. and its clients. These companies include.

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

LONG-LIVED ASSET REVIEW

         The Company reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these assets will be sufficient to recover the remaining recorded asset values. In accordance with SFAS 121, during the year ended September 30, 1999 based upon a comprehensive review of the company's long-lived assets, the company recorded a charge of $102,300 related to the write-down of a portion of the recorded asset values of the company's production equipment and leasehold improvements as of September 30, 2000.

ITEM 7.            FINANCIAL STATEMENTS

         Please refer to the Company's Consolidated Financial Statements and notes thereto following.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           SEPTEMBER 30, 2002 AND 2001

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

                          Index to Financial Statements


                                                                        Page No.
                                                                        --------
Report of Independent Certified Public Accountants                    F-3 to F-4

Consolidated Balance Sheets at September 30, 2002 and 2001            F-5 to F-6

Consolidated Statements of Losses for the two years ended
September 30, 2002 and 2001                                               F-7

Consolidated  Statements of Deficiency in Stockholders' Equity for the
two years ended September 30, 2002 and 2001                               F-8

Consolidated Statements of Cash Flows for the two years ended
September 30, 2002 and 2001                                          F-9 to F-10

Notes to Consolidated Financial Statements                           F-11 - F-28

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
New York, New York                                              Philadelphia, PA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
U.S. Microbics, Inc. and Subsidiaries
Carlsbad, CA

We have audited the accompanying consolidated balance sheet of U.S. Microbics, Inc. and its wholly-owned subsidiaries (the "Company") as of September 30, 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note Q. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                     -------------------------------------------
                                       Russell Bedford Stefanou Mirchandani LLP
                                              Certified Public Accountants

McLean, Virginia
January 31, 2003

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

/s/ BRADSHAW, SMITH & CO., LLP

Las Vegas, Nevada
January 9, 2002


U.S. MICROBICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 and 2001
                                                                                      2002          2001
                                                                                  ------------   ------------
ASSETS
 Current Assets:
  Cash and Cash Equivalents                                                       $    44,520         50,600
  Accounts Receivable                                                                   4,989         22,100
  Cost and Estimated Profit in Excess of Billing                                        3,818             --
  Contract Receivable                                                                  80,612             --
  Prepaid Expenses and Other Assets                                                    58,951         19,900
  Inventories                                                                              --         24,900
                                                                                  ------------   ------------
  Total Current Assets                                                                192,890        117,500

Plant, Property and Equipment:
  Office Furniture and Equipment                                                      134,390        134,400
  Leasehold Improvement                                                                14,376         19,400
  Production Equipment                                                                159,630        221,300
                                                                                  ------------   ------------
                                                                                      308,396        375,100

  Less: Accumulated Depreciation                                                     (176,497)      (139,300)
                                                                                  ------------   ------------
                                                                                      131,899        235,800
Other Assets:
  Restricted Cash                                                                     251,796             --
  Deposit                                                                              28,779         28,700
                                                                                  ------------   ------------
                                                                                      280,575         28,700
                                                                                  ------------   ------------
Total Assets                                                                      $   605,364        382,000
                                                                                  ============   ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable and Accrued Liabilities                                        $ 1,602,034      1,196,700
  Current Portion of Obligation Under Capital Lease                                        --            900
  Notes Payable to Related Parties                                                     38,010        253,100
                                                                                  ------------   ------------
  Total Current Liabilities                                                         1,640,044      1,450,700

Notes Payable to Related Parties, long-term portion                                    63,930             --

Commitment and Contingencies                                                               --             --

Minorty Interest                                                                       60,345             --
Deficiency in Stockholders' Equity:
Convertible Preferred Stock, $.10 par value, authorized 20,000,000 shares:

Series II; authorized 500,000 shares; 6,458 and 6,708 shares issued and outstanding at September 30, 2002 and 2001, respectively (aggregate liquidation
preference of $6,458 and $6,708)                                                          646            700

Series B; authorized 500,000 shares; 5,522 shares issued and outstanding at
September 30, 2002 and 2001 (aggregate liquidation preference of $5,522)                  552            600

                     See accompanying notes to consolidated financial statements




                                U.S. MICROBICS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                         SEPTEMBER 30, 2002 AND 2001
                                                (Continued)

Series C; authorized 50,000 shares; 23,521 and 45,563 shares issued and outstanding at September 30, 2002 and 2001, respectively (aggregate liquidation
preference of $2,352,100 and $4,556,300)                                                2,352          4,600

Series D; authorized 50,000 shares; 10,300 and 5,400 shares issued and outstanding
at September 30, 2002 and 2001, respectively (no liquidation preference)                1,030            500

Series E; authorized 50,000 shares; 696 and no shares issued and outstanding at
September 30, 2002 and 2001, respectively (aggregate liquidation preference of
$69,600 and $0)                                                                            70             --
                                                                                  ------------   ------------
                                                                                        4,650          6,400
Common Stock, $.0001 par value; authorized 150,000,000 shares; 47,579,111 and 19,557,231 shares issued and outstanding at September 30, 2002 and 2001,
respectively                                                                            4,758          2,000
Additional Paid-in Capital                                                         19,703,702     15,375,800
Stock Options and Warrants                                                                  --       943,200
Dividend Payable                                                                       (3,777)            --
Discount on Preferred Stock                                                           (47,542)            --
Treasury Stock                                                                       (117,400)     (117,400)
Stock Subscriptions                                                                 (3,818,750)   (3,965,000)
Deferred Financing Costs                                                            (166,540)            -
Deferrred Equity Issuance Costs                                                             --      (595,000)
Accumulated Deficit                                                               (16,718,056)   (12,718,700)
                                                                                 -------------  -------------
                                                                                   (1,158,955)    (1,068,700)
                                                                                 -------------  -------------

Total Liabilities and Deficiency in Stockholders' Equity                         $    605,364     $   382,000
                                                                                 =============   ------------


                     See accompanying notes to consolidated financial statements


                                U.S. MICROBICS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF LOSSES
                           FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                   2002               2001
                                                                   ----               ----
Revenue                                                       $    288,317       $     50,700
Cost of Sales                                                      229,652            141,800
                                                              -------------      -------------
Gross income (loss)                                                 58,665            (91,100)

Selling, General and Administrative Expenses                     4,094,914          3,292,300
Depreciation                                                        52,320             55,900
                                                              -------------      -------------
                                                                 4,147,234          3,348,200

Loss from Operations                                            (4,088,569)        (3,439,300)

Other Income (Expenses)

  Interest Expenses, net                                          (101,979)           (87,700)
  Realized Gain (Loss) on Sale of Securities                       119,647                 --
  Forgiveness of indebtedness                                       82,834
                                                              -------------      -------------
                                                                    100,502           (87,700)

Net Loss Before Income Taxes and Discontinued Operations        (3,988,067)        (3,527,000)

Loss from Discontinued Operations                                  (12,944)              (700)

Minority Interest                                                    1,655                 --
                                                              -------------      -------------

Net Loss before Income Taxes                                    (3,999,356)        (3,527,700)

Income tax (benefit) expenses                                           --                 --
                                                              -------------      -------------

Net Loss                                                      $ (3,999,356)      $ (3,527,700)
                                                              -------------      -------------

Net Loss Per Common Share (Basic and Diluted)                 $      (0.14)      $      (0.27)
                                                              -------------      -------------

Weighted Average Shares Outstanding                              29,113,372         13,257,540

                     See accompanying notes to consolidated financial statements




                              CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                   FOR THE TWO YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                    Preferred Stock              Common Stock        Additional  Stock Options
                                    ---------------              ------------         Paid-In         and          Treasury
                                 Shares         Amount        Shares        Amount    Capital      Warrants         Stock
                                 ------         ------        ------        ------    -------      --------         -----
Balance at
September 30, 2000                  60,247  $      6,000    11,491,888  $      1,100  $ 10,723,300  $  1,130,900  $         --
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------
Conversion of
preferred stock                    (12,555)       (1,200)      964,867           100         1,100            --            --
Exercise of stock
options and warrants                    --            --     1,300,000           100     1,599,900            --            --
Issuance of stock
in private placement                14,166         1,400            --            --       603,700            --            --
Issuance of stock
and stock options
in exchange for
services rendered                    1,460           200     2,205,871           300     1,528,200        13,300            --
Issuance of stock
for repayments of
notes payable                           --            --     3,594,605           400       718,600            --            --
Expiration of stock
options and warrants                    --            --            --            --       201,000      (201,000)           --
Return of shares issued                 --            --            --            --            --            --      (117,400)
Canceled stock                        (125)           --            --            --            --            --            --
Net loss                                --            --            --            --            --            --            --
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at
September 30, 2001                  63,193  $      6,400    19,557,231  $      2,000  $ 15,375,800  $    943,200  $   (117,400)
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------

Adjusted Balance at
September 30, 2001                  63,193  $      6,319    19,557,231  $      1,956  $ 15,375,815  $    943,213  $   (117,400)
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------

Conversion of preferred
stock into commons stock           (25,647)       (2,565)    2,542,167           254         2,310            --            --
Issuance of common stock
in private placement and
through equity line                     --            --    10,479,999         1,048     1,450,108            --            --
Issuance of common stock
and stock options in
exchange for services
rendered                                --            --     8,736,583           874     1,676,248            --            --
Issuance of common stock
for repayments of notes
payable                                 --            --     5,571,081           557       605,368            --            --
Issuance of common stock
for Stock Subscription
Receivable                              --            --       850,050            85        68,665            --            --
Canceled stock                          --            --      (158,000)          (16)      (55,284)           --            --
Issuance of Series C
preferred stock for
payment of interest
expense                                405            41            --            --         7,286            --            --
Cancellation of Series
C preferred stock                   (2,250)         (224)           --            --      (214,776)           --            --
Issuance of Series D
preferred stock as
collateral                          10,000         1,000            --            --       165,540            --            --
Issuance of Series
D preferred stock as
finder's fee                           100            10            --            --         1,490            --            --
Issuance of Series
E preferred stock
in private placement                   633            63            --            --        49,937            --            --
Issuance of Series E
preferred stock as
commission fee                          63             6            --            --         4,971            --            --
Accrual of dividends                    --            --            --            --            --            --            --
Beneficial Conversion
Feature on Series E
preferred stock                         --            --            --            --        81,500            --            --
Reversal of deferred
equity issuance costs                   --            --            --            --      (595,000)           --            --
Issuance of stock
options and warrants                    --            --            --            --      (293,013)      293,013            --
Expired options                                                                             27,330       (27,330)
Payments on notes with
investment stock                                                                           136,311
Reversal of stock options
and warrants                            --            --            --            --     1,208,896    (1,208,896)           --
Net loss                                --            --            --            --            --            --            --
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at September 30, 2002       46,497         4,650    47,579,111         4,758    19,703,702            --      (117,400)
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------
                                                                         F-8


                                                          U.S. MICROBICS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                                       FOR THE TWO YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                                                         (CONTINUED)

                                Stock         Dividend    Discount on     Deferred     Deferred      Accumulated
                             Subscription     Payable    Preferred Stock   Equity     Financing        Deficit        Total
                             ------------     -------    ---------------   ------     ---------        -------        -----
Balance at
September 30, 2000            $ (2,486,000) $         --  $         --  $   (595,000) $         --  $ (9,191,000) $   (410,700)
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------
Conversion of
preferred stock                         --            --            --            --            --            --            --
Exercise of stock
options and warrants            (1,600,000)           --            --            --            --            --            --
Issuance of stock
in private placement                    --            --            --            --            --            --       605,100
Issuance of stock
and stock options
in exchange for
services rendered                    3,600            --            --            --            --            --     1,545,600
Issuance of stock
for repayments of
notes payable                           --            --            --            --            --            --       719,000
Expiration of stock
options and warrants                    --            --            --            --            --            --            --
Return of shares issued            117,400            --            --            --            --            --            --
Canceled stock                          --            --            --            --            --            --            --
Net loss                                --            --            --            --            --    (3,527,700)   (3,527,700)
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at
September 30, 2001            $ (3,965,000) $         --  $         --  $   (595,000) $         --  $(12,718,700) $ (1,068,700)
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------

Adjusted Balance at
September 30, 2001            $ (3,965,000) $         --  $         --  $   (595,000) $         --  $(12,718,700) $ (1,068,797)
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------

Conversion of preferred
stock into commons stock                --            --            --            --            --            --            --
Issuance of common stock
in private placement and
through equity line                     --            --            --            --            --            --     1,451,156
Issuance of common stock
and stock options in
exchange for services
rendered                                --            --            --            --            --            --     1,677,122
Issuance of common stock
for repayments of notes
payable                                 --            --            --            --            --            --       605,925
Issuance of common stock
for Stock Subscription
Receivable                         (68,750)           --            --            --            --            --            --
Canceled stock                          --            --            --            --            --            --       (55,300)
Issuance of Series C
preferred stock for
payment of interest
expense                                 --            --            --            --            --            --         7,326
Cancellation of Series
C preferred stock                  215,000            --            --            --            --            --            --
Issuance of Series D
preferred stock as
collateral                              --            --            --            --      (166,540)           --            --
Issuance of Series
D preferred stock as
finder's fee                            --            --            --            --            --            --         1,500
Issuance of Series
E preferred stock
in private placement                    --            --            --            --            --            --        50,000
Issuance of Series E
preferred stock as
commission fee                          --            --            --            --            --            --         4,977
Accrual of dividends                    --        (3,777)           --            --            --            --        (3,777)
Beneficial Conversion
Feature on Series E
preferred stock                         --            --       (47,542)           --            --            --        33,958
Reversal of deferred
equity issance costs                    --            --            --       595,000            --            --            --
Issuance of stock
options and warrants                    --            --            --            --            --            --            --
Expired options
Payments on notes with
investment stock                                                                                                       136,311
Reversal of stock options
and warrants                            --            --            --            --            --            --            --
Net loss                                --            --            --            --            --    (3,999,356)   (3,999,356)
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at September 30, 2002   (3,818,750)       (3,777)      (47,542)           --      (166,540)  (16,718,056)   (1,158,955)
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------


                                     U.S. MICROBICS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                                    2002             2001
                                                                                    ----             ----
Cash flow from operating activities:
Net loss                                                                         (3,999,356)      (3,527,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                         52,320           55,900
Loss on sale of asset                                                                 4,833               --
Impairment of asset                                                                   5,000               --
Gain on sales of investment                                                        (119,647)              --
Forgiveness of indebtedness                                                         (82,834)
Minority interest                                                                    (1,655)              --
Impairment of investments                                                            21,431               --
Beneficial conversion feature                                                        33,958               --
Issuance of preferred stock for services                                              6,477               --
Stock, stock options and warrants issued in exchange for services rendered        1,677,122        1,545,600
Consulting fees paid by related parties' stocks                                      55,321               --
Decrease (increase) in:
Accounts receivable                                                                  17,111          (22,100)
Prepaid expenses and other assets                                                  (123,481)             300
Inventories                                                                          24,900            3,900
Restricted cash                                                                    (251,796)
Deposits                                                                                (79)               0
Increase (decrease) in:
Accounts payable and accrued liabilities                                            405,334          314,200
                                                                                 -----------      -----------
Net cash provided by (used in) operating activities                              (2,275,041)      (1,629,900)

Cash flow from investing activities:
Purchase of property and equipment                                                   (3,285)          (4,200)
Proceeds from sale of property and equipment                                         45,000               --
Proceeds from sale of investments                                                   120,000               --
                                                                                 -----------      -----------
Net cash provided by (used in) investing activities                                 161,715           (4,200)

Cash flow from financing activities:
Repayment of obligation under capital lease                                            (900)          (4,900)
Proceeds from notes payable to related parties                                      366,590          986,800
Receipts of stocks from employees for note payables                                 299,900
Repayment of notes payable to related parties                                       (59,500)         (65,200)
Issuance of preferred stock in private placement                                     50,000          605,100
Issuance of common stock and warrants through equity line                         1,451,156               --
                                                                                 -----------      -----------
Net cash provided by (used in) financing activities                               2,107,246        1,521,800

                          See accompanying notes to consolidated financial statements

                                                      F-10


                                     U.S. MICROBICS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
                                                   (Continued)

Net increase (decrease) in cash and cash equivalents                           (6,080)      (112,300)

Cash and cash equivalents, beginning of period                                 50,600        162,900
                                                                             ---------      ---------

Cash and cash equivalents, end of period                                       44,520         50,600
                                                                             ---------      ---------

Supplemental disclosure of cash flow information:

Cash paid for income taxes                                                         --             --
Cash paid for interest                                                             --         14,100
Issuance of preferred stock for services                                        6,477             --
Issuance of preferred stock for accrued interest                                7,326             --
Issuance of preferred stock as collateral                                     166,540             --
Cancellation of Series C preferred stock                                     (215,001)            --
Issuance of common stock and stock options and warrants for services        1,632,130             --
Cancellation of common stock                                                  (55,300)            --
Repayment of notes payable to related parties through issuance of stock       605,925        719,000
Conversion of preferred stock to common stock                                   2,565          1,100
Equity compensation received for services rendered                             23,134             --

                          See accompanying notes to consolidated financial statements


                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

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

During the year ended September 30, 2000, the Company created two subsidiaries:
Natura Agricultura, S.A. DE C.V. and Proleedores Laborales Por Contrato, S.A. DE C.V. Both companies are domiciled in the country of Mexico and are 98 percent owned by Bio-Con Microbes and 2 percent owned by U.S. Microbics, Inc. The purpose of these subsidiaries is to serve as the Company's international marketing arm for agricultural products and services. Neither subsidiary had significant operations during the years ended September 30, 2002 and 2001.

During the year ended September 30, 2002, the Company created six subsidiaries which were incorporated in the State of Nevada. USM Capital Group, Inc. is 64.9% owned by U.S. Microbics and 29.7% owned by employees of U.S. Microbics. USM Technology Holding, USM Financial Solutions, Inc., USM Resources Development, USM Products, Inc. and USM Information Services, Inc. are 40% owned by U.S. Microbics and 60% owned by USM Capital Group, Inc. These subsidiaries were formed to merge with other corporations and "spin-off" a portion of the stock received in the mergers to U.S. Microbics, Inc.'s shareholders as a dividend. USM Capital Group Inc. will remain a controlled subsidiary functioning as a holding company for the stock retained in the merger "spin-off" process.

In 2002, the Company disposed of its wholly-owned subsidiaries, Applied Microbic Technology, Inc., USM Technology Holding, and USM Financial Solutions, Inc. These business segments are accounted for as discontinued operations, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued businesses are further described in Note H.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Accounts Receivable
-------------------

Accounts receivable is reported at its fair value and, in the opinion of management, is collectible and no allowance for doubtful accounts was necessary at September 30, 2002.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets
-----------------

The Company accounts for its long-lived assets under the provision of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.

Investments
-----------

The Company's investments in associated companies are accounted for under the equity method if the Company has the ability to exercise significant influence over the operating and financial policies of the investees, otherwise by the cost method. Under the cost method, the Company's share of the earnings and losses of such companies is not included in the consolidated statements of operations. In general, the Company applies the equity method to investments where it owns 20% or more of the outstanding voting stock of the investee.

Minority Interest in Subsidiaries
---------------------------------

Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheet reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries.

Income Taxes
------------

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

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2002 and 2001, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Revenue Recognition
-------------------

Revenue for product sales is recognized at the time the product is shipped to or picked up by the customer. Revenue for short-term engineering or remediation services is recognized at the completion of the contract. Sales under long-term contracts are accounted for under the percentage of completion method. Revenues are recognized as the actual cost of work performed related to the estimate at completion. Profits expected to be realized on contracts are based on the Company's estimates of total contract sales value and costs at completion. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to income.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended September 30, 2002 and 2001, advertising costs were not material to the consolidated statement of losses.

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,999,356 and $3,527,700 during the years ended September 30, 2002 and 2001, respectively. The Company's current liabilities exceeded its current assets by $1,193,386 as of September 30, 2002.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at September 30, 2002 and 2001.

Stock Based Compensation
------------------------

The Company follows APB opinion ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for stock-based compensation. Accordingly, we are not required to record compensation expense when stock options are granted to employees, as long as the exercise price is not less than the fair market value of the stock when the option is granted, and we are not required to record compensation expense in connection with Employee Stock Purchase Plans as long as the purchasing price is not less than 85% of the lower of the fair market value at the beginning of each offering period. In October 1995, the FASB issued SFAS 123, "Accounting for Stock Based Compensation." Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and net income (loss) per share as if we had adopted the new statement. The pro forma impact of applying SFAS 123 in fiscal 1999, 2000 and 2001 will not necessarily be representative of the pro forma impact in future years. The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the pro forma disclosure requirements.

The Company follows FASB Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, Or In Conjunction With Selling Goods or Services." EITF 96-18 provides that sales incentives in the form of equity instruments should be measured at the fair market value of sales incentive or fair market value of the equity instruments, whichever is more reasonable. The Company follows the EIFT 96-18 guidelines.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the year ended December 31, 1998 and has no items of comprehensive income to report.

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                       2002            2001
                                       ----            ----
Office furniture and equipment      $ 134,390       $ 134,400
Leasehold improvement                  14,376          19,400
Production equipment                  159,630         221,300
                                    ----------      ----------
                                      308,396         375,100
Less: accumulated depreciation       (176,496)       (139,300)
                                    ----------      ----------
                                    $ 131,900       $ 235,800
                                    ==========      ==========

Depreciation expense for the years ended September 30, 2002 and 2001 was $52,320 and $55,900, respectively.

NOTE C - DEPOSITS

Deposits at September 30, 2002 and 2001 consisted of security deposits on the Company's building leases, a utility company deposit, and a state sales and use tax deposit.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

                                                        2002            2001
                                                        ----            ----
Accounts payable                                    $  380,277      $  457,700
Accrued expenses:
   Interest                                             15,417          56,100
   Salaries, wages, vacation and related taxes         810,356         436,700
   Others                                              394,011         246,200
                                                    -----------     -----------
                                                    $1,600,061      $1,196,700
                                                    ===========     ===========

Included in the salaries, wages, vacation and related taxes section of accrued expenses is approximately $600,000 in delinquent unpaid payroll taxes. The Company has received notifications from the Internal Revenue Service that they intend to levy certain assets of the Company.

NOTE E - CAPITAL LEASE

The Company leases certain production equipment under a capital lease which runs through the November 2001. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is amortized over its estimated productive life. Depreciation of the asset under capital lease is included in depreciation expense for 2002 and 2001. The implicit interest rate on the capital lease is 10.8%.

The cost and related depreciation of equipment under the capital lease, which is included in the property and equipment referred to in Note B, are as follows at September 30, 2002:

 Production Equipment                                        $  21,221

 Less: Accumulated Depreciation                                (11,368)
                                                              ---------
                                                              $  9,853
                                                              =========

The interest charged to expense for the capital lease for each of the years ended September 30, 2002 and 2001 was $100 and $800, respectively. The depreciation charged to expense for the capital lease for each of the years ended September 30, 2002 and 2001 was $3,032.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE F - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consists of the following:

                                                    September 30,  September 30,
                                                       2002             2001
                                                    -------------  -------------

Note payable to Company Chief Executive Officer
in monthly installments of interest only at 12%
per annum; unsecured and due September 2005 and
August 2002 respectively.                           $     47,280          5,000

Note payable to Company Chief Operating Officer
in monthly installments of interest only at 12%
per annum; unsecured and due September 2005 and
August 2002 respectively.                                 16,650         62,600

Notes payable to an entity controlled by the
Company's Chief Executive Officer in monthly
installments of interest only at 12% per annum,
unsecured and due February 2003.                          38,010         30,000

Note payable to an investor in the principal amount
of $50,000 was payable as follow at the option
of the note holder on December 31, 2001:  $75,000
in cash; $75,000 equivalent in common stock;
140,000 shares of common stock.                               --         50,000

Note payable to an investor in the principal amount
of $25,000 was payable as follow at the option
of the note holder on December 31, 2001:  $37,500
in cash; $37,500 equivalent in common stock;
83,333 shares of common stock.                                --         25,000

Note payable to an investor in the principal amount
of $50,000 was payable as follow at the option
of the note holder on December 31, 2001:  $75,000
in cash; $75,000 equivalent in common stock;
166,667 shares of common stock.                               --         50,000

Notes payable to two investors in the principal
amount of $25,000, and $5,500 in monthly
installments of interest only at 12% per annum,
unsecured and due August 2001, and August 2002
respectively.                                                 --         30,500
                                                    -------------  -------------
Total                                                    101,940        253,100
Less: current portion                                     38,010        253,100
                                                    -------------  -------------

                                                    $     63,930   $         --
                                                    =============  =============

Aggregate maturities of long-term debt as of September 30, 2002 are as follows:

               Year                               Amount
               ----                               ------
               2003                            $   38,010
               2004                                    --
               2005                                63,930
                                               -----------
                                               $  101,940
                                               ===========

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE G - DEFICIENCY IN STOCKHOLDERS' EQUITY

Equity Line
-----------

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

As of January 2001, the end of the first six month period, the Company had not made additional sales of stock to Swartz other than a total of 59,730 shares sold during the year ended September 30, 2000. As such, in accordance with the terms of the investment agreement, the Company was obligated to pay fees in the amount of $95,200 to Swartz. Additionally, as of July 2001, the end of the second six month period, the Company had not made any additional sales of stock to Swartz and was obligated to pay an additional $100,000 in fees. Swartz subsequently waived all of these fees.

During the year ended September 30, 2002, the Company elected to make sales of stock to Swartz. A total of 6,070,204 shares of common stock and warrants to purchase 910,531 shares of common stock were issued. The exercise prices of the warrants range from $.09 to .34 per share. Net proceeds to the Company were $1,050,089.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE G - DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)

Stock Dividend
--------------

The Company declared a stock dividend on August 30, 2002 to spin off 5,884,149 shares of Majestic Safe-T Products, Ltd. ("Majestic Safe-T") common stock to the Company's shareholders. The Company's shareholders of record on August 30, 2002 will receive 1 share of Majestic Safe-T common stock for each 8 shares of common stock of U.S. Microbics held. No fractional shares will be issued. The Company will distribute the shares following the effective date of Majestic Safe-T's registration statement with the Securities and Exchange Commission ("SEC").

The Company declared a stock dividend on July 3, 2002 to spin off 2,175,028 shares of Capital Group Holdings Corporation ("CGHC") common stock to the Company's shareholders. The Company's shareholders of record on July 3, 2002 will receive 1 share of CGHC common stock for each 18 shares of common stock of U.S. Microbics held. No fractional shares will be issued. The Company will distribute the shares following the effective date of CGHC's registration statement with the Securities and Exchange Commission ("SEC").

Preferred Stock
---------------

The Company is authorized to issue 20,000,000 shares of preferred stock. The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established. All convertible preferred shares are noncumulative, nonparticipating and do not carry any voting privileges.

In October 1991, the Board of Directors authorized the issuance of 500,000 shares of Series II Convertible preferred stock. Each share of Series II preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series II preferred share may be converted to common stock after a specified holding period as follows: after one year, two shares of common stock: after two years, five shares of common stock; after three years, ten shares of common stock. In November 1996, the Board of Directors changed the conversion schedule as follows: commencing January 1, 1997, each shareholder shall be entitled to convert an initial amount of 250 shares to 2,500 shares of common stock. The shareholder shall be entitled to convert the balance of their Series II Preferred shares in increments of 475 shares during each six-month period thereafter beginning July 1, 1997. In February 2000 these conversion restrictions were removed.

In March 1992, the Board of Directors authorized the issuance of 500,000 shares of Series B Convertible preferred stock. Each share of Series B preferred stock is entitled to preference upon liquidation of $1.00 per share for any unconverted shares. Each Series B preferred share may be converted to common stock after a specified holding period as follows: after one year, two shares of common stock; after two years, five shares of common stock. In November 1996, the Board of Directors changed the conversion schedule as follows: commencing January 1, 1997, each shareholder shall be entitled to convert an initial amount of 250 shares to 1,250 shares of common stock. The shareholder shall be entitled to convert the balance of their Series B Preferred shares in increments of 475 shares during each six-month period thereafter beginning July 1, 1997. In February 2000 these conversion restrictions were removed.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE G - DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock (Continued)
---------------------------

In April 2002, the Board of Directors authorized the issuance of 50,000 shares of Series E convertible preferred stock. Each share of Series E preferred stock is entitled to preference upon liquidation of $100 per share for any unconverted shares, and the liquidation preference is junior only to that of all previously issued preferred shares. Each Series E preferred share is convertible into common shares at the conversion rate of 1 share of Series E preferred stock for 500 shares of common stock no sooner than one year after the issue date and no later than three years after the issue date. The Company may at any time beginning one year after the issue date but not later than three years after the issue date call for redemption the Series E preferred stock for 150% to 250% of the original purchase price paid, depending on the length of the time the Series E preferred stock is held. Dividends on the shares of the Series E preferred stock are cumulative and are payable quarterly at an annual rate of 10% based on the purchase price paid. The first dividend is to be paid at the end of the first calendar quarter following a three-month holding period by the purchaser.

The three-month holding period begins with the issue date. Subsequent dividends are paid quarterly until the Series E preferred shares are converted or called by the Company.

The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of September 30, 2002, there were 6,458 shares of Series A (II) preferred stock, 5,522 shares of Series B preferred stock, 23,521 shares of Series C preferred stock, 10,300 shares of Series D preferred stock, and 696 shares of Series E preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 3,849,900 shares of common stock. As of September 30, 2002, the Company accrued $1,973 in dividends for the Series E preferred stock.

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

Preferred stock transactions during the year ended September 30, 2002:

In January 2002, the Company issued 129 shares of Series C preferred stock in exchange for payment of interest. The shares were valued at $1,806 and have been charged to the statement of losses for the year ended September 30, 2002.

In June 2002, the Company issued 276 shares of Series C preferred stock in exchange for payment of interest. The shares were valued at $5,520 and have been charged to the statement of losses for the year ended September 30, 2002.

In March 2002, the Company issued 10,000 shares of Series D preferred stock as collateral to a company who secured a letter of credit in the amount of $166,540 on behalf of the Company pursuant to a remediation contract with the State of South Carolina. These shares were valued at $166,540 and have been recorded as deferred financing costs at September 30, 2002.

In April 2002, the Company issued 100 shares of Series D preferred stock in exchange for a finder's fee related to the guarantor of the above letter of credit. The shares were valued at $1,500 and have been charged to the statement of losses for the year ended September 30, 2002 and represents the fair value of the services received which did not differ materially from the value of the stock issued.

In May 2002, the Company issued 633 shares of Series E preferred stock to private investors at various prices, with total proceeds to the Company of $50,000. The Company recorded a discount on preferred stock in the amount of $81,500 and amortized $33,958 as the beneficial conversion feature on the issuance of the Series E preferred stock. The Company also issued 63 shares of Series E preferred stock to an individual in exchange for commission fees for the sale of the Series E preferred stock. These shares were valued at $79 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In August 2002, the Company cancelled 2,250 shares of Series C preferred stock that were valued at a total of $215,001.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE G - DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock (Continued)
---------------------------

Preferred stock transactions during the year ended September 30, 2001:

During January 2001, the Company issued 1,000 shares of Series C preferred stock to a consultant for services. The transaction was valued at approximately $65 per share.

During February 2001, the Company issued 200 shares of Series C preferred stock to a consultant for services. The transaction was valued at approximately $50 per share.

During March 2001, the Company issued 100 shares of Series C preferred stock to a note holder for interest. The transaction was valued at approximately $50 per share.

During August 2001, the Company issued 160 shares of Series C preferred stock to a note holder for interest. The transaction was valued at approximately $35 per share.

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

Common Stock
------------

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.0001 per share. As of September 30, 2002 the Company has issued and outstanding 47,579,111 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

Common stock transactions during the year ended September 30, 2002:

During October 2001, the Company issued an aggregate of 19,167 shares of common stock to consultants for services. Theses shares were valued at prices between approximately $.27 to $.75 per share. In October 2001, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 60,000 shares of common stock in exchange for cancellation of 600 shares of Series C preferred stock.

During November 2001, the Company issued an aggregate of 259,504 shares of common stock to consultants and employees for services. These shares were valued at prices between approximately $.22 to $.31 per share. An aggregate of 490,000 shares of common stock were sold to Swartz and warrants to purchase 73,500 shares of common stock were issued. Net proceeds to the Company were $103,500.

During December 2001, the Company issued 383,135 shares of common stock to consultants and employees for services. The transactions were valued at approximately $.25 to $.31 per share. A total of 491,837 shares of common stock were sold to Swartz and warrants to purchase 73,776 shares of common stock were issued in exchange for proceeds of $102,500, net of costs.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE G - DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (Continued)
------------------------

During January 2002, the Company issued an aggregate of 297,500 shares of common stock to consultants for services. Theses shares were valued at prices between approximately $.20 to $.30 per share. An aggregate of 250,000 shares of common stock were sold to Swartz and warrants to purchase 37,500 shares of common stock were issued in exchange for $56,250, net of costs. In addition, the Company issued 1,364,000 shares of common stock in exchange for $150,000 of previously incurred debt.

During February 2002, the Company issued an aggregate of 716,761 shares of common stock to consultants and employees for services. Theses shares were valued at prices between approximately $.20 to $.77 per share. In February 2002, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 328,667 shares of common stock in exchange for cancellation of 3,287 shares of Series C preferred stock. An aggregate of 687,500 shares of common stock were sold to Swartz in exchange for $95,375 of net proceeds and $37,500 of previously incurred debt and warrants to purchase 103,125 shares of common stock were issued.

During March 2002, the Company issued an aggregate of 363,418 shares of common stock to consultants and employees for services. Theses shares were valued at prices between approximately $.15 per share. In March 2002, certain Series C and D preferred stockholders exercised their preferred stock conversion rights and the Company issued 615,000 shares of common stock in exchange for cancellation of 1,150 shares of Series C preferred stock and 5,000 shares of Series D preferred stock. In addition, the Company issued 3,949,206 shares of common stock in exchange for $391,924 of previously incurred debt.

During April 2002, the Company issued an aggregate of 513,903 shares of common stock to consultants and employees for services. Theses shares were valued at prices between approximately $.15 per share. In addition, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 60,000 shares of common stock in exchange for cancellation of 600 shares of Series C preferred stock.

During May 2002, the Company issued an aggregate of 831,355 shares of common stock to consultants for services. Theses shares were valued at prices between approximately $.15 to $.36 per share. An aggregate of 1,182,667 shares of common stock were sold to Swartz and warrants to purchase 177,400 shares of common stock were issued in exchange for $324,100, net of costs. In addition, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 200,000 shares of common stock in exchange for cancellation of 2,000 shares of Series C preferred stock.

During June 2002, the Company issued an aggregate of 707,965 shares of common stock to consultants for services. Theses shares were valued at prices between approximately $.10 to $.33 per share. An aggregate of 1,868,200 shares of common stock were sold to Swartz and warrants to purchase 280,230 shares of common stock were issued in exchange for $235,714, net of costs. In addition, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 762,000 shares of common stock in exchange for cancellation of 7,620 shares of Series C preferred stock. The Company issued 600,000 shares of common stock in exchange for $104,320 of previously incurred debt and a total of 1,575,000 shares of common stock were issued to employees and investors in exchange for $793,750, evidenced by promissory notes due June 30, 2005.

During July 2002, the Company issued an aggregate of 1,161,768 shares of common stock to consultants and employees for services. These shares were valued at prices between approximately $.13 to $.20 per shares. In July 2002, certain Series C and D preferred stockholders exercised their preferred stock conversion rights and the Company issued 326,000 shares of common stock in exchange for cancellation of 3,060 shares of Series C preferred stock and 200 shares of Series D preferred stock. An aggregate of 1,100,000 shares of common stock were sold to Swartz and warrants to purchase 165,000 shares of common stock were issued in exchange for $110,000, net of costs. The Company also issued a total of 816,670 shares of common stock in exchange for $81,667 net of costs and fees.

During August 2002, the Company issued an aggregate of 2,943,288 shares of common stock to consultants and employees for services. These shares were valued at prices between approximately $.04 to $.19 per shares. In August 2002, certain Series II and C preferred stockholders exercised their preferred stock conversion rights and the Company issued 190,500 shares of common stock in exchange for cancellation of 250 shares of Series II preferred stock and 1,880 shares of Series C preferred stock. In addition, the Company issued a total of 2,843,125 shares of common stock in exchange for $252,050 net of costs and fees. The Company canceled 724,950 shares of common stock previously issued to investors in connection with a cancellation of stock subscription notes of $725,000.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE G - DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (Continued)
------------------------

During September 2002, the Company issued an aggregate of 64,694 shares of common stock to consultants and employees for services. These shares were valued at prices between approximately $.12 per shares. In addition, the Company issued a total of 900,000 shares of common stock in exchange for $90,000 net of costs and fees. The Company also cancelled 158,000 shares of common stock that were valued at a total of $55,300.

Common stock transactions during the year ended September 30, 2001:

During October 2000, the Company issued 1,000 shares of common stock to a consultant for services. The transaction was valued at approximately $.60 per share.

During January 2001, the Company issued 56,667 shares of common stock to consultants for services. The transactions were valued at approximately $.75 to $.95 per share.

During February 2001, the Company issued 73,167 shares of common stock to consultants for services and employees in lieu of cash salary payments. The transactions were valued at approximately $.60 to $.90 per share.

During March 2001, the Company issued 29,667 shares of common stock to consultants for services and employees in lieu of cash salary payments. The transactions were valued at approximately $.60 to $.70 per share.

During April 2001, the Company issued 33,667 shares of common stock to consultants and attorneys for services. The transactions were valued at approximately $.45 to $.90 per share.

During May 2001, the Company issued 7,667 shares of common stock to consultants for services. The transactions were valued at approximately $.80 to $1.00 per share.

During June 2001, the Company issued 1,168,956 shares of common stock to consultants and attorneys for services and employees in lieu of cash salary payments. The transactions were valued at approximately $.75 to $.80 per share.

During July 2001, the Company issued 139,167 shares of common stock to consultants for services. The transactions were valued at approximately $.35 to $.75 per share.

During August 2001, the Company issued 452,079 shares of common stock to consultants for services and employees in lieu of cash salary payments. The transactions were valued at approximately $.30 to $.75 per share.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE G - DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (Continued)
------------------------

During September 2001, the Company issued 243,834 shares of common stock to consultants and attorneys for services and investors for obtaining financing. The transactions were valued at approximately $.25 to $.35 per share. Also in September 2001, 3,594,605 shares of common stock were issued by the Company to the President and Chief Operating Officer for repayment of notes payable to them. These transactions were valued at approximately $.20 per share.

Treasury Stock
--------------

Treasury stock consists of 1,000 shares of Series C preferred stock and 700 shares of common stock that were returned to the Company upon the expiration of two stock subscription notes receivable during the year ended September 30, 2001.

Stock Options and Warrants
--------------------------

The Company issued options and warrants during the years ended September 30, 2002 and 2001 for consulting services, employee bonuses, fees in connection with obtaining financing, and various other services. The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2002:

                                                                                       Options and Warrants
                          Options and Warrants Outstanding                                  Exercisable
                          --------------------------------                                  -----------
                                            Weighted Average          Weighed                        Weighted
       Range of            Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
       $ 0.09 ~ 0.59       1,610,531                 4.67           $ 0.17             1,510,531         $  0.17
         0.60 ~ 0.89          96,877                 3.91             0.67                96,877            0.67
         1.00 ~ 5.00       2,350,000                 0.97             3.20             2,350,000            3.20
               10.00         100,000                 0.92            10.00               100,000           10.00
                            -------                  ----            -----         -------------          -------
                           4,157,408                 2.47           $ 2.14             4,057,408          $ 2.14
                           =========                 ====           ======         =============          ======

Transactions involving options and warrants issuance are summarized as follows:

                                              Weighted Average
                                   Shares       Exercise Price
                                   ------       --------------
Balance, September 30, 2000       4,436,960       $   2.15
Granted                              87,917           0.65
Exercised                        (1,300,000)          1.23
Expired/Canceled                   (225,000)          2.50
                                 -----------      ---------
Balance, September 30, 2001       2,999,877           2.46
Granted                           2,845,531           0.20
Exercised                        (1,575,000)          0.50
Expired/Canceled                   (113,000)          1.68
                                 -----------      ---------
Balance, September 30, 2002       4,157,408       $   2.14
                                 ===========      =========

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

Stock Options and Warrants (Continued)
--------------------------------------

The weighted-average fair value of stock options and warrants granted to employees and consultants during the years ended September 30, 2002 and 2001 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                                        2002              2001
                                                                                        ----              ----
   Weighted average grant date fair value per share:                                  $ 0.26            $ 0.79
   Significant assumptions (weighted-average):
       Risk-free interest rate at grant date                                           1.95%             5.09%
       Expected stock price volatility                                                   97%              507%
       Expected dividend payout                                                            -                 -
       Expected option/warrant life-years (a)                                              5                 5
         (a) The expected option/warrant life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been ($4,316,748) and $(0.15) in 2002 and $(4,067,800) and $(0.31) in 2001, respectively.

NOTE H - DISCONTINUED OPERATIONS

Disposal of Applied Microbic Technology, Inc.
---------------------------------------------

On September 6, 2002, the Company sold 88% of its wholly-owned subsidiary, Applied Microbic Technology, Inc. ("AMTI"), to Capitol Group Holdings Corporation ("CGHC") in exchange for 6,000,000 shares of common stock in CGHC, of which 2,400,000 shares were issued to the Company and 3,600,000 shares were issued to USM Capital Group, Inc., a majority-owned subsidiary of the Company. The results of operations for all years presented have been restated for the discontinued operations. Net assets (liabilities) of Applied Microbic Technology, Inc. segment at September 30, 2002 are as follows:

Assets sold                                                        $       -
Liabilities assumed                                                    3,745
                                                                   ----------
Net assets (liabilities) of discontinued operations                $   3,745
                                                                   ==========

Operating results for the Applied Microbic Technology, Inc. segment for the years ended September 30, 2002 and 2001 were:

                         2002          2001
                         ----          ----
Revenues               $    --       $    --
Expenses                (6,184)         (716)
                       --------      --------
Net income (loss)      $(6,184)      $  (716)
                       ========      ========

Subsequent to the sale of AMTI, the Company will have no continuing involvement in the operations of the business. The Company, nor any of its management, officers, directors or significant shareholders are officers, directors, or in any position to affect financial or operating policies of the AMTI business. The owners of the AMTI business are not officers, directors or significant shareholders of the Company. The 12% interest of the AMTI business retained by the Company will be held as an investment available for sale.

Disposal of USM Technology Holdings
-----------------------------------

On September 19, 2002, the Company sold 100% of its wholly-owned subsidiary, USM Technologies Holding ("USMTH"), to Majestic Safe-T Products, Ltd. ("MSPL") in exchange for 15,000,000 shares of common stock in MSPL, of which 6,000,000 shares were issued to the Company and 9,000,000 shares were issued to USM Capital Group, Inc., a majority-owned subsidiary of the Company. The results of operations for all years presented have been restated for the discontinued operations.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE H - DISCONTINUED OPERATIONS (CONTINUED)

Net assets (liabilities) of USM Technologies Holdings segment at December 31, 2002 are as follows:

Assets sold                                                    $     240
Liabilities assumed                                                   --
                                                               ----------
Net assets (liabilities) of discontinued operations            $    (240)
                                                               ==========

Disposal of USM Technology Holdings (Continued)
-----------------------------------------------

Operating results for the USM Technology Holdings segment for the year ended December 31, 2002 were:

                                     2002
                                     ----
Revenues                           $    1,145
Expenses                               (5,905)
                                   -----------
Net income (loss)                  $   (4,760)
                                   ===========

Subsequent to the sale of USMTH the Company has had no continuing involvement in operations of the business. The Company, nor any of its management, officers, directors or significant shareholders are officers, directors, or in any position to affect financial, or operating policies of the USMTH business. The owners of the USMTH business are not officers, directors or significant shareholders of the Company.

Disposal of USM Financial Solutions, Inc.
-----------------------------------------

On September 24, 2002, the Company sold 100% of its wholly-owned subsidiary, USM Financial Solutions, Inc. ("USMFS"), to Commerce Development Corporation ("CDC") in exchange for 800,000 shares of common stock in CDC, of which 320,000 shares were issued to the Company and 480,000 shares were issued to USM Capital Group, Inc., a majority-owned subsidiary of the Company. The results of operations for all years presented have been restated for the discontinued operations.

Net assets (liabilities) of USM Financial Solutions, Inc. segment at December 31, 2002 are as follows:

Assets sold                                                    $      --
Liabilities assumed                                                   --
                                                               ----------
Net assets (liabilities) of discontinued operations            $      --
                                                               ==========

Operating results for the USM Financial Solutions, Inc. segment for the year ended December 31, 2002 were:

                                      2002
                                      ----
Revenues                           $      669
Expenses                               (2,669)
                                   -----------
Net income (loss)                  $   (2,000)
                                   ===========

Subsequent to the sale of USMFS the Company has had no continuing involvement in operations of the business. The Company, nor any of its management, officers, directors or significant shareholders are officers, directors, or in any position to affect financial, or operating policies of the USMFS business. The owners of the USMFS business are not officers, directors or significant shareholders of the Company.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE I - MINORITY INTEREST

The Company's majority-owned subsidiary, USM Capital Group, Inc., issued 500,000 shares of common stock to private investors at $0.10 per share for total proceeds of $50,000. In addition, USM Capital Group, Inc. issued 2,750,000 shares of common stock to the Company's employees for bonus compensation at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Of the shares issued for employee bonus compensation, 1,250,000 shares were issued to two principal shareholders of the Company and those shares have been reflected as part of the Company's investment in USM Capital Group, Inc. Both transactions resulted in a minority interest of $51,500, or 22%, which reflects the original investment by the minority shareholders of USM Capital Group, Inc. As of September 30, 2002, the minority shareholders' share of the loss of USM Capital Group, Inc. is $39,692.

The Company's majority-owned subsidiary, Sub Surface Waste Management, Inc., issued 1,000,000 shares of common stock to the Company's employees for bonus compensation at $.01 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Of the shares issued for employee bonus compensation, 450,000 shares were issued to two principal shareholders of the Company and those shares have been reflected as part of the Company's investment in Sub Surface Waste Management, Inc. This transaction resulted in a minority interest of $5,500, or 5%, which reflects the original investment by the minority shareholders of Sub Surface Waste Management, Inc. As of September 30, 2002, the minority shareholders' share of the earnings of Sub Surface Waste Management, Inc. is $41,941.

The Company's majority-owned subsidiary, Sol Tech Corporation, sold 100,000 shares of common stock with a par value of $.001 to a private investor at $.05 per share for total proceeds of $5,000. This transaction resulted in a minority interest of $5,000, or 3%, which reflects the original investment by the minority shareholder of Sol Tech Corporation. As of September 30, 2002, the minority shareholder's share of the loss of Sol Tech Corporation is $594.

NOTE J - INVESTMENT IN NONMARKETABLE EQUITY SECURITIES - COST METHOD

Investment in Capitol Group Holdings Corporation
------------------------------------------------

The Company's investment in Capitol Group Holdings Corporation represents a 0.4 % interest in that corporation's outstanding common stock. The Company accounts for its remaining 224,972 shares, after a stock dividend in CGHC's stock declared to the Company's stockholders, by the cost method. The estimated fair value of the investment is $0 as of September 30, 2002 (see Note K).

The Company's majority-owned subsidiary, USM Capital Group, Inc. ("USMCGI"), also owns a 4.7 % interest in CGHC's outstanding common stock. USMCGI was originally issued 3,600,000 shares in exchange for the common stock of Applied Microbic Technology, Inc., of which 440,000 shares were issued in exchange for forgiveness of debt, 610,000 shares were issued to the Company's stockholders as an investment incentive, and 200,000 shares were sold to private investors for total proceeds of $100,000. USMCGI accounts for its remaining 2,350,000 shares by the cost method. The estimated fair value of the investment is $0 as of September 30, 2002 (see Note K).

The Company's majority-owned subsidiary, Sol Tech Corporation, entered into a consulting agreement with CGHC to provide services in exchange for 100,000 shares of common stock in CGHC (see Note N). The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Sol Tech Corporation's investment in CGHC represents a 0.2 % interest in that corporation's outstanding common stock and Sol Tech Corporation accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2002 (see Note K).

Investment in Majestic Safe-T Products, Ltd.
--------------------------------------------

The Company's investment in Majestic Safe-T Products, Ltd. represents a 0.6 % interest in that corporation's outstanding common stock. The Company accounts for its remaining 315,851 shares, after a stock dividend in MSPL's stock declared to the Company's stockholders, by the cost method. The estimated fair value of the investment is $0 as of September 30, 2002 (see Note K).

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE J - INVESTMENT IN NONMARKETABLE EQUITY SECURITIES - COST METHOD (CONTINUED)

The Company's majority-owned subsidiary, USM Capital Group, Inc., also owns a 24% interest in Majestic Safe-T Product, Ltd.'s outstanding common stock.
USMCGI was originally issued 9,000,000 shares of MSPL's common stock. Subsequently, USMCGI issued 300,000 shares of MSPL's common stock to the Company's employees for bonus compensation at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. USMCGI also issued 200,000 shares to two principal shareholders of the Company, which increased the Company's investment in MSPL. The Company accounts for its remaining 8,500,000 shares by the cost method. The Company, nor any of its management, officers, directors or significant shareholders are officers, directors, or in any position to affect financial, or operating policies of MSPL's business. The estimated fair value of the investment is $0 as of September 30, 2002 (see Note K).

The Company's majority-owned subsidiary, Sol Tech Corporation, entered into a consulting agreement with Majestic Safe-T Products, Ltd. to provide services in exchange for 750,000 shares of common stock in MSPL (see Note N). The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Sol Tech Corporation subsequently sold 133,333 shares of common stock in MSPL to a private investor for total proceeds of $10,000. Sol Tech Corporation accounts for its remaining 616,667 shares, or 1.8%, by the cost method. The estimated fair value of the investment is $0 as of September 30, 2002 (see Note K).

Investment in Majestic Company
------------------------------

The Company's majority-owned subsidiary, Sol Tech Corporation, entered into a consulting agreement with Majestic Company to provide services in exchange for 150,000 shares of preferred stock in Majestic Company. The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. As a result, Sol Tech Corporation owns a 1.5% interest in Majestic Company. Sol Tech Corporation accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2002 (see Note K).

Investment in Universal Broadband Communications, Inc.
------------------------------------------------------

The Company's majority-owned subsidiary, USM Capital Group, Inc., entered into a consulting agreement with Universal Broadband Communications, Inc. ("UBB") to provide services in exchange for 242,000 shares of common stock in UBB. The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. As a result, USMCGI owns a 1.8% interest in UBB. USMCGI accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2002 (see Note K).

The Company's majority-owned subsidiary, Sol Tech Corporation, entered into a consulting agreement with Universal Broadband Communications, Inc. to provide services in exchange for 110,000 shares of common stock in UBB. The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Subsequently, Sol Tech Corporation sold 20,000 shares of common stock in UBB to a private investor for total proceeds of $10,000. As a result, Sol Tech Corporation owns a 0.7% interest in UBB. Sol Tech Corporation accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2002 (see Note K).

Investment in Commerce Development Corporation
----------------------------------------------

The Company's investment in Commerce Development Corporation, Ltd. ("CDC") represents a 1.6% interest in that corporation's outstanding common stock. The Company accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2002 (see Note K).

The Company's majority-owned subsidiary, USM Capital Group, Inc., was originally issued 480,000 shares in exchange for the common stock of USM Financial Solutions, Inc. Subsequently, USMCGI entered into a consulting agreement with CDC to provide services in exchange for 200,000 shares of common stock in CDC (see Note N). The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. As a result, USMCGI also owns a 3.3% interest in CDC's outstanding common stock. USMCGI accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2002 (see Note K).

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE K - IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards Board No. 144 ("SFAS No.144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews the carrying value of its investments whenever circumstances indicate that the carrying value may not be recoverable. If projected undiscounted future cash flows are lower than the carrying value of its equity interest in affiliates, an impairment would be recorded. For the year ended September 30, 2002, the Company recorded an impairment of $21,431 on its equity interest in affiliates due to the inactivity of these companies.

NOTE L - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $16,718,056, which expire through 2022. The future utilization of the operating loss carryforwards or the time period in which the carryforwards could be utilized could be limited if certain historical stockholders of Majestic sell their shares within two years of the purchase of Skytex. The deferred tax asset related to the carryforward is approximately $5,438,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.

Components of deferred tax assets as of September 30, 2002 are as follows:

        Non Current:
        Net operating loss carryforward                      $   5,438,000

        Valuation allowance                                     (5,438,000)
                                                             --------------
        Net deferred tax asset                               $          --
                                                             ==============

NOTE M - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                      2002              2001
                                                      ----              ----
   Net loss available for common shareholders     $ (3,999,356)    $ (3,527,700)
                                                  =============    =============
   Basic and fully diluted loss per share                 (.14)            (.27)
                                                  =============    =============
   Weighted average common shares outstanding       29,113,372       13,257,540
                                                  =============    =============

NOTE N - RELATED PARTY TRANSACTIONS

Revenues
--------

The Company did not have any sales to relate parties for the year ended September 30, 2002. Included in the consolidated statement of losses for the years ended September 30, 2001 is $9,300 in sales to a stockholder and former member of the Company's Board of Directors. The sales are in the form of engineering services.

Consulting Agreements with Capital Group Holdings Corporation
-------------------------------------------------------------

On September 3, 2002, Sol Tech Corporation entered into an Independent Client Service Agreement with Capital Group Holdings Corporation ("CGHC"), to provide strategic business consulting for real estate related environmental matters and other technical and business consulting. The agreed consideration was 100,000 shares of CGHC common stock. As of September 30, 2002, Sol Tech Corporation had received the 100,000 shares of CGHC common stock. The transaction was valued at $.001 per share, the par value of the stock received (see Note J).

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE N - RELATED PARTY TRANSACTIONS (CONTINUED)

On October 24, 2002, Sub Surface Waste Management, Inc. ("SSWM"), entered into a Strategic Services Agreement with Capital Group Holdings Corporation. Under the terms of the Agreement, SSWM is to provide environmental engineering sub-contractor services, ASTM Phase 1 site assessments, waste stream analysis and other environmental and engineering services. The agreed upon retainer is $60,000 payable in S-8 stock or in cash at the rate of $10,000 per month for a period of six months. SSWM will begin work on this contract pending the funding of the operations of CGHC.

Consulting Agreement with Majestic Safe-T-Products
--------------------------------------------------

On September 3, 2002, Sol Tech Corporation ("Sol Tech") entered into an Independent Client Service Agreement with Majestic Safe-T-Products Ltd. ("MSPL"). Sol Tech Corporation agreed to provide strategic business consulting services for MSPL's Diesel Filter and Glovebox products and markets and other technical and business consulting services as agreed upon. Compensation to Sol Tech was 750,000 shares of MSPL's common stock, which was received by Sol Tech on September 30, 2002, for services rendered under the contract. The transaction was valued at $.001 per share, the par value of the stock received (see Note J).

Consulting Agreement with Commerce Development Corporation
----------------------------------------------------------

USM Capital Group, Inc. ("USMCGI"), entered into an Independent Client Service Agreement with Commerce Development Corporation, Ltd. ("CDC"). Under the terms of the agreement, USMCGI was to provide financial strategy for a possible merger and business development consulting to help CDC raise additional private capital. Compensation to USMCGI was 200,000 shares of CDC common stock. The transaction was valued at $.001 per share, the par value of the stock received (see Note J).

Notes Payable to Related Parties
--------------------------------

The Company's officers and entities controlled by the Company's officers have advanced the Company funds during September 30, 2002 for working capital purposes. The net amount of advances due the related parties at September 30, 2002 was $101,940 (see Note F).

NOTE O - COMMITMENTS AND CONTINGENCIES

Employment agreements
---------------------

On October 1, 1998, the Company entered into employment agreements with its President and Chief Operating Officer. Both of the new agreements are for five years and provide for minimum salary levels, incentive bonuses, and specified benefits. Additionally, the President and Chief Operating Officer each received options to purchase 1,000,000 shares of common stock at a price of $1.25 per share as part of their employment agreements. These options vest over a five year period. The aggregate commitment for future salaries, excluding bonuses and benefits, from these employment agreements is $600,000 as of September 30, 2002.

Technology license agreement
----------------------------

Xyclonyx, a wholly-owned subsidiary of the Company, has a technology license agreement with three individuals including the Chief Operating Officer of the Company. The agreement is for seventeen years or the life of the patents, which ever is greater, and specifies royalties in the amount of six percent of gross revenues subject to certain adjustments as specified in the agreement.

Litigation
----------

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE O - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Building Leases
---------------

During the year ended September 30, 1998, the Company began leasing office and warehouse space under an operating lease expiring on August 31, 2003. The Company has an option to extend the lease for five more years if it so desires. During the year ended September 30, 2000, the Company began leasing office space for its engineering staff under an operating lease expiring in September 8, 2003. Minimum future rental payments under these leases for fiscal year 2003 is as follows:

Minimum future lease payments for the lease, which commenced on September 30, 1998 and terminates on August 31, 2003, are $197,450 plus common area maintenance expenses of approximately $20,400.

Minimum future lease payments on the lease terminating on September 8, 2003 are approximately $32,000.

Rent expense totaled $267,225 and $278,300, respectively, during the years ended September 30, 2002 and 2001.

Restricted Cash
----------------

As a condition of providing engineering and remediation services, the Company may be contractually required to provide performance bonding insuring the satisfactory completion of the agreed upon services. In addition, the issuers of the performance bonks may require the Company to deposit collateral sufficient to secure the bonds.

The Company has secured certain outstanding performance bonds with cash in the amount of $251,796, which is included in the accompanying financial statements as restricted cash at September 30, 2002.

NOTE P - SUBSEQUENT EVENTS

Employments Agreements
----------------------

Effective December 23, 2002, SSWM entered into an employment agreement with its President and Chief Executive Officer. This employment agreement provides for a term of five years, at an initial annual base salary of $150,000, salary increases of $10,000 per annum for each of the first four years and an increase of $20,000 for the fifth year, and discretionary incentive bonuses.

Effective December 23, 2002, SSWM entered into an employment agreement with its Vice President and Chief Operating Officer. This employment agreement provides for a term of five years, at an initial annual base salary of $145,000, salary increases of $10,000 per annum for each of the first four years and an increase of $20,000 for the fifth year, and discretionary incentive bonuses.

Capital Stock Exchange Agreements
---------------------------------

On October 23, 2002, the Board of Directors of the Company authorized its wholly-owned subsidiary, Sub Surface Waste Management Inc., ("SSWM") a Nevada Corporation, to enter into a Capital Stock Exchange Agreement with Covingham Capital Corporation ("CCC"), a Delaware Corporation. Covingham Capital Corporation was reincorporated in the State of Delaware, on July 3, 2000 and is a public non-trading company with no operations. U.S. Microbics, Inc., through two of its subsidiaries by a purchase transaction and providing services, acquired a 56.29% controlling interest in CCC prior to the exchange of common stock between CCC and SSWM.

Pursuant to the terms of the Capital Stock Exchange Agreement, which was completed on December 20, 2002, CCC issued 10,744,000 shares of its common stock in exchange for 10,744,000 shares or 100% of the outstanding common stock of SSWM. At the completion of the Agreement, SSWM became a wholly-owned subsidiary of CCC.

In connection with the Capital Stock Exchange Agreement, Covingham Capital Corp. amended its articles of incorporation to change its name to Sub Surface Waste Management of Delaware, Inc. In January 2003, Sub Surface Waste Management of Delaware, Inc., intends to file an application with the National Association of Securities Dealers for its stock to become publicly traded on the over-the-counter bulletin board.

Spinoff/dividend distribution of Commerce Development Corporation
-----------------------------------------------------------------

The Company declared a stock dividend on October 28, 2002 to spin off shres of common stock in Commerce Development Corporation ("CDC") to the Company's shareholders. The Company's shareholders of record on October 28, 2002 will receive 1 share of CDC's common stock for every 125 shares of common stock of U.S. Microbics held. No fractional shares will be issued. The Company will distribute the shares following the effective date of CDC's registration statement with the Securities and Exchange Commission ("SEC").

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

NOTE Q - GOING CONCERN

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended September 30, 2002, the Company incurred losses from operations of $3,999,356. This factor among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors (see Note G). There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

EMPLOYMENT AGREEMENTS

         Effective December 23, 2002 SSWM entered into an employment agreement with Bruce S. Beattie, its President and Chief Executive Officer. Mr. Beattie's employment agreement provides for a term of five years, at an initial annual base salary of $150,000, salary increases of $10,000 per annum for each of the first four years and an increase of $20,000 for the fifth year, and discretionary incentive bonuses.

         Effective December 23, 2002 SSWM entered into an employment agreement with Behzad Mirzayi its Vice President and Chief Operating Officer. Mr. Mirzayi's employment agreement provides for a term of five years, at an initial annual base salary of $145,000, salary increases of $10,000 per annum for each of the first four years and an increase of $20,000 for the fifth year, and discretionary incentive bonuses.

CAPITAL STOCK EXCHANGE AGREEMENTS

SUB SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

         On October 23, 2002, the Board of Directors of the Company authorized its wholly-owned subsidiary, Sub Surface Waste Management Inc., ("SSWM") a Nevada Corporation to enter into a Capital Stock Exchange Agreement with Covingham Capital Corp., a Delaware Corporation. Covingham Capital Corp., ("CCC") was reincorporated in the State of Delaware, on July 3, 2000 and is a public non-trading shell. U.S. Microbics, Inc., through two of its subsidiaries, acquired by purchase and by services a 56.29% controlling interest in CCC prior to the exchange of common stock between CCC and SSWM.

         Pursuant to the terms of the Capital Stock Exchange Agreement which was completed on December 20, 2002, CCC issued 10,744,000 shares of its common stock in exchange for 10,744,000 shares or 100% of the outstanding common stock of SSWM. At the completion of the Agreement, SSWM became a wholly-owned subsidiary of CCC.

         In connection with the Exchange Agreement, Covingham Capital Corp., amended its articles of incorporation to change its name to Sub Surface Waste Management of Delaware, Inc. In January, 2003, Sub Surface Waste Management of Delaware, Inc., intends to file an application with the National Association of Securities Dealers for its stock to become publicly traded on the over-the-counter bulletin board.

MAJESTIC SAFE-T-PRODUCTS, LTD. (MSPL)

         On November 12, 2002 Majestic Safe-T-Products, Ltd. (MSPL) has filed a registration statement with the Securities and Exchange Commission to register the common shares of MSPL to be distributed to BUGS shareholders. In the registration statement, 5,884,149 shares of MSPL valued at $.25 per share, will be spun off to BUGS shareholders. The list of spin-off shareholders shown in the registration statement only includes shareholders whose stock is held in certificate form. BUGS shareholders with stock in a brokerage account are not shown; however MSPL shares will be distributed to their account if they were a BUGS shareholder as of August 30, 2002. Distribution of the shares will take place following the effective date of the registration. BUGS shareholders of record will receive 1 free trading share of MSPL for each 8 common shares of BUGS held. No fractional shares will be issued. Majestic Safe-T-Products, Ltd. designs and markets transportation related safety equipment for the school bus market, as well as certain other safety and environmental equipment. See http://www.m-stp.com for further information.

COMMERCE DEVELOPMENT CORPORATION

         On October 18, 2002, U.S. Microbics, Inc. announced that it will distribute a stock dividend to U.S. Microbics' common stock shareholders of record as of October 28, 2002. The dividend will consist of common shares of Commerce Development Corporation (CDC) issued at the rate of one common share of CDC for every 125common shares of U.S. Microbics owned by a shareholder as of the record date.

         The stock dividend will be payable to common stock shareholders of record date October 28, 2002. This date is the last date for settlement of BUGS shares bought previously. In many cases, brokers require three days to settle or finalize a purchase transaction. If this is the case the last day to buy and be eligible for the dividend could be October 23, 2002. Stock purchasers should check with their brokers as to the last date to buy and still be legally eligible for the stock dividend.

         All common shareholders of record date will receive 1 share of CDC for every 125 common shares of U.S. Microbics owned. Fractional dividend shares will not be issued and shareholders must own at least 125 common shares per certificate to be eligible for a dividend. Distribution of approximately 400,000 shares of CDC, will take place shortly after the CDC S.E.C registration effective date.

SSWM CLEANUP TECHNOLOGY SUCCESSFUL AT ONE-HOUR MARTINIZING(TM) FRANCHISEE

         Sub-surface Waste Management, Inc. announced that its patented, proprietary dry cleaning solvent cleanup technology was used successfully at a One-Hour Martinizing(tm) dry cleaning establishment located in southeastern Michigan. The SSWM technology was deployed under a remediation contract from American Biosystems, Inc. (ABS) of Clinton Twp., MI, SSWM's exclusive agent in US EPA Region 5, the upper Midwest states.

         Mr. Henry Kraus, President of the One-Hour Martinizing(tm) establishment, stated, "I am thankful for having been introduced to ABS/SSWM by my environmental counsel and ABS/SSWM's stated patented in-situ application of the stated all-natural, non-genetically engineered bacteria to remediate dry cleaner solvents containing Tetrachloroethene (PCE or PERC). Based upon the results I have seen to date, in little more than ninety (90) days, the ABS/SSWM solution removed more than sixty percent (60%) of the Volatile Organic Compounds
(VOCs) detected in the soil prior to treatment. Also impressive were the non-detectable levels of vinyl chloride and methyl chloride, which I have been told are typically generated in remediation processes. I understand this occurrence during such a short time frame is typically unheard of in the environmental cleanup industry. Based on these successful results, I would highly recommend ABS/SSWM products and services to any dry cleaning entity that may have impacted site(s) with dry cleaning compounds."

         Bruce Beattie, President of SSWM and Dan Badia, Vice President of ABS both stated, "ABS/SSWM biotechnology solutions have proven the potential to save the industry up to 50% of the cost of conventional solutions and significantly shorten the cleanup time for on-site treatment. With 17,000 active drycleaner facilities in the nation, containing some level of contamination and estimated conventional cleanup technology costs ranging from $100,000 to $2,000,000 per site, the ABS/SSWM technology has the potential of saving the dry cleaning industry millions of dollars in cleanup costs."

U.S. MICROBICS FIELD TRIAL ACHIEVES 34% INCREASE IN SUGAR CANE PRODUCTION

         Bio-Con Microbes announced that Natura Agricultura, its Mexico operating subsidiary, which specializes in agricultural products and services, has completed a rigorous 18-month field trial of the BioSystem Microbic Treatment. Achieving better than expected growth results, the field trial showed a combined 34% increase in sugar cane yield and sugar cane content without the use of commercial fertilizer products.

         The BioSystem Microbic Treatment consists of U.S. Microbics' proprietary blend of natural microbes, developed and tested over 30 years by the late George M. Robinson, his daughter Mery C. Robinson, and Rene Palomares, the President of Natura Agricultura.of Culiacan, Mexico.

         Mr. Palomares commented, "It is gratifying to see these definitive results tracking so well against our prior sugar cane trials. These results have demonstrated the possible increases in worldwide sugar cane production that can be expected using our BioSystem growing program. We anticipate significant sales to sugar cane producers worldwide resulting from definitive trials such as this."

OTHER FINANCIAL TRANSACTIONS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 20, 2002 the Company dismissed its certifying accountant, Bradshaw, Smith & Co. LLP ("Smith Bradshaw"). The change in independent certifying accountant was approved by the Board of Directors of the Company.

The reports of Company's financial statements for the years ended September 30, 2001 and 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or application of accounting principles, except that Bradshaw, Smith's report for the years ended September 30, 2001 and 2000, included an explanatory paragraph regarding substantial doubt as to the Company's ability to continue as a going concern. During the years ended September 30, 2001 and 2000 , and the subsequent interim period through March 21, 2002 , the Company has not had any disagreements with Bradshaw ,Smith on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company engaged Singer Lewak Greenbaum & Goldstein LLP ("Singer Lewak") as its certifying accountant as of March 21, 2002 for the Company's fiscal year ending September 30, 2002. The Company had not consulted Singer Lewak previously.

On January 17, 2003, upon recommendation of its Board of Directors, the Company dismissed its certifying accountant, Singer Lewak . Singer Lewak did not issue a report on the Company's financial statements for the two years ended September 30, 2002 and 2001. The decision to change its certifying accountant was approved by the Company's Board of Directors. From March 20, 2002, the date the Company engaged Singer Lewak as its certifying accountant, through January 17, 2003 the Company has not had any disagreements with Singer Lewak on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Russell Bedford Stefanou Mirchandani LLP (" Russell Bedford Stefanou Mirchandani") as its certifying accountant as of January 20, 2003 for the Company's year ending September 30, 2002. The Company has not consulted Russell Bedford Stefanou Mirchandani previously.

         There have been no unresolved disagreements with our current auditors on matters of accounting or financial disclosure.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company and their ages at January 30, 2002 are as follows:

   NAME                    AGE       POSITION
   ----                    ---       --------

   Robert C. Brehm         55        President, Chief Executive Officer and
                                       Chairman of the Board
   Mery C. Robinson        52        Chief Operating Officer, Secretary and
                                       Director
   Roger K. Knight         82        Vice President, Director
   Conrad Nagel            62        Chief Financial Officer
   Bruce Beattie           48        President, Sub Surface Waste Management,
                                       Inc.
   Bezhad Mirzayi          46        Executive Vice President and Chief
                                       Engineer, Sub Surface Management Inc.
   F.L. "Gus"Olson         65        President, Bio-Con Microbes
   Rene  de S. Palomares   71        President of Natura Agricultura, S.A.
                                       de C.V.
   Robert Key              58        Director

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

         BRUCE BEATTIE has over 23 years experience in the environmental service industry with expertise in business development, operations and project management. His career spans the introduction of breakthrough treatment technology for the sub surface remediation of chlorinated solvents, executive level profit center turn-around management and was a pioneer in the development of "Brownfield" redevelopment solutions for two nationally recognized environmental firms. Mr. Beattie became President of Sub Surface Waste Management, Inc., in August of 2000.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

         The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the Named Executive Officers (as defined below) for the fiscal years ended September 30, 2002, 2001 and 2000. The named executive officers (the "Named Executive Officers") are the Company's Chief Executive Officer, regardless of compensation level, and the other executive officers of the Company who each received in excess of $100,000 in total annual salary and bonus for fiscal year 2002. Compensation is shown in the following table:

                           SUMMARY COMPENSATION TABLE

                                                      LONG-TERM COMPENSATION
                                                      ----------------------
                                                    ANNUAL COMPENSATION                                AWARDS
                             ---------------------------------------------------------------  ---------------------------
                                                                              SECURITIES
NAME AND PRINCIPAL                                       RESTRICTED STOCK      UNDERLYING     OTHER ANNUAL    ALL OTHER
POSITION                     FISCAL YEAR     SALARY ($)     AWARDS ($)      OPTIONS/SARS (#)  COMPENSATION   COMPENSATION
---------------------        -----------    -----------  ----------------   ---------------   ------------   ------------
Robert C. Brehm(1)              2002           298,389
     President                  2001           288,500                             --                 --            --
                                2000           222,234
                                1999           191,166        90,000(3)            --                 --            --
                                1998            75,675            --               --                 --            --

Mery C. Robinson(2)
     Chief Operating            2002           306,198
     Officer                    2001           265,500                             --                 --            --
                                2000           222,324
                                1999           191,166        80,000(4)            --                 --            --
                                1998            55,000            --               --                 --            --

Conrad Nagel(5)
     Chief Financial
     Officer                    2002           130,491

Bruce Beattie(6)
     President of Sub
     Surface Waste Mgm.         2002           130,300


(1)      Mr. Brehm's employment with the Company commenced in July 1997.
(2)      Ms. Robinson's employment with the Company commenced in September 1997.
(3) During fiscal year 1998, Mr. Brehm received the following shares as bonus compensation: 2,000 shares of Series D Preferred Stock valued at $5.00 per share in October 1997, 7,000 shares of Series D Preferred Stock valued at $10.00 per share in November 1997, and 500 shares of Series D Preferred Stock valued at $20.00 per share in May 1998.
(4) During fiscal year 1998, Ms. Robinson received the following shares as bonus compensation: 7,000 shares of Series D Preferred Stock valued at $10.00 per share in November 1997, and 500 shares of Series D Preferred Stock valued at $20.00 per share in May 1998. In addition, on October 19, 1998, the Board of Directors authorized the issuance of an additional 5,000 shares of Series D Preferred Stock to Ms. Robinson as compensation, but such shares have not been issued as of the date of this Report and are not reflected in the above table.
(5)      Mr. Nagel's employment with the Company commenced in August 1998.
(6)      Mr. Beattie's employment with the Company commenced in August 2000.

STOCK OPTION GRANTS

         There were no grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2002.

                      OPTION EXERCISES IN FISCAL YEAR 2002

         Set forth below is information with respect to exercises of stock options by the Named Executive Officers during fiscal year 2002 and the fiscal year-end value of all unexercised stock options held by such persons.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED,
                                                           OPTIONS HELD AT FISCAL       IN-THE-MONEY OPTIONS AT
                                                             YEAR-END 09/30/02            FISCAL YEAR-END ($)
                                                             -----------------            -------------------
                        SHARES
                     ACQUIRED ON          VALUE
         NAME        EXERCISE (#)   REALIZED ($) (1)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
         ----        ------------   ----------------   -----------    -------------    -----------    -------------
Robert C. Brehm        400,000           $26,000         816,667         200,000            -               -
Mery C. Robinson       400,000           $26,000         750,000         200,000            -               -
Conrad Nagel           150,000            $0.00             -               -               -               -
Bruce Beattie          150,000            $0.00          50,000             -               -               -

(1) Based on the closing price of $0.13 for the shares of Common Stock of the Company traded on the OTC Bulletin Board as of September 30, 2002.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of January 6, 2002, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 5922-B Farnsworth Court, Carlsbad, California 92008.

NAME AND ADDRESS OF BENEFICIAL OWNER            AMOUNT(1)              PERCENT
------------------------------------            ---------              -------

Robert C. Brehm                               6,793,436 (2)             10.79%
President, Chief Executive Officer
and Chairman of the Board

Mery C. Robinson                              6,534,467 (3)             10.39%

Chief Operating Officer,
Secretary and Director

Roger K. Knight                                 702,779 (4)              1.12%
Director

Conrad Nagel                                    447,833 (5)               .71%
Chief Financial Officer

Robert Key                                      121,230 (6)               .19%
Director

Mark Holmstedt                                  460,000 (7)               .73%
Director

Bruce Beattie                                   310,000 (8)               .49%
President, SSWM
Management

Bezhad Mirzay                                   221,418 (9)               .35%
Chief Executive Officer, SSWM

Floyd "Gus" Olson                                14,375 (10)              .02%
President Bio-Con Microbes, Inc.

Rene de S. Palamares                             28,500 (11)              .05%
President, Natura Agrilcultura

All Officers and Directors                   15,174,038 (12)            23.84%
As a group (9 persons)

Other 5% Shareholders of any class of Stock:

Scott Sabins                                  3,067,625 (13)             4.88%
514 Avenida La Costa
San Clemente, CA 92672

John Feighner                                   972,400 (14)             1.54%
P.O. Box 1875
Rancho Santa Fe, CA 92067

Michael Knowles                                 200,000 (15)              .32%
P.O. Box 2053
Rancho Santa Fe, CA 92067

Thomas Westhoff                               1,050,000 (16)             1.65%
1043 Wickhas Drive
Moraga, CA 94556

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of January 6, 2003 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

(2) Includes: (i) 659,290 shares of Common Stock owned by Robert C. Brehm Consulting, Inc., of which Robert C. Brehm is the President; and (ii) 316,667 shares of Common Stock issuable under stock options and warrants exercisable within 60 days of January 6, 2003.

(3) Includes 250,000 shares issuable of Common Stock under stock options exercisable within 60 days of January 6, 2003.

(4) Includes: (i) 665 shares of Series B Preferred Stock convertible into 3,325 shares of Common Stock; (ii) 1,250 shares of Common Stock owned by First Venture Group Inc., an affiliated company of Roger K. Knight; and
      (iii) 100,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 6, 2003.

(5)   Includes 600 shares in the name of Kathrina B. Nagel.

(6) Includes (i) 565 shares of Series C Preferred Stock owned by Common Media Services Inc., an affiliate of Robert Key, convertible into 56,500 shares of Common Stock (ii) 64,730 shares of Common Stock owned by Common Media Services, Inc., an affiliate of Robert Key.

(7) Includes 100 shares of Series C Preferred Stock convertible into 10,000 shares of Common Stock.

(8) Includes of 50,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 6, 2003.

(9) Includes of 50,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 6, 2003.

(10)  Consists of 14,375 shares of Common Stock.

(11)  Consists of 28,500 shares of Common Stock.

(12) Includes 857,742 shares issuable under stock options, warrants or convertible securities held by directors and executive officers exercisable or convertible within 60 days of January 6, 2003.

(13) Includes 1,665 shares of Series C Preferred Stock convertible into 166,500 shares of Common Stock.

(14) Includes of 4,000 shares of Series C Preferred Stock convertible into 400,000 shares of Common Stock. All shares are held in the name of the Feighner Family Trust.

(15) Consists of 200,000 shares of Series C Preferred Stock convertible into 200,000 Common of Common Stock.

(16) Includes of 10,000 shares of Series D Preferred Stock convertible into 1,000,000 shares of Common Stock. The shares are held as collateral for a letter of credit issued by shareholder on behalf of SSWM.

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

10.9(1)       -- Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Sol-Tech Corporation

10.10(3)      -- Product Line License Agreement effective May 24, 1999, between
                 Sub-Surface Waste Management, Inc. and Builders Referral, Inc.

21(1)         -- Subsidiaries of the Registrant

23.1          -- Consent of Certified Public Accountants - Form S-8

23.2          -- Employment Agreement between Sub Surface Waste Management of
                 Delaware Inc., and Bruce S. Beattie

23.3          -- Employment Agreement between Sub Surface Waste Management of
                 Delaware Inc., and Behzad Mirzayi

99.1          -- Certification of U.S. Microbics, Inc.'s Principal Executive
                 Officer pursuant to Section 906 of the Sarbanes Oxley Act of
                 2002

99.2          -- Certification of U.S. Microbics, Inc.'s Principal Financial
                 Officer pursuant to Section 906 of the Sarbanes Oxley Act of
                 2002

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

                                                  U.S. MICROBICS, INC.

Date:  February 7, 2003                           By: /s/ Robert C. Brehm
                                                  ------------------------------
                                                  Robert C. Brehm, President and
                                                  Chief Executive Officer

/s/ Robert C. Brehm                          Director
-----------------------------
Robert B. Brehm

/s/ Conrad Nagel                             Chief Financial Officer
-----------------------------
Conrad Nagel

/s/ Mery C. Robinson                         Chief Operating officer, Secretary
-----------------------------                and Director
Mery C. Robinson

/s/ Roger Knight                             Director
-----------------------------
Roger Knight

/s/ Robert Key                               Director
-----------------------------
Robert Key

/s/ Mark Holmstedt                           Director
-----------------------------
Mark Holmstedt

CERTIFICATION

I, Robert C. Brehm, certify that:

     1. I have reviewed this annual report on Form 10KSB of U. S. Microbics, Inc.,

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls an procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  February 19, 2003

                            /s/ Robert C. Brehm
                            ------------------------
                                Robert C. Brehm
                                    President and Chief Executive Officer