Form 10QSB
period 2002-12-31
US MICROBICS INC
filed 2003-03-03
CIK 774454

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

      For the quarter ended December 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________
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

         Common Stock, $0.0001 par value per share - 65,145,345 shares outstanding as of February 15, 2003

                   Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one):  Yes |_|; No |X|

================================================================================


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                     U.S. MICROBICS INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         AS OF              AS OF
                                                                                     DECEMBER 31,       SEPTEMBER 30,
                                                                                         2002               2002
ASSETS                                                                                (Unaudited)         (Audited)
                                                                                     -------------      -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                       $     50,922       $     44,520
     Accounts receivable                                                                   61,459              4,989
     Cost and Estimated Profit in Excess of Billing                                         9,347              3,818
     Contract Receivable                                                                   35,559             80,612
     Prepaid expenses and other assets                                                     76,412             58,951
                                                                                     -------------      -------------
          Total current assets                                                            233,699            192,890
PLANT, PROPERTY AND EQUIPMENT:
     Office Furniture and Equipment                                                       137,836            134,390
     Leasehold Improvement                                                                 14,376             14,376
     Production Equipment                                                                 159,630            159,630
                                                                                     -------------      -------------
                                                                                          311,842            308,396
     Less:  Accumulated Depreciation                                                     (189,163)          (176,497)
                                                                                     -------------      -------------
                                                                                          122,679            131,899
OTHER ASSETS:
     Restricted Cash                                                                      252,156            251,796
     Deposit                                                                               24,179             28,779
                                                                                     -------------      -------------
                                                                                          276,335            280,575
                                                                                     -------------      -------------
TOTAL ASSETS                                                                         $    632,713       $    605,364
                                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                           $  1,448,516       $  1,602,034
     Current portion of capital lease obligation                                               --                 --
     Notes payable, related parties                                                        53,010             38,010
                                                                                     -------------      -------------
          Total current liabilities                                                     1,501,526          1,640,044

NOTES PAYABLE TO RELATED PARTIES, LONG-TERM PORTION                                        63,930             63,930

COMMITMENTS AND CONTINGENCIES                                                                  --                 --

MINORITY INTEREST                                                                         231,916             60,345

DEFICIENCY IN STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 6,244 and 6,458 shares issued and outstanding at December 31, 2002 and September 30, 2002,
respectively; aggregate liquidation preference of $6,244 and $6,458                           625                646
          Series B; 500,000 shares authorized; 5,522 shares issued
               and outstanding at December 31, 2002 and September 30, 2002,
respectively; aggregate liquidation preference of $5,522 and $5,522                           552                552
          Series C; 50,000 shares authorized; 17,071 and 23,521 shares issued and outstanding at December 31, 2002 and September 30, 2002,
respectively; aggregate liquidation preference of $1,707,100 and $2,352,100                 1,707              2,352
          Series D; 50,000 shares authorized; 10,300 shares issued and outstanding at December 31, 2002 and September 30, 2002,
respectively; no liquidation preference                                                     1,030              1,030
          Series E; 50,000 shares authorized; 696 shares issued and
               outstanding at December 31, 2002 and September 30, 2002,
respectively; aggregate liquidation preference of $69,600                                      70                 70
                                                                                     -------------      -------------
                                                                                            3,984              4,650

                                       1






                                     U.S. MICROBICS INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

     Common stock; $.0001 par value; 150,000,000 shares authorized; 62,730,444 and 47,579,111 shares issued and outstanding at December 31,
2002 and September 30, 2002, respectively                                                   6,273              4,758
     Additional paid-in capital                                                        20,926,189         19,703,702
     Dividend Payable                                                                      (5,749)            (3,777)
     Discount on Preferred Stock                                                          (44,625)           (47,542)
     Treasury Stock                                                                      (117,400)          (117,400)
     Stock Subscriptions                                                               (3,818,750)        (3,818,750)
     Deferred Financing Costs                                                            (166,540)          (166,540)
     Accumulated Deficit                                                              (17,948,041)       (16,718,056)
                                                                                     -------------      -------------
          Total stockholders' Deficit                                                  (1,164,659)        (1,158,955)
                                                                                     -------------      -------------
          Total Liabilities and Deficiency in Stockholders' Equity                   $    632,713       $    605,364
                                                                                     =============      =============

                           See accompanying footnotes to the unaudited condensed
                                    consolidated financial statements.

                      U.S. MICROBICS INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                        FOR THE THREE
                                                   MONTHS ENDED DECEMBER 31,
                                                    2002                2001
                                                -------------      -------------
Revenues                                        $    183,098       $     14,776
Cost of revenues                                      95,282             57,657
                                                -------------      -------------
Gross income (loss)                                   87,816            (42,881)

Selling, general and administrative expenses       1,389,086            716,916
                                                -------------      -------------
Loss from operations                              (1,301,270)          (759,797)

Other income (expense):
Interest (expense), net                               (7,749)          (107,055)
Realized Gain (loss) on Sale of Securities           100,000                 --
                                                -------------      -------------
                                                      92,251           (107,055)

Net Loss Before Income Taxes                      (1,209,019)          (866,852)

Minority Interest                                     21,518                 --

Net loss                                        $ (1,187,501)      $   (866,852)
                                                =============      =============
                                                $      (0.02)      $      (0.04)
Net loss per common share (basic and diluted)

Weighted average common shares outstanding        52,287,910         20,427,725

              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements.


                                U.S. MICROBICS INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                             FOR THE THREE
                                                                        MONTHS ENDED DECEMBER 31,
                                                                         2002              2001
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(1,187,501)      $  (866,852)
   Adjustment to reconcile net loss to cash used in
        operating activities:
   Depreciation                                                           12,667            14,122
   Gain on sales of investment                                          (100,000)               --
   Minority interest                                                     (21,518)               --
   Beneficial conversion feature                                          20,375                --
   Miscellaneous adjustment                                              (40,000)               --
   Stock, stock options, and warrants in exchange for services         1,099,835           189,115
   Decrease (increase) in:
          Accounts receivable                                            (56,470)            7,149
          Prepaid expenses deposits, and other assets                     22,423             3,847
   Increase (decrease) in:
         Accounts payable and accrued expenses                          (153,518)          194,454
         Dividends payable                                                (3,945)               --
                                                                     ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                   (407,652)         (458,165)
                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (3,446)           (3,285)
   Proceeds from sales of investments                                    100,000                --
                                                                     ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                     96,554            (3,285)
                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock in private placements                         73,000                --
   Issuance of subsidiaries' common stock in private placements          229,500                --
   Issuance of stock and warrants through equity line                         --           187,850
   Loans from related parties                                             15,000           223,900
   Repayment of capital lease obligation                                      --              (900)
                                                                     ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                317,500           410,850
                                                                     ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                      6,402           (50,600)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          44,520            50,600
                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    50,922       $        --
                                                                     ============      ============

                        See accompanying footnotes to the unaudited condensed
                                 consolidated financial statements.


                           U.S. MICROBICS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                        (CONTINUED)

                                                                    FOR THE THREE
                                                               MONTHS ENDED DECEMBER 31,
                                                                2002             2001
                                                             ------------    ------------
Supplemental disclosures of non-cash
     Investing and financing activities:

Common stock issued in exchange for services                 $1,099,835      $  189,115

Cash paid for:
    Interest                                                 $       --      $       --
    Income taxes                                             $       --      $       --


              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of U.S. Microbics, Inc. and Subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2002 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10K-SB.

Business and Basis of Presentation
----------------------------------

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

During August 1997, the Company acquired the assets of Xyclonyx, a company founded to develop, apply and license patented toxic and hazardous waste treatment and recovery processes as well as to license and apply microbially enhanced oil recovery technologies and products.

The Company has seven subsidiaries: West Coast Fermentation Center, Sub Surface Waste Management of Delaware, Inc. ("SSWM"), Sol Tech Corporation (d.b.a. - Wasteline Performance Corporation), Bio-Con Microbes, USM Capital Group, Inc., USM Technologies, Inc., USM Resources Development and USM Financial Solutions, Inc. West Coast Fermentation Center's primary business is to manufacture microbial cultures that are to be sold to other subsidiaries of the Company. Sub Surface Waste Management's business is to use the microbial technology to provide engineered solutions for soil and groundwater cleanup. Sol Tech Corporation and Bio-Con Microbes are companies formed to service the wastewater treatment and agriculture markets, respectively.

On August 2, 2000 Bio-Con Microbes formed a 98% owned Mexican corporation Natura Agricultura, de C.V. to serve as its international marketing arm for agricultural products and services based upon naturally occurring microorganisms and additives. The other 2% is owned by U.S. Microbics, Inc., Bio-Con Microbes's parent company.

In June of 2002, the Company formed USM Capital Group, Inc. (a Nevada Corporation) as a wholly-owned subsidiary. USM Capital Group, Inc., was formed to be the financial services division of U.S. Microbics, Inc. USM Capital Group, Inc. provides an array of financial services for private and publicly traded companies. For fiscal year 2003, USM Capital Group, Inc. is assisting more than five clients to go public through its Partner Program. The Company's mission is to build shareholder value through the successful deployment of financial services in taking companies public and supporting them thereafter.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

Also in June of 2002, the Company formed USM Technologies, Inc., ("USMTI") as a possible merger candidate for clients of USM Capital Group, Inc. USMTI is 60% owned by USM Capital Group, Inc. and 40% owned by U.S. Microbics, Inc.

On June 14, 2002, the Board of Directors of the Company approved the merger of its wholly-owned subsidiary, Applied Microbic Technology, Inc., with Capitol Group Holdings Corporation ("CGHC"), a Nevada Corporation. Pursuant to the stock exchange agreement, U.S. Microbics Inc. and USM Capital Group, Inc. received 2,400,000 and 2,350,000 shares of CGHC common stock, respectively. U.S. Microbics, Inc. has declared a dividend to shareholders of record as of July
3, 2002, of approximately 2,175,000 shares of CGHC common stock.

On August 8, 2002 the shareholders of USMTI approved a plan of merger with Majestic Safe-T-Products, LTD ("Majestic"), a Maryland corporation. On September 19, 2002, USM Capital Group, Inc., and U.S. Microbics, Inc. (collectively, the "Sellers") entered into a Capital Stock Exchange Agreement with Majestic, whereby the sellers agreed to exchange 100% of their stock holdings in USMTI for 15,000,000 common shares of Majestic. Pursuant to the Agreement, on September 19, 2002, U.S. Microbics, Inc. and USM Capital Group, Inc. received 6,000,000 and 9,000,000 shares of Majestic common stock, respectively. The 15,000,000 common shares represent a 30.15 % ownership in Majestic. U.S. Microbics, Inc. has announced a "spin-off" of approximately 5,884,000 shares of common stock in Majestic to shareholders of record on August 30, 2002.

On September 17, 2002, the Company formed USM Financial Solutions, Inc. ("USMFSI") as another possible merger candidate for clients of USM Capital Group, Inc. USMFSI is 60% owned by USM Capital Group, Inc. and 40% owned by U.S. Microbics, Inc.

On September 24, 2002, the shareholders of USMFSI approved a plan of merger with Commerce Development Corporation, LTD, ("CDC"), a Maryland corporation. Also on September 24, 2002, USM Capital Group, Inc. and U.S. Microbics, Inc., (collectively, the "Sellers") entered into a Capital Stock Exchange Agreement with CDC, whereby the sellers agreed to exchange 100% of their stock holdings in USMFI for 800,000 common shares of CDC. Pursuant to the Agreement on September 30, 2002, U.S. Microbics, Inc. and USM Capital Group, Inc. received 320,000 and 480,000 shares of CDC common stock, respectively. The 800,000 common shares represent a 3.89 % ownership in CDC. U.S. Microbics, Inc. has announced a "spin-off" of approximately 400,000 of its shares to shareholders of record on October 28, 2002. To accomplish the "spin-off" USM Capital Group, Inc. transferred 100,000 shares of CDC stock to U.S. Microbics, Inc.

NOTE B - CAPITAL STOCK EXCHANGE

On October 21, 2002, the sole officer and director of Covingham Capital Corporation ("CCC") entered into an agreement to sell 2,100,000 of the 2,573,800 shares he owned in CCC to USM Capital Group, Inc. In continued efforts to locate an acquisition or merger candidate, CCC also entered into a consulting agreement with Sol Tech Corporation whereby the Company issued 800,000 shares of restricted common stock at the price of $0.05 per share. The result was that CCC became a 56.3% owned subsidiary of U.S. Microbics, Inc., the parent Company of both USM Capital Group, Inc. and Sol Tech Corporation.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

On December 5, 2002, the Company filed an SEC Form S-8 to register 500,000 shares of common stock to be issued at $0.10 per share as part of the Employee Stock Incentive Plan for the year ended 2002 and the Non-employee Directors and Consultants Retainer Stock Plan for fiscal year 2002. Subsequent to September 30, 2002, the Company issued all of the shares for services valued at $50,000 which represent the fair value of the services received which did not differ materially from the value of the stock issued.

On December 10, 2002, the Board of Directors of Covingham Capital Corporation ("CCC") authorized a change in CCC's Articles of Incorporation to change from a fiscal period ending on December 31 to September 30. Also, the Articles of Incorporation were amended to change CCC's name to Sub Surface Waste Management of Delaware, Inc. and is now authorized to issue 300,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

On December 13, 2002, Sub Surface Waste Management of Delaware, Inc. ("SSWM Delaware"), entered into a Capital Stock Exchange Agreement with the stockholders of Sub Surface Waste Management, Inc. ("SSWM Stockholders"), a majority-owned subsidiary of U.S. Microbics, Inc. The SSWM Stockholders include the owners of all shares of the issued and outstanding common stock of SSWM and holders of options to purchase the Series A preferred stock of SSWM. The SSWM Stockholders agreed to transfer 10,744,000 shares of SSWM common stock and 5,360,000 shares of SSWM preferred stock in exchange for 10,744,000 shares of SSWM Delaware's common stock and 5,360,000 shares of the SSWM Delaware's preferred stock. Additionally, the SSWM holders of options to purchase Series A preferred stock of SSWM will exchange their options for options to purchase the Series A preferred stock of SSWM Delaware.

On December 13, 2002, pursuant to the Capital Stock Exchange Agreement, Sub Surface Waste Management Inc. became a wholly owned subsidiary of Sub Surface Waste Management of Delaware, Inc.

NOTE C - CAPITAL STOCK

Preferred Stock
---------------

The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of December 31, 2002, there were 6,244 shares of Series A (II) preferred stock, 5,522 shares of Series B preferred stock, 17,071 shares of Series C preferred stock, 10,300 shares of Series D preferred stock, and 696 shares of Series E preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 3,202,760 shares of common stock. As of December 31, 2002, the Company accrued $1,972 in dividends for the Series E preferred stock.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

Common Stock
------------

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.0001 per share. As of December 31, 2002 the Company has issued and outstanding 62,730,444 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

For the three months ended December 31, 2002, the Company issued a total of 1,300,000 shares of common stock in exchange for $73,000, net of costs and fees, in a private placement.

For the three months ended December 31, 2002, the Company issued an aggregate of 10,967,701 shares of common stock to consultants in exchange for a total of $939,323 of services and expenses rendered. These shares were valued at a weighted average of $.09 per share.

For the three months ended December 31, 2002, the Company issued an aggregate of 2,236,495 shares of common stock to employees in exchange for a total of $160,512 of services rendered. These shares were valued at a weighted average of $.07 per share.

For the three months ended December 31, 2002, certain Series A (II) preferred stockholders exercised their preferred stock conversion rights and the Company issued 2,137 shares of common stock in exchange for cancellation of 214 shares of Series II preferred stock. In addition, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 647,137 shares of common stock in exchange for cancellation of 6,450 shares of Series C preferred stock.

NOTE D - MINORITY INTEREST

The Company's majority-owned subsidiary, USM Capital Group, Inc., issued 200,000 shares of common stock to private investors at $0.50 per share for total proceeds of $100,000. This transaction resulted in a minority interest of $100,000, increasing the minority interest from 22% to 23%, which reflects the original investment by the minority shareholders of USM Capital Group, Inc. As of December 31, 2002, the minority shareholders' share of the earnings of USM Capital Group, Inc. is $26,072.

The Company's majority-owned subsidiary, Sub Surface Waste Management, Inc. ("SSWM"), issued 274,000 shares of common stock to private investors at $0.50 per share for total proceeds of $129,500, net of offering costs. Sub Surface Waste Management, Inc. issued 98,000 shares of common stock to the Company's employees for bonus compensation at $0.10 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Of the shares issued for employee bonus compensation, 40,000 shares were issued to two principal shareholders of the Company and those shares have been reflected as part of the Company's investment in SSWM. Sub Surface Waste Management, Inc. issued 402,000 shares of common stock to consultants for Services rendered. These shares were valued at $0.10 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

services rendered. Sub Surface Waste Management, Inc. also issued 360,000 shares of Series A preferred stock with no voting rights to consultants for services at $0.05 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Subsequent to the Capital Stock Exchange Agreement with Sub Surface Waste Management, Inc. of Delaware, these transactions resulted in a minority interest of $51,148, increasing the minority interest from 5% to 21%, which reflects the original investment by the minority shareholders of Sub Surface Waste Management, Inc. As of December 31, 2002, the minority shareholders' share of the loss of Sub Surface Waste Management, Inc. is $48,736.

As of December 31, 2002, the minority shareholder's share of the earnings of Sol Tech Corporation is $1,146.

NOTE E - COMMITMENTS AND CONTINGENCIES

Litigation
----------

During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain equipment at a total cost of $194,000. The Company has made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the agreement. While there has not been a formal settlement regarding the lawsuit, the supplier has not pursued the lawsuit in the past year after discussions with the Company's management.

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount of $88,864, including attorneys' fees. The lawsuit was settled during fiscal year 2002 by a payment of $25,000 to the law firm. A consulting firm earned a fee of approximately $13,500, of which $2,600 is outstanding as of December 31, 2002.

On June 12, 2002, the Company was served with a lawsuit by a newswire provider in the amount of $7,195 for unpaid services. The Company negotiated a settlement and has paid approximately 90% of the amount specified in the lawsuit.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on it financial position, results of operations or liquidity.

NOTE F - SUBSEQUENT EVENTS

On February 4, 2003, the Company through its majority-owned subsidiary, borrowed $47,500 net of discounts and placement fees by issuing a note payable to an investor. The note bears interest at the rate of 10% per annum and is due 90 days from February 4, 2003 for the principal amount of $55,000 plus accrued interest. At the option of the Company, the note can be extended for an additional 90 day term with an additional fee of $5,000 to be paid to the

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)

investor. The note is to be collateralized by stock held for investment or sale by the Company. The note holder has the option of converting the note into restricted common stock of the Company based on the trading value of the common stock.

On February 10, 2003, the Company borrowed $20,000 from a related party for working capital purposes.

On February 19, 2003, the Internal Revenue Service ("IRS") filed a notice of Federal Tax lien for payroll taxes against the Company in the amount of $458,050 and is included in the accompanying condensed consolidated financial statements. The Company is in the process of negotiating an installment payment agreement with the IRS.

                                     PART I

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

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

During that time frame, the Company has raised over $13,000,000 to finance its operations in preparation for implementing a major paradigm shift in the soil and groundwater cleanup market from the old 1980's philosophy of "best efforts, time and materials billing, treat the symptoms of the problem and measure progress over years," to the new millennium philosophy of "pay-for-performance, eliminate the problem better-faster-cheaper -now". Customer interest in this new philosophy runs high. Even the U.S. government is starting to adopt this new philosophy in their contracting efforts. Field tests have shown that the microbial technology and engineering solutions have significantly reduced the time and cost to treat contaminated water, chlorinated solvents and MTBE from years of little progress using 1980's technology, down to only weeks or months using biotechnology based solutions. These results mean that parents and their children may enjoy cleaner water, air and soil sooner rather than later and corporations, governmental entities and taxpayers may be able to reduce the expense of environmental cleanup in the future.

The efforts to implement the new philosophy revolve around alternate technology validation, the politics of local jurisdictional and industry acceptance of alternative technology for soil and groundwater cleanup and money for financing the changeover logistics. By targeting key niche markets with high profit potential, low changeover costs and minimal political resistance, U.S. Microbics is becoming a revenue generating stage company in 2003 as measured by the $815,540 of contracts awarded in the first three quarters the fiscal year 2002. Work has commenced on two contracts for $714,107 and a performance bond for a contract award totaling $101,000 is being sought. Implementation has now progressed from successful laboratory feasibility studies and customer field demonstration and completed projects to more complex contracts with state governments and private companies.

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

BUGS' vision is to be the customer's choice for best value products and services. The company's Pay-for-Performance strategy is an industry trendsetter compared to the conventional time and materials, best-efforts practices of its competitors. Another key part of its vision is to solve the customer's problem rather than the symptoms of the problem using biotechnology solutions based upon sound engineering practices; another first for its industry. The employees of BUGS appreciate the opportunity in bringing a clean environment to people all over the world .

In June of 2002, BUGS initiated an aggressive strategy of mergers/spin-offs with environmentally oriented companies, whereby BUGS is using its dormant and newly formed subsidiaries as a vehicle to provide new, high growth potential companies access to public capital markets. BUGS, through its subsidiary, USM Capital Group, Inc., will retain an equity interest in the new public companies and also pay a dividend in stock to the shareholders of BUGS of stock in these new entities. This strategy could provide the following benefits: 1) significant income from the sale of stock in newly formed public companies ; 2): potential for cash liquidity from the sale of stock in these public companies 3) dividends in stock of public companies to BUGS shareholders and 4) new spheres of business for BUGS resulting from relationships with these new environmentally oriented companies.

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

                    SUB SURFACE WASTE MANAGEMENT, INC. (SSWM)

Sub Surface Waste Management, Inc., prior to July 1, 2002, was wholly owned by U.S. Microbics, Inc. However, on December 13, 2002, the SSWM entered into a Capital Stock Exchange Agreement with the stockholders of Covingham Capital Corporation's ("CCC") The SSWM stockholders include the owners of all shares of the issued and outstanding common stock of SSWM and holders of options to purchase the Series A preferred stock of SSWM. The SSWM stockholders agree to transfer 10,744,000 shares of SSWM common stock and 5,360,000 shares of SSWM preferred stock in exchange for 10,744,000 shares of the Company's common stock and 5,360,000 shares of the Company's preferred stock. Additionally, the SSWM holders of options to purchase Series A preferred stock of SSWM will exchange their options for options to purchase the Series A preferred stock of the Company. As a result of this exchange agreement, SSWM became a wholly-owned subsidiary of CCC. There has been no change in the operations or management of SSWM.

In prior transactions U.S. Microbics, Inc. and subsidiaries had gained a 56.29% controlling interest in CCC. Covingham Capital Corporation has changed its name to Sub Surface Waste Management of Delaware of Inc. As of December 31, 2002, U.S. Microbics, Inc., affiliates and subsidiaries owned approximately 79% of Sub Surface Waste Management of Delaware, Inc.

On December 16, 2002, Robert C. Brehm resigned as President of CCC. On that same date Bruce S. Beattie was elected as President and Chief Executive Officer of the Sub Surface Waste Management of Delaware, Inc.

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

To date SSWM has received $6,000,000 from its parent company, U.S. Microbics. These funds have been used for contract completion as well as identifying specific niche markets, new business development, developing new application techniques for bioremediation and procuring engineering resources. During their fiscal year ended September 30, 2002, SSWM was awarded cleanup contracts of $815,540. Typical contracts range from 12 to 18 months duration and the company receives payments as performance milestones are met. Projected contract revenue for the 12 months after projected successful completion of their $5,000,000 Private Placement Memorandum financing is from $12,000,000 to $18,000,000. Over the past twelve months, 162 requests for proposals were generated and 12 have resulted in work in progress or completions - an award rate higher than the industry average.

SSWM management collectively has over 75 years of toxic waste cleanup and project management experience and has been together as a team for over nine years. While employed at previous companies this team of professionals achieved annual revenue rates exceeding $30MM and have also worked on projects over $100,000,000 for several of the major environmental consulting firms. The Company has three offices nationwide, with employees holding advanced degreed engineers as well as a registered geologist. They also utilize the business experience and administration services of their parent company, U.S. Microbics.

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

During fiscal 2002 SSWM performed demonstrations of the technology for confidential Fortune 100 companies. SSWM believes those demonstrations will lead the adoption of the new paradigm and the use of biotechnology solutions as an industry standard for MTBE cleanup, dry cleaning fluid cleanup and carbon reactivation. SSWM estimates the products and services sold into these markets to be greater than $10 billion per year and SSWM is positioning itself to be a major technology provider in this arena.

Much of the business development efforts in 2002 were dedicated to identifying the market niches and products to serve them. SSWM considers its successful field demonstrations and third party verification as validation of the technology and is now ready for rollout in 2003 with additional financing which is underway. After eighteen months the SSWM engineering group and technical support staff and XyclonyX microbiologists have developed "better-faster-cheaper" products, which comprise the BAC(TM) and Bio-GAC(TM) product line. SSWM expects a bright future for this product line and its contribution to bottom line profits.

SSWM plans to expand its revenue base by licensing it technology, know how and patents to third party environmental cleanup contractors on a world-wide basis. At that point, SSWM biotechnology solutions can enhance the profitability of licensee projects by introducing improved solutions that will reduce project cost and time and increase profitability. SSWM could realize breakeven within 12 to 18 months and profitability after 18 months of closing its current financing efforts.

SSWM has licensed its bioreactivated carbon treatment process to a subsidiary of Tetra Tech, Inc. for use in the United States and Mexico.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001.

The Company had revenues of $183,098 during the three months ended December 31, 2002, as compared to $14,776 of revenues for the same period in fiscal 2001. Revenues for the three months ended December 31, 2002 and 2001 consisted primarily of contracts for bio-remediation of hydrocarbons in contaminated soil and ground water. Signed contract backlog, consisting of awarded contracts not yet started, was approximately $101,000 as of 12/31/02. The cost of revenues was $95,282 on December 31, 2002 compared to $57,657 on December 31, 2001.

For the quarter ended December 31, 2002, the Company has gross income of $87,816 (47% of revenue) compared to a gross loss of $42,881 for the quarter ended December 31, 2001. The marked improvement is due to higher levels of revenue being spread over fixed stand-by costs related to field work. Revenue is recognized under the percentage of completion method, based on estimated costs to complete.

Selling, general and administrative ("SG&A") expenses for the first quarter of fiscal year 2003 totaled $1,389,086 compared to $716,916 for the same period in fiscal year 2002. SG&A expenses for the first quarter of fiscal year 2003 consisted of occupancy, payroll, accounting, and legal, consulting, and public relations expenses.

The Company incurred a net loss of $1,187,501 and had negative cash flows from operations of $407,652 for the three months ended December 31, 2002 compared to a net loss of $866,852 and negative cash flows from operations of $458,165 for the three months ended December 31, 2001. The increase in net loss of $311,279 from the quarter ended December 31, 2002 compared to December 31, 2001, was primarily due to common stock issued to consultants for services and increased payroll costs. Basic and diluted net loss per share was $(.02) for the three months ended December 31, 2002 compared to $(.04) for the three months ended December 31, 2001. The decrease was due to the increase in average shares outstanding of 52,287,910 for the three months ended December 31, 2002 compared to 20,427,725 for the corresponding three months ended December 31, 2001.

Although the Company is expecting to increase revenues during the next three quarters of fiscal year ended September 30, 2003, and for the fiscal year ended 2004, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up to $5,000,000 from a private placement through its subsidiary Sub Surface Waste Management of Delaware, Inc. during the second and third quarters of fiscal 2003. The funds are targeted primarily for funding contract costs, expansion of the marketing effort and for the acquisition of companies that will increase revenues, cash flow and profits. There can be no assurance that the Company or SSWM will be able to raise such capital on acceptable terms. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents totaled $50,922 and $44,520 at December 31, 2002 and September 30, 2002, respectively. Net cash used in operations was $407,652 for the three months ended December 31, 2002, compared to $458,165 for the comparable period in the prior fiscal year.

During the three months ended December 31, 2002, the Company raised $302,500 net of placement fees of approximately $25,000, from issuance of common stock through private placements and $15,000 from loans from related parties. As of December 31, 2002, the Company has negative working capital of $1,267,827 as compared to negative working capital of $1,447,154 as of September 30, 2001. The Company is delinquent on the payment of payroll taxes in the amount of approximately $550,000. The Company has received notification from the Internal Revenue Service that they have put a lien on assets of the Company. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements.

Of the $1,448,516 in accounts payable and accrued expenses, approximately $800,000 is over 6 months past due. There is a possibility that trade vendors may file lawsuits for non-payment. If such lawsuits were filed, management resources and funds would be diverted from operating activities.

On March 14, 2000, the Company entered into an investment agreement to sell up to $35 million of the Company's common stock to Swartz Private Equity, LLC ("Swartz"). In conjunction with the agreement, the Company registered 20,000,000 shares of its common stock on the Securities and Exchange Commission Form SB-2 Registration Statement. During the quarter ended December 31, 2001, the Company elected not to make sales of stock to Swartz.

Since September 1998, the Company has raised approximately $15,000,000 principally through private placements of equity securities and debt. Subsequent to December 31, 2002 the Company through a subsidiary borrowed $47,500 net of discounts and placement fees by issuing a note payable to an investor. The note bears interest at the rate of 10% per annum and is due 90 days from February 4, 2003 for the principal amount of $55,000 plus accrued interest. At the option of the Company the note can be extended for an additional 90 day term with an additional fee of $5,000 to be paid to the investor. The note is collateralized by stock held for investment or sale by the Company. The note holder has the option of converting the note into restricted common stock of the Company based on the trading value of the common stock.

With the establishment of USM Capital Group, Inc. and it efforts toward consulting and acquisitions and mergers, the Company expects to raise additional working capital during the remaining nine months of its fiscal year by obtaining consulting contracts and by the sale of stock received in its merger program. To date the Company has received cash proceeds of $30,000 from consulting contracts and $220,000 from the sale of stock received under consulting contracts.

The Company believes that it can generate sufficient cash through sources listed above to continue its operations through September 30, 2003, and anticipates that cash generated from planned private placements and projected revenues for consulting and during the next three quarters of fiscal 2003 will enable it to fulfill cash needs through fiscal 2004 operations.

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

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountant has stated in their report included in the Company's September 30, 2002 Form 10-KSB, that the Company is having difficulties generating suficient cash flows to meet its obligations and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

RISKS AND UNCERTAINTIES

For the three months ended December 31, 2002 the Company has generated revenues of $183,098. During this same period, the Company incurred a net loss of $1,187,501 and had negative cash flows from operations of $407,652. As of December 31, 2002, the Company has an accumulated deficit of $17,948,041. While reorganizing its operations from prior business operations, the Company had revenues during the fiscal years ended September 30, 2002 and 2001 of $228,317 and $50,700 respectively. During the Company's Development Stage operation, when it was building its manufacturing facility, acquiring technical and engineering staff, researching market opportunities and validating its technology in field demonstrations, it incurred net losses of $3,527,700 in fiscal 2001 and $2,550,900 in fiscal 2000.

The Company is currently developing business opportunities and operations through its wholly-owned subsidiary, Sub-Surface Waste Management (SSWM). This company concentrates on worldwide soil and groundwater cleanup opportunities. SSWM is currently field-testing applications in several key markets. There can be no guarantee that such markets will provide profitable results in the future.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

During the year ended September 30, 1999, the Company entered into an agreement with a supplier to purchase certain equipment at a total cost of $194,000. The Company has made deposits totaling $29,400. The Company has not completed the purchase transaction and the supplier has sued the Company for performance under the agreement. While there has not been a formal settlement regarding the lawsuit, the supplier after discussions with the Company's management has not pursued the lawsuit in the past year.

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount $88,864, including attorneys' fees. The lawsuit was settled during fiscal 2002 by a payment of $25,000 to the law firm. A consulting firm earned a fee of approximately $13,500, of which $2,600 is outstanding as of December 31, 2002.

On June 12, 2002, the Company was served with a lawsuit by a newswire provider in the amount of $7,195 for unpaid services. The Company negotiated a settlement and has paid approximately 90% of the amount specified in the lawsuit.

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

ITEM 2.           CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

During the quarter the Company issued 647,137 shares of common stock from the conversion of approximately 6,450 shares of Series C restricted convertible preferred stock and 214 of Series II restricted convertible preferred stock. These conversions were valued at par value. In addition the Company issued 1,150,000 shares of restricted common stock in private placements. These sales were valued at approximately $0.05 to $0.06 per share. The proceeds from the private placements were used for contract costs and general working capital. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

The Company also issued 134,500 shares of restricted common stock to consultants in exchange for services. These transactions were valued at approximately $0.07 to $0.10 per share. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                           None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                           None

ITEM 5.           OTHER INFORMATION.

                           None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

Reports on From 8-K:

                  None

         Exhibits:

                  Exhibit 99.1 - Certification of Robert C. Brehm pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.2 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.3 - Certification of Robert C. Brehm pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 99.4 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized. .

                                       U.S. MICROBICS, INC.

Date: February 28, 2003   By:         /s/ Robert C. Brehm
                             ---------------------------------------------------
                                      Robert C. Brehm, President and
                                      Chief Executive Officer

                          By:         /s/ Conrad Nagel
                             ---------------------------------------------------
                                      Conrad Nagel, Chief Financial Officer