Form 10QSB
period 2003-03-31
US MICROBICS INC
filed 2003-05-20
CIK 774454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2003

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

         Common Stock, $0.0001 par value per share - 86,372,575 shares outstanding as of March 31, 2003

                   Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one):  Yes |_|; No |X|

================================================================================


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         U.S. MICROBICS INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         As of              As of
                                                                                       March 31,        September 30,
                                                                                         2003               2002
ASSETS                                                                                (Unaudited)         (Audited)
                                                                                     -------------      -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                       $     23,656       $     44,520
     Accounts receivable                                                                    5,941              4,989
     Cost and Estimated Profit in Excess of Billing                                       121,912              3,818
     Contract Receivable                                                                       --             80,612
     Prepaid expenses and other assets                                                     54,678             58,951
                                                                                     -------------      -------------
          Total current assets                                                            206,187            192,890

PLANT, PROPERTY AND EQUIPMENT:
     Office Furniture and Equipment                                                       137,836            134,390
     Leasehold Improvement                                                                 14,376             14,376
     Production Equipment                                                                 159,630            159,630
                                                                                     -------------      -------------
                                                                                          311,842            308,396
     Less:  Accumulated Depreciation                                                     (201,874)          (176,497)
                                                                                     -------------      -------------
                                                                                          109,968            131,899
OTHER ASSETS:
     Restricted Cash                                                                      252,156            251,796
     Deposit                                                                               24,179             28,779
                                                                                     -------------      -------------
                                                                                          276,335            280,575
                                                                                     -------------      -------------
TOTAL ASSETS                                                                         $    592,490       $    605,364
                                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                           $  1,382,774       $  1,602,034
     Current portion of capital lease obligation                                               --                 --
     Notes payable, related parties                                                       277,790             38,010
                                                                                     -------------      -------------
          Total current liabilities                                                     1,660,564          1,640,044

NOTES PAYABLE TO RELATED PARTIES, LONG-TERM PORTION                                        63,930             63,930

COMMITMENTS AND CONTINGENCIES                                                                  --                 --

MINORITY INTEREST                                                                         193,539             60,345

DEFICIENCY IN STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 6,244 and 6,458 shares issued and outstanding at March 31, 2003 and September 30, 2002,
respectively; aggregate liquidation preference of $6,244 and $6,458                           625                646
          Series B; 500,000 shares authorized; 5,522 shares issued
               and outstanding at March 31, 2003 and September 30, 2002,
respectively; aggregate liquidation preference of $5,522                                      552                552
          Series C; 50,000 shares authorized; 16,071 and 23,521 shares issued and outstanding at March 31, 2003 and September 30, 2002,
respectively; aggregate liquidation preference of $1,707,100 and $2,352,100                 1,607              2,352
          Series D; 50,000 shares authorized; 10,300 shares issued and outstanding at March 31, 2003 and September 30, 2002,
respectively; no liquidation preference                                                     1,030              1,030
          Series E; 50,000 shares authorized; 696 shares issued and
               outstanding at March 31, 2003 and September 30, 2002,
respectively; aggregate liquidation preference of $69,600                                      70                 70
                                                                                     -------------      -------------
                                                                                            3,884              4,650




                                         U.S. MICROBICS INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Continued)

     Common stock; $.0001 par value; 150,000,000 shares authorized; 86,372,575 and 47,579,111 shares issued and outstanding at March 31,
          2003 and September 30, 2002, respectively                                         8,637              4,758
     Additional paid-in capital                                                        21,624,907         19,703,702
     Dividend Payable                                                                      (7,919)            (3,777)
     Discount on Preferred Stock                                                          (19,750)           (47,542)
     Treasury Stock                                                                      (117,400)          (117,400)
     Stock Subscriptions                                                               (3,798,750)        (3,818,750)
     Deferred Financing Costs                                                            (166,540)          (166,540)
     Accumulated Deficit                                                              (18,852,612)       (16,718,056)
                                                                                     -------------      -------------
          Total stockholders' Deficit                                                  (1,325,543)        (1,158,955)
                                                                                     -------------      -------------
          Total Liabilities and Deficiency in Stockholders' Equity                   $    592,490       $    605,364
                                                                                     =============      =============

               See accompanying footnotes to the unaudited condensed consolidated financial statements.


                                    U.S. MICROBICS INC. AND SUBSIDIARIES CONDENSED
                                           CONSOLIDATED STATEMENTS OF LOSSES
                                                      (UNAUDITED)

                                                        FOR THE SIX                            FOR THE THREE
                                                   MONTHS ENDED MARCH 31,                MONTHS ENDED MARCH 31,
                                                    2003                2002                2003            2002
                                                -------------      -------------         ------------   ------------
Revenues                                        $    279,655       $     73,387          $     96,557   $     58,611
Cost of revenues                                     174,906             60,465                79,624          2,808
                                                -------------      -------------         ------------   ------------
Gross income (loss)                                  104,749            12,922                 16,933         55,803

Selling, general and administrative expenses       2,374,944           1,466,515              985,858        749,599
                                                -------------      -------------         ------------   ------------
Loss from operations                              (2,270,195)         (1,453,593)           (968,925)      (693,796)

Other income (expense):
Interest (expense), net                              (41,019)          (91,338)              (33,270)         15,717
Realized Gain (loss) on Sale of Securities            98,203                 --               (1,797)             --
                                                -------------      -------------         ------------   ------------
                                                      57,184           (91,338)              (35,067)      ( 15,717)

Minority Interest                                    120,395                 --                98,877            --

Net Loss Before Income Taxes                      (2,092,616)        (1,544,931)            (905,115)      (678,079)

Income tax (benefit) expenses                            --                  --                    --            --
                                                -------------      -------------         ------------   ------------

Net loss                                        $ (2,092,616)      $ (1,544,931)         $  (905,115)   $  (678,079)
                                                =============      =============         ============   ============

Net loss per common share (basic and diluted)   $      (0.03)       $      (0.06)        $      (.01)   $      (.03)

Weighted average common shares outstanding        61,072,411         23,836,997            61,072,411     25,952,201




               See accompanying footnotes to the unaudited condensed consolidated financial statements.

                                                           3

                                       U.S. MICROBICS INC. AND SUBSIDIARIES CONDENSED
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                         FOR THE SIX                  FOR THE THREE
                                                                     MONTHS ENDED MARCH 31,        MONTHS ENDED MARCH 31,
                                                                      2003          2002            2003           2002
                                                                  ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(2,092,616)   $ 1,544,931)   $  (905,115)   $  (678,079)
   Adjustment to reconcile net loss to cash used
     in operating activities:
   Depreciation                                                        25,378         27,216         12,711         13,094
   Loss on sale of asset                                                   --          4,833             --          4,833

   Gain on sales of investment                                        (98,203)            --          1,797             --
   Minority interest                                                 (120,395)            --        (98,877)            --
   Beneficial conversion feature                                       45,792             --         25,417             --
   Miscellaneous adjustment                                           (40,000)            --             --             --
   Stock, stock options, and warrants in exchange for services      1,721,318        237,613        621,483         48,498
   Decrease (increase) in:
          Accounts receivable                                            (952)        13,730         55,518          6,581
          Prepaid expenses deposits, and other assets                 (32,848)       (83,171)       (55,271)       (87,018)
   Increase (decrease) in:
         Accounts payable and accrued expenses                       (219,260)       474,481        (65,742)       280,027
         Dividends payable                                             (6,115)            --         (2,170)            --
                                                                  ------------   ------------   ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                (817,901)      (870,229)      (410,249)      (412,064)
                                                                  ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (3,446)        (3,285)            --             --
   Proceeds from sale of asset                                             --         45,000             --         45,000
   Proceeds from sales of investments                                 123,203             --         23,203             --
                                                                  ------------   ------------   ------------   ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                             119,757         41,715         23,203         45,000
                                                                  ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock in private placements                     163,000             --         90,000             --
   Issuance of subsidiaries' common stock in private placements       279,500             --         50,000             --
   Issuance of stock and warrants through equity line                      --        357,625             --        169,775
   Loans from related parties                                         234,780        538,600        219,780        314,700
   Repayment of notes payables                                             --        (95,000)            --        (95,000)
   Repayment of capital lease obligation                                   --           (900)            --             --
                                                                  ------------   ------------   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             677,280        800,325        359,780        389,475
                                                                  ------------   ------------   ------------   ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (20,864)       (28,189)       (27,266)        22,411
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       44,520         50,600         50,922             --
                                                                  ------------   ------------   ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    23,656    $    22,411    $    23,656    $    22,411
                                                                  ============   ============   ============   ============


                  See accompanying footnotes to the unaudited condensed consolidated financial statements.

                                                             4


                          U.S. MICROBICS INC. AND SUBSIDIARIES CONDENSED
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                            (CONTINUED)

                                                     FOR THE SIX              FOR THE TRHEE
                                                MONTHS ENDED MARCH 31,    MONTHS ENDED MARCH 31,
                                                   2003         2002        2003         2002
                                               -----------  -----------  -----------  -----------
Supplemental disclosures of non-cash
     Investing and financing activities:

Common stock issued in exchange for services   $1,721,318   $  855,418   $  621,483   $   48,498

Cash paid for:
    Interest                                   $       --   $       --   $       --   $        --
    Income taxes                               $       --   $       --   $       --   $        --



     See accompanying footnotes to the unaudited condensed consolidated financial statements.



                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month and three-month periods ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

Also in June of 2002, the Company formed USM Technologies, Inc., ("USMTI") as a possible merger candidate for clients of USM Capital Group, Inc. USMTI is 60% owned by USM Capital Group, Inc. and 40% owned by U.S. Microbics, Inc.

On June 14, 2002, the Board of Directors of the Company approved the merger of its wholly-owned subsidiary, Applied Microbic Technology, Inc., with Capitol Group Holdings Corporation ("CGHC"), a Nevada Corporation. Pursuant to the stock exchange agreement, U.S. Microbics Inc. and USM Capital Group, Inc. received 2,400,000 and 2,350,000 shares of CGHC common stock, respectively. U.S. Microbics, Inc. has announced a "spin-off" of approximately 2,175,000 shares of common stock in CGHC to shareholders of record on July 3, 2002. Distribution of spin-off stand to be done upon filing of registration by CGHC.

On August 8, 2002 the shareholders of USMTI approved a plan of merger with Majestic Safe-T-Products, LTD ("Majestic"), a Maryland corporation. On September 19, 2002, USM Capital Group, Inc., and U.S. Microbics, Inc. (collectively, the "Sellers") entered into a Capital Stock Exchange Agreement with Majestic, whereby the sellers agreed to exchange 100% of their stock holdings in USMTI for 15,000,000 common shares of Majestic. Pursuant to the Agreement, on September 19, 2002, U.S. Microbics, Inc. and USM Capital Group, Inc. received 6,000,000 and 9,000,000 shares of Majestic common stock, respectively. The 15,000,000 common shares represent a 30.15 % ownership in Majestic. U.S. Microbics, Inc. has announced a "spin-off" of approximately 5,884,000 shares of common stock in Majestic to shareholders of record on August 30, 2002. Distribution of spin-off stand to be done upon filing of registration by Majestic.

On September 17, 2002, the Company formed USM Financial Solutions, Inc. ("USMFSI") as another possible merger candidate for clients of USM Capital Group, Inc. USMFSI is 60% owned by USM Capital Group, Inc. and 40% owned by U.S. Microbics, Inc.

On September 24, 2002, the shareholders of USMFSI approved a plan of merger with Commerce Development Corporation, LTD, ("CDC"), a Maryland corporation. Also on September 24, 2002, USM Capital Group, Inc. and U.S. Microbics, Inc., (collectively, the "Sellers") entered into a Capital Stock Exchange Agreement with CDC, whereby the sellers agreed to exchange 100% of their stock holdings in USMFI for 800,000 common shares of CDC. Pursuant to the Agreement on September 30, 2002, U.S. Microbics, Inc. and USM Capital Group, Inc. received 320,000 and 480,000 shares of CDC common stock, respectively. The 800,000 common shares represent a 3.89 % ownership in CDC. U.S. Microbics, Inc. has announced a "spin-off" of approximately 400,000 of its CDC common shares to shareholders of record on October 28, 2002. To accomplish the "spin-off" USM Capital Group, Inc. transferred 100,000 shares of CDC stock to U.S. Microbics, Inc. Distribution of spin-off stand to be done upon filing of registration by CDC.

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

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

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

NOTE C - CAPITAL STOCK

Preferred Stock
---------------

The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of March 31, 2003, there were 6,244 shares of Series A (II) preferred stock, 5,522 shares of Series B preferred stock, 16,071 shares of Series C preferred stock, 10,300 shares of Series D preferred stock, and 696 shares of Series E preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 3,202,760 shares of common stock. As of March 31, 2003, the Company accrued $6,115 in dividends for the Series E preferred stock.

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

Common Stock
------------

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.0001 per share. As of March 31, 2003 the Company has issued and outstanding 86,372,575 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

For the six months ended March 31, 2003, the Company issued a total of 5,800,000 shares of common stock in exchange for $163,000, net of costs and fees, in a private placement.

For the six months ended March 31, 2003, the Company issued an aggregate of 22,564,993 shares of common stock to consultants in exchange for a total of $1,324,143 of services and expenses rendered. These shares were valued at a weighted average of $.05 per share.

For the six months ended March 31, 2003, the Company issued an aggregate of 9,681,334 shares of common stock to employees in exchange for a total of $397,175 of services rendered. These shares were valued at a weighted average of $.04 per share.

For the six months ended March 31, 2003, certain Series A (II) preferred stockholders exercised their preferred stock conversion rights and the Company issued 2,137 shares of common stock in exchange for cancellation of 214 shares of Series II preferred stock. In addition, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 647,137 shares of common stock in exchange for cancellation of 6,450 shares of Series C preferred stock.

NOTE D - MINORITY INTEREST

The Company's majority-owned subsidiary, USM Capital Group, Inc., issued 240,000 shares of common stock to private investors at $0.50 per share for total proceeds of $120,000. This transaction resulted in a minority interest of $120,000, increasing the minority interest from 22% to 23.60%, which reflects the original investment by the minority shareholders of USM Capital Group, Inc. As of March 31, 2003, the minority shareholders' share of the earnings of USM Capital Group, Inc. is $20,279.

The Company's majority-owned subsidiary, Sub Surface Waste Management, Inc. ("SSWM"), issued 274,000 shares of common stock to private investors at $0.50 per share for total proceeds of $129,500, net of offering costs. Sub Surface Waste Management, Inc. issued 98,000 shares of common stock to the Company's employees for bonus compensation at $0.10 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Of the shares issued for employee bonus compensation, 40,000 shares were issued to two principal shareholders of the Company and those shares have been reflected as part of the Company's investment in SSWM. Sub Surface Waste Management of Delaware. issued 402,000 shares of common stock to consultants for Services rendered. These shares were valued at $0.10 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

services rendered. Sub Surface Waste Management, Inc. also issued 360,000 shares of Series A preferred stock with no voting rights to consultants for services at $0.05 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Subsequent to the Capital Stock Exchange Agreement with Sub Surface Waste Management, Inc. of Delaware, these transactions resulted in a minority interest of $91,468, increasing the minority interest from 5% to 29%, which reflects the original investment by the minority shareholders of Sub Surface Waste Management, Inc. As of March 31, 2003, the minority shareholders' share of the loss of Sub
Surface Waste Management, Inc. is $14,814.

As of March 31, 2003, the minority shareholder's share of the earnings of Sol Tech Corporation is $1,146.

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

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount of $88,864, including attorneys' fees. The lawsuit was settled during fiscal year 2002 by a payment of $25,000 to the law firm. A consulting firm earned a fee of approximately $13,500, of which $665 is outstanding as of March 31, 2003.

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

NOTE F - SUBSEQUENT EVENTS

On April 2, 2003, a lawsuit was filed against the Company by Brobeck Phleger & Harrison, LLP, for unpaid legal fees in the amount of $29,445 plus accrued interest of $12,899. The Company is currently negotiating with the law firm to reach a settlement agreement. The Company has until May 27, 2003, to file a formal reply regarding the lawsuit.

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

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

Results of Operations

FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2002 AND THREE MONTHS ENDED MARCH 31, 2002.

The Company had revenues of $279,655 during the six months ended March 31, 2003, a 281% increase as compared to $73,387 of revenues for the same period in fiscal 2002. The Company had revenue of $96,557 during the three months ended March 31, 2003 a 64% increase as compared to $58,611 of revenue for the same period in fiscal 2002.

Revenues for the six months, and three months ended March 31, 2003 and 2002 consisted primarily of contracts for bio-remediation of hydrocarbons in contaminated soil and ground water. Signed contract backlog, consisting of awarded contracts not yet started, was approximately $101,000 as of 3/31/03. The cost of revenues was $174,906 on March 31, 2003 compared to $60,465 on March 31, 2002.

For the quarter ended March 31, 2002, the Company has gross income of $104,749 (37% of revenue) compared to a gross income of $12,922 (18% of revenue) for the quarter ended March 31, 2002. The marked improvement is due to higher levels of revenue being spread over fixed stand-by costs related to field work. Revenue is recognized under the percentage of completion method, based on estimated costs to complete.

Selling, general and administrative ("SG&A") expenses for the first two quarters of fiscal year 2003 totaled $2,374,944 compared to $1,466,515 for the same period in fiscal year 2002. SG&A expenses for the first two quarters of fiscal year 2003 consisted of occupancy, payroll, accounting, and legal, consulting, and public relations expenses.

The Company incurred a net loss of $2,092,616 and had negative cash flows from operations of $817,901 for the six months ended March 31, 2003 compared to a net loss of $1,544,931 and negative cash flows from operations of $870,229 for the six months ended March 31, 2002. The increase in net loss of $547,685 from the quarter ended March 31, 2003 compared to March 31, 2002, was primarily due to common stock issued to consultants for services and increased payroll costs. Basic and diluted net loss per share was $(.03) for the six months ended March 31, 2003 and 2002.compared to $(.06) for the six months ended March 31, 2002. The decrease was due to the increase in average shares outstanding of 37,235,414 for the six months ended March 31, 2003 compared to 23,836,997 for the corresponding six months ended March 31, 2002.

Although the Company is expecting to increase revenues during the next two quarters of fiscal year ended September 30, 2003, and for the fiscal year ended 2004, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up to $5,000,000 from a private placement through its subsidiary Sub Surface Waste Management of Delaware, Inc. during the second and third quarters of fiscal 2003. The funds are targeted primarily for funding contract costs, expansion of the marketing effort and for the acquisition of companies that will increase revenues, cash flow and profits. There can be no assurance that the Company or SSWM will be able to raise such capital on acceptable terms. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents totaled $23,656 and $44,520 at March 31, 2003 and September 30, 2002, respectively. Net cash used in operations was $817,901 for the six months ended March 31, 2003, compared to $870,229 for the comparable period in the prior fiscal year.

During the six months ended March 31, 2003, the Company raised $442,500 net of placement fees of approximately $25,000, from issuance of common stock through private placements and $234,780 from loans from related parties. As of March 31, 2003, the Company has negative working capital of $1,454,377 as compared to negative working capital of $1,447,154 as of September 30, 2002. The Company is delinquent on the payment of payroll taxes in the amount of approximately $458,000. The Company has received notification from the Internal Revenue Service that they have put a lien on assets of the Company. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements.

Of the $1,382,774 in accounts payable and accrued expenses, approximately $800,000 is over 6 months past due. There is a possibility that trade vendors may file lawsuits for non-payment. If such lawsuits were filed, management resources and funds would be diverted from operating activities.

On March 14, 2000, the Company entered into an investment agreement to sell up to $35 million of the Company's common stock to Swartz Private Equity, LLC ("Swartz"). In conjunction with the agreement, the Company registered 20,000,000 shares of its common stock on the Securities and Exchange Commission Form SB-2 Registration Statement. During the quarter ended March 31, 2003, the Company elected not to make sales of stock to Swartz.

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

With the establishment of USM Capital Group, Inc. and it efforts toward consulting and acquisitions and mergers, the Company expects to raise additional working capital during the remaining nine months of its fiscal year by obtaining consulting contracts and by the sale of stock received in its merger program. To date the Company has received cash proceeds of $10,750, and $30,400 in stock from consulting contracts and $123,100 from the sale of stock received under consulting contracts. To date the Company has also received cash proceeds of $130,000 from the sale of its common stock value at $.50 a share.

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

RISKS AND UNCERTAINTIES

For the six months ended March 31, 2003 the Company has generated revenues of $279,655. During this same period, the Company incurred a net loss of $2,092,616 and had negative cash flows from operations of $817,901. As of March 31, 2003, the Company has an accumulated deficit of $18,852,612. While reorganizing its operations from prior business operations, the Company had revenues during the fiscal years ended September 30, 2002 and 2001 of $228,317 and $50,700 respectively. During the Company's Development Stage operation, when it was building its manufacturing facility, acquiring technical and engineering staff, researching market opportunities and validating its technology in field demonstrations, it incurred net losses of $3,999,356 in fiscal 2002 and $3,527,700 in fiscal 2001.

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


ITEM 3.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

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

On November 19, 2001, a lawsuit was filed against the Company by Crosby, Heafey, Roach and May, a professional legal corporation, for unpaid legal services provided in the amount $88,864, including attorneys' fees. The lawsuit was settled during fiscal 2002 by a payment of $25,000 to the law firm. A consulting firm earned a fee of approximately $13,500, of which $665 is outstanding as of March 31, 2003.

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

                                       U.S. MICROBICS, INC.

Date: May 19, 2003                     By: /s/ Robert C. Brehm
                                           -------------------------------------
                                           Robert C. Brehm, President and
                                           Chief Executive Officer

                                       By: /s/ Conrad Nagel
                                           -------------------------------------
                                           Conrad Nagel, Chief Financial Officer