Form 10QSB
period 2003-06-30
US MICROBICS INC
filed 2003-08-14
CIK 774454

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

      For the transition period from ________ to _________ Commission File No.:
      0-14213
                         For the quarter ended June 30, 2003


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

         Common Stock, $0.0001 par value per share - 106,125,043 shares outstanding as of July 31, 2003

                   Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one):  Yes |_|; No |X|

================================================================================


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                     U.S. MICROBICS INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         AS OF              AS OF
                                                                                        JUNE 30,        SEPTEMBER 30,
                                                                                         2003               2002
ASSETS                                                                                (Unaudited)         (Audited)
                                                                                     -------------      -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                       $      5,388       $     44,520
     Accounts receivable                                                                   20,812              4,989
     Cost and Estimated Profit in Excess of Billing                                       194,836              3,818
     Contract Receivable                                                                       --             80,612
     Prepaid expenses and other assets                                                     38,403             58,951
                                                                                     -------------      -------------
          Total current assets                                                            259,439            192,890
PLANT, PROPERTY AND EQUIPMENT:
     Office Furniture and Equipment                                                       137,836            134,390
     Leasehold Improvement                                                                 14,376             14,376
     Production Equipment                                                                 159,091            159,630
     Vehicles                                                                               8,851                 --
                                                                                     -------------      -------------
                                                                                          320,154            308,396
     Less:  Accumulated Depreciation                                                     (214,461)          (176,497)
                                                                                     -------------      -------------
                                                                                          105,693            131,899
OTHER ASSETS:
     Restricted Cash                                                                      257,690            251,796
     Deposit                                                                               24,179             28,779
                                                                                     -------------      -------------
                                                                                          281,869            280,575
                                                                                     -------------      -------------
TOTAL ASSETS                                                                         $    647,001       $    605,364
                                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                           $  1,301,423       $  1,602,034
     Current portion of capital lease obligation                                               --                 --
     Notes payable, related parties                                                       300,990             38,010
                                                                                     -------------      -------------
          Total current liabilities                                                     1,602,413          1,640,044

NOTES PAYABLE TO RELATED PARTIES, LONG-TERM PORTION                                        63,930             63,930

COMMITMENTS AND CONTINGENCIES                                                                  --                 --

MINORITY INTEREST                                                                         158,313             60,345

DEFICIENCY IN STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 6,244 and 6,458 shares issued and outstanding at June 30, 2003 and September 30, 2002,
respectively; aggregate liquidation preference of $6,244 and $6,458                           625                646
          Series B; 500,000 shares authorized; 5,522 shares issued
               and outstanding at June 30, 2003 and September 30, 2002,
respectively; aggregate liquidation preference of $5,522 and $5,522                           552                552
          Series C; 50,000 shares authorized; 16,071 and 23,521 shares issued and outstanding at June 30, 2003 and September 30, 2002,
respectively; aggregate liquidation preference of $1,707,100 and $2,352,100                 1,607              2,352
          Series D; 50,000 shares authorized; 10,300 shares issued and outstanding at June 30, 2003 and September 30, 2002,
respectively; no liquidation preference                                                     1,030              1,030
          Series E; 50,000 shares authorized; 0 and 696 shares issued and outstanding at June 30, 2003 and September 30, 2002, respectively
               aggregate liquidation preference of $69,600                                     --                 70
                                                                                     -------------      -------------
                                                                                            3,814              4,650



                                     U.S. MICROBICS INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Continued)

     Common stock; $.0001 par value; 150,000,000 shares
       authorized; 106,125,043 and 47,579,111 shares issued and outstanding
at June 30, 2003 and September 30, 2002, respectively                                      10,613              4,758
     Additional paid-in capital                                                        22,830,637         19,703,702
     Dividend Paid                                                                        (35,588)            (3,777)
     Discount on Preferred Stock                                                           (8,458)           (47,542)
     Treasury Stock                                                                      (117,400)          (117,400)
     Stock Subscriptions                                                               (3,885,018)        (3,818,750)
     Deferred Financing Costs                                                            (166,540)          (166,540)
     Accumulated Deficit                                                              (19,809,715)       (16,718,056)
                                                                                     -------------      -------------
          Total stockholders' Deficit                                                  (1,177,655)        (1,158,955)
                                                                                     -------------      -------------
          Total Liabilities and Deficiency in Stockholders' Equity                   $    647,001       $    605,364
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


                                     U.S. MICROBICS INC. AND SUBSIDIARIES CONDENSED
                                            CONSOLIDATED STATEMENTS OF LOSSES
                                                       (UNAUDITED)

                                                              FOR THE NINE                        FOR THE THREE
                                                          MONTHS ENDED JUNE 30,                MONTHS ENDED JUNE 30,
                                                        2003               2002               2003              2002
                                                   -------------      -------------      -------------      -------------
Revenues                                           $    418,772       $    152,883       $    139,117       $     79,496
Cost of revenues                                        262,206            137,970             87,300             77,505
                                                   -------------      -------------      -------------      -------------
Gross income (loss)                                     156,566             14,913             51,817              1,991

Selling, general and administrative expenses          3,397,394          2,436,515          1,022,450            970,000
                                                   -------------      -------------      -------------      -------------
Loss from operations                                 (3,240,828)        (2,421,602)          (970,633)          (968,009)

Other income (expense):
Interest (expense), net                                 (62,713)          (137,848)           (21,694)           (46,510)
Conversion benefit expense                                   --            (81,500)                --            (81,500)
Realized Gain (loss) on Sale of Securities               98,203                 --                 --                 --
                                                   -------------      -------------      -------------      -------------
                                                         35,490           (219,348)           (21,694)          (128,010)

Net Loss Before Income Taxes                         (3,205,338)        (2,640,950)          (992,327)        (1,096,019)

Minority Interest                                       155,621                 --             35,226                 --

Income tax (benefit) expenses                                --                 --                 --                 --
                                                   -------------      -------------      -------------      -------------

Net loss                                           $ (3,049,717)      $ (2,640,950)      $   (957,101)      $ (1,096,019)
                                                   =============      =============      =============      =============

Net loss per common share (basic and diluted)      $      (0.04)      $      (0.10)      $       (.01)      $       (.04)

Weighted average common shares outstanding           72,401,731         26,694,164         72,401,731         26,694,164

                                  See accompanying footnotes to the unaudited condensed
                                           consolidated financial statements.


                                U.S. MICROBICS INC. AND SUBSIDIARIES CONDENSED
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                              FOR THE NINE
                                                                          MONTHS ENDED JUNE 30,
                                                                         2003              2002
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $(3,049,717)      $(2,640,950)
   Adjustment to reconcile net loss to cash used in
        operating activities:
   Depreciation                                                            38,196            39,768
   Gain on sale of asset                                                     (192)            4,833

   Gain on sales of investment                                            (98,203)               --
   Minority interest                                                     (155,621)               --
   Beneficial conversion feature                                           57,084                --
   Miscellaneous adjustment                                               (40,000)               --
   Stock, stock options, and warrants in exchange for services          2,022,340           579,334
   Employee stock options expense                                          28,604                --
   Decrease (increase) in:
         Accounts receivable                                              (15,823)           16,704
         Prepaid expenses deposits, and other assets                      (91,833)         (333,532)
   Increase (decrease) in:
         Accounts payable and accrued expenses                           (300,611)          757,695
         Dividends payable                                                 (2,170)               --
                                                                      ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES                                  (1,607,946)       (1,576,148)
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (12,297)           (3,285)
   Proceeds from sale of asset                                                500            45,000
   Proceeds from sales of investments                                     123,203                --
                                                                      ------------      ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       111,406            41,715
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common, and preferred stock in private placements          888,000            50,000
   Issuance of subsidiaries' common stock in private placements           279,500                --
   Issuance of stock and warrants through equity line                          --           940,089
   Issuance of stock under employee stock options plan                     55,128                --
   Loans from related parties                                             234,780           661,490
   Repayment of notes payables                                                 --          (124,500)
   Repayment of capital lease obligation                                       --              (900)
                                                                      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,457,408         1,526,179
                                                                      ------------      ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                     (39,132)           (8,254)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           44,520            50,600
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     5,388       $    42,346
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


                           U.S. MICROBICS INC. AND SUBSIDIARIES CONDENSED
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                             (CONTINUED)

                                                                    FOR THE NINE
                                                               MONTHS ENDED JUNE 30,
                                                                2003             2002
                                                             ------------    ------------
Supplemental disclosures of non-cash
     Investing and financing activities:

Common stock issued in exchange for services                 $2,022,340      $  970,229
Discount on notes payable, related parties                       28,200              --

Cash paid for:
    Interest                                                 $    1,080      $       --
    Income taxes                                             $       --      $       --
    Dividends                                                $    2,170      $       --


                   See accompanying footnotes to the unaudited condensed
                            consolidated financial statements.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the nine-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2002 audited consolidated financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.

Business and Basis of Presentation
----------------------------------

U.S. Microbics, Inc. was organized on December 7, 1984 under the laws of the State of Colorado and is engaged in the development, application and licensing of patented toxic and hazardous waste treatment and recovery processes as well as the licensing and application of microbially enhanced oil recovery technologies and products.

The Company has seven subsidiaries: West Coast Fermentation Center, Sub Surface Waste Management of Delaware, Inc. ("SSWM"), Sol Tech Corporation (-also known as Wasteline Performance Corporation), Bio-Con Microbes, USM Capital Group, Inc., USM Technologies, Inc., USM Resources Development and USM Financial Solutions, Inc. West Coast Fermentation Center's primary business is to manufacture microbial cultures that are to be sold to other subsidiaries of the Company. Sub Surface Waste Management's business is to use the microbial technology to provide engineered solutions for soil and groundwater cleanup. Sol Tech Corporation and Bio-Con Microbes are companies formed to service the wastewater treatment and agriculture markets, respectively.

On August 2, 2000 Bio-Con Microbes formed a 98% owned Mexican corporation Natura Agricultura, de C.V. to serve as its international marketing arm for agricultural products and services based upon naturally occurring microorganisms and additives. The other 2% is owned by U.S. Microbics, Inc., Bio-Con Microbes's parent company.

In June of 2002, the Company formed USM Capital Group, Inc. (a Nevada Corporation) as a wholly-owned subsidiary. USM Capital Group, Inc., was formed to be the financial services division of U.S. Microbics, Inc. USM Capital Group, Inc. provides an array of financial services for private and publicly traded companies. USM Capital Group, Inc. helps clients go public through its Partner Program. The Company's mission is to build shareholder value through the successful deployment of financial services in taking companies public, and providing administrative services thereafter.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

Also in June of 2002, the Company formed USM Technologies, Inc., ("USMTI") as a possible merger candidate for clients of USM Capital Group, Inc. USMTI is 60% owned by USM Capital Group, Inc. and 40% owned by U.S. Microbics, Inc.

On June 14, 2002, the Board of Directors of the Company approved the merger of its wholly-owned subsidiary, Applied Microbic Technology, Inc., with Capitol Group Holdings Corporation ("CGHC"), a Nevada Corporation. Pursuant to the stock exchange agreement, U.S. Microbics Inc. and USM Capital Group, Inc. received 2,400,000 and 2,350,000 shares of CGHC common stock, respectively. U.S. Microbics, Inc. has announced a "spin-off" of approximately 2,175,000 shares of common stock in CGHC to shareholders of record on July 3, 2002. The distribution of the spin-off shares will commence after a registration is filed by CGHC with the Securities and Exchange Commission and an effective date is declared.

On August 8, 2002 the shareholders of USMTI approved a plan of merger with Majestic Safe-T-Products, LTD ("Majestic"), a Maryland corporation. On September 19, 2002, USM Capital Group, Inc., and U.S. Microbics, Inc. (collectively, the "Sellers") entered into a Capital Stock Exchange Agreement with Majestic, whereby the sellers agreed to exchange 100% of their stock holdings in USMTI for 15,000,000 common shares of Majestic. Pursuant to the Agreement, on September 19, 2002, U.S. Microbics, Inc. and USM Capital Group, Inc. received 6,000,000 and 9,000,000 shares of Majestic common stock, respectively. The 15,000,000 common shares represent a 30.15 % ownership in Majestic. U.S. Microbics, Inc. has announced a "spin-off" of approximately 5,884,000 shares of common stock in Majestic to shareholders of record on August 30, 2002. The distribution of the spin-off shares will commence after a registration is filed by Majestic with the Securities Exchange Commission and an effective date is declared.

On September 17, 2002, the Company formed USM Financial Solutions, Inc. ("USMFSI") as another possible merger candidate for clients of USM Capital Group, Inc. USMFSI is 60% owned by USM Capital Group, Inc. and 40% owned by U.S. Microbics, Inc.

On September 24, 2002, the shareholders of USMFSI approved a plan of merger with Commerce Development Corporation, LTD, ("CDC"), a Maryland corporation. Also on September 24, 2002, USM Capital Group, Inc. and U.S. Microbics, Inc., (collectively, the "Sellers") entered into a Capital Stock Exchange Agreement with CDC, whereby the sellers agreed to exchange 100% of their stock holdings in USMFI for 800,000 common shares of CDC. Pursuant to the Agreement on September 30, 2002, U.S. Microbics, Inc. and USM Capital Group, Inc. received 320,000 and 480,000 shares of CDC common stock, respectively. The 800,000 common shares represent a 3.89 % ownership in CDC. U.S. Microbics, Inc. has announced a "spin-off" of approximately 400,000 of its CDC common shares to shareholders of record on October 28, 2002. To accomplish the "spin-off" USM Capital Group, Inc. transferred 100,000 shares of CDC stock to U.S. Microbics, Inc. The distribution of the spin-off shares will commence after a registration is filed by CDC with the Securities Exchange Commission and an effective date is declared.

STOCK-BASED COMPENSATION
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended June 30, 2003. The Company has no awards of stock-based employee compensation outstanding at June 30, 2003 and 2002.

RECLASSIFICATION

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year. These reclassifications had no effect on reported losses.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not currently have any derivative instruments, nor does the Company currently participate in hedging activities. Therefore, the Company's adoption of SFAS No. 149, as required, is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt SFAS No. 150 in its interim reporting as of the fourth quarter of 2003, and adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.


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


NOTE C - CAPITAL STOCK

Preferred Stock
---------------

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $.10 per share. The Company has reserved 2,727,138 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of June 30, 2003, there were 6,244 shares of Series A (II) preferred stock, 5,522 shares of Series B preferred stock, 16,071 shares of Series C preferred stock, 10,300 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 2,727,138 shares of common stock. As of June 30, 2003, the Company paid $4,912 in dividends for the Series E preferred stock.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

Common Stock
------------

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $.0001 per share. As of June 30, 2003 the Company has issued and outstanding 106,125,043 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

For the nine months ended June 30, 2003, the Company issued a total of 20,995,000 shares of common stock in exchange for $888,000, net of costs and fees.

For the nine months ended June 30, 2003, the Company issued an aggregate of 24,088,530 shares of common stock to consultants in exchange for a total of $1,625,165 of services and expenses rendered. These shares were valued at a weighted average of $.06 per share.

For the nine months ended June 30, 2003, the Company issued an aggregate of 10,518,197 shares of common stock to employees in exchange for a total of $397,175 of services rendered. These shares were valued at a weighted average of $.03 per share.

For the nine months ended June 30, 2003, the Company issued an aggregate of 1,000,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses.

For the nine months ended June 30, 2003, the Company issued an aggregate of 866,200 shares of common stock to retire 696 shares of Series E preferred stock.

For the nine months ended June 30, 2003, the Company issued an aggregate of 330,868 shares of common stock for the exercise of cashless warrants to Swartz Private Equity, LLC.

For the nine months ended June 30, 2003, certain Series A (II) preferred stockholders exercised their preferred stock conversion rights and the Company issued 2,137 shares of common stock in exchange for cancellation of 214 shares of Series II preferred stock. In addition, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 745,000 shares of common stock in exchange for cancellation of 7,450 shares of Series C preferred stock.

NOTE D - MINORITY INTEREST

The Company's majority-owned subsidiary, USM Capital Group, Inc., issued 240,000 shares of common stock to private investors at $0.50 per share for total proceeds of $120,000. This transaction resulted in a minority interest of $120,000, increasing the minority interest from 22% to 37%, which reflects the original investment by the minority shareholders of USM Capital Group, Inc. As of June 30, 2003, the minority shareholders' share of the earnings of USM Capital Group, Inc. is $27,645.

From October 2002 to December 2002, prior to the Capital Stock Exchange Agreement with Sub Surface Waste Management of Nevada, Sub Surface Waste Management of Delaware, Inc., the Company's majority-owned subsidiary, issued 98,000 shares of common stock to the Company's employees for bonus compensation, and 402,000 shares of common stock to consultants for services rendered. These shares were valued at $0.10 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. In the same period, Sub Surface Waste Management of Nevada issued 274,000 shares of common stock to private investors at $0.50 per share for total proceeds of $129,500, net of offering costs, and 360,000 shares of Series A preferred stock to consultants for services rendered at $.05 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. These transactions resulted in a minority interest of 21.46% or $48,736 at the time of the capital stocks were exchanged.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

Subsequent to the Capital Stock Exchange Agreement with Sub Surface Waste Management of Nevada, Sub Surface Waste Management of Delaware, Inc. issued an additional 60,000 shares of common stock to a private investor at $0.50 per share for total proceeds of $30,000. This transaction resulted in an increase of 8.24% in minority interest from 21.46% to 29.70% or an increase of $135,755 from $48,736 to $184,491 as of June 30, 2003.

As of June 30, 2003, the minority shareholder's share of the earnings of Sol Tech Corporation is $1,225.

NOTE E - COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on it financial position, results of operations or liquidity.

NOTE F - SUBSEQUENT EVENTS

The Company's 2003 Annual Stockholders Meeting was held on July 31, 2003 for the stockholders to vote on the election of a board of directors, the approval of the 2002 and 2003 Employee Stock Incentive Plans, the approval to amend the articles of incorporation to increase the number of authorized shares of common stock from 150,000,000 to 500,000,000 shares, and the approval to select Russell Bedford Stefanou Mirchandani LLP as its independent public accountants for the fiscal year ending September 30, 2003. According to the unofficial voting results as of July 31, 2003, all proposals were approved.

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

During that time frame, the Company has raised over $13,000,000 to finance its operations in preparation for implementing a major paradigm shift in the soil and groundwater cleanup market from the old 1980's philosophy of "best efforts, time and materials billing, treat the symptoms of the problem and measure progress over years," to the new millennium philosophy of "pay-for-performance, eliminate the problem better-faster-cheaper -now". Customer interest in this new philosophy runs high. The State of South Carolina and Florida both have adopted the "pay for performance" philosophy in certain environmental projects. Field tests have shown that the microbial technology and engineering solutions have significantly reduced the time and cost to treat contaminated water, chlorinated solvents and MTBE from years of little progress using 1980's technology, down to only weeks or months using biotechnology based solutions. These results mean that consumers may enjoy cleaner water, air and soil sooner rather than later and corporations, governmental entities and taxpayers may be able to reduce the expense of environmental cleanup in the future.

The efforts to implement the new philosophy revolve around alternate technology validation, the politics of local jurisdictional and industry acceptance of alternative technology for soil and groundwater cleanup and capital for financing the changeover logistics. By targeting key niche markets with high profit potential, low changeover costs and minimal political resistance, U.S. Microbics is becoming a revenue generating stage company in 2003 as measured by the
$815,540 of contracts awarded in fiscal year 2002. Work has commenced on all contracts. Implementation has now progressed from successful laboratory feasibility studies and customer field demonstration and completed projects to more complex contracts with state governments and private companies.

While these results are promising the Company's achievement of its objectives is highly dependent, among other factors, on its ability to raise the necessary capital to continue implementing its biotechnology solutions and obtaining performance bonds or letters of credits where required. The Company intends to raise additional working capital through the sale of common stock through private placements in its subsidiaries, through issuance of preferred stock or debt, through third party technology licensing arrangements for niche market or specific territory use, and through the sale of assets consisting of stock in merger/spin-off companies. There can be no assurance that the Company will raise such capital on terms acceptable to the Company, if at all. The Company's failure to obtain adequate financing may jeopardize its existence. See "Liquidity and Capital Resources."

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

In June of 2002, BUGS initiated an aggressive strategy of mergers/spin-offs with environmentally oriented companies, whereby BUGS is using its dormant and newly formed subsidiaries as a vehicle to provide new, high growth potential companies access to public capital markets. BUGS, through its subsidiary, USM Capital Group, Inc., will retain an equity interest in the new public companies. This strategy could provide the following benefits: 1) significant income from the sale of stock in newly formed public companies; 2): potential for cash liquidity from the sale of stock in these public companies and 3): new spheres of business for BUGS resulting from relationships with these new companies.

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

In May 2000 XyclonyX, at the request of Sub-Surface Waste Management, completed a successful pilot program that demonstrated the efficiency of using its proprietary microbes, (in a formulation called MTBEctomy(TM)), to treat Methyl-Tertiary-Butyl-Ether (MTBE), a chemical compound used as a fuel additive in gasoline, which has caused widespread and serious contamination of the nation's drinking water supplies. Sub-Surface Waste Management's successful engineering implementation of the treatment protocol developed by XyclonyX could help reduce the danger that MTBE poses to human health.

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

XyclonyX has filed a patent application for the "Treatment of Contaminated Activated Charcoal" with the United States Patent Office authored by this breakthrough technology lead developer Behzad Mirzayi, MS, P.E. Chief Engineer of Sub-Surface Waste Management. The new invention relates to the treatment of carbon filtration systems and the use of micro-organisms for removal of contaminating hydrocarbons from such systems. The patent application follows from development sponsored and directed by Sub-Surface Waste Management in successful field trials using the BAC(TM) and Bio-GAC(TM) bioreactivation treatment systems to on-site "bio-recycle" spent granular activated carbon at Petroleum Refineries, Petro-chemical Facilities, Manufacturing Facilities and large Superfund Project cleanups.

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

                    SUB SURFACE WASTE MANAGEMENT, INC. (SSWM)

Sub Surface Waste Management, Inc., prior to July 1, 2002, was wholly owned by U.S. Microbics, Inc. However, on December 13, 2002, the shareholder of SSWM entered into a Capital Stock Exchange Agreement with the stockholders of Covingham Capital Corporation's ("CCC"). The SSWM stockholders include the owners of all shares of the issued and outstanding common stock of SSWM and holders of options to purchase the Series A preferred stock of SSWM. The SSWM stockholders agree to transfer 10,744,000 shares of SSWM common stock and 5,360,000 shares of SSWM preferred stock in exchange for 10,744,000 shares of the Company's common stock and 5,360,000 shares of the Company's preferred stock. Additionally, the SSWM holders of options to purchase Series A preferred stock of SSWM exchanged their options for options to purchase the Series A preferred stock of the Company. As a result of this exchange agreement, SSWM became a wholly-owned subsidiary of CCC. There has been no change in the operations or management of SSWM.

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

As of June 30, 2003 SSWM has received $6,000,000 from its parent company, U.S. Microbics. These funds have been used for contract completion as well as identifying specific niche markets, new business development, developing new application techniques for bioremediation and procuring engineering resources. During the fiscal year ended September 30, 2002, SSWM was awarded cleanup contracts of $815,540. Typical contracts range from 12 to 18 months duration and the company receives payments as performance milestones are met.

Results of Operations

FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2002 AND THREE MONTHS ENDED JUNE 30, 2002.

The Company had revenues of $418,772 during the nine months ended June 30, 2003, a 174% increase as compared to $152,883 of revenues for the same period in fiscal 2002. The Company had revenue of $139,117 during the three months ended June 30, 2003, a 75% increase as compared to $79,496 of revenue for the same period in fiscal 2002. Revenues for the nine months and three months ended June 30, 2003 and 2002 consisted primarily of contracts for bio-remediation of hydrocarbons in contaminated soil and ground water. The cost of revenues was $262,206 on June 30, 2003 compared to $137,970 on June 30, 2002.

For the quarter ended June 30, 2003, the Company has gross profit of $51,817 (37% of revenue) compared to a gross income of $1,991 (3% of revenue) for the quarter ended June 30, 2002. The marked improvement is due to higher levels of revenue being spread over fixed stand-by costs related to field work. Revenue is recognized under the percentage of completion method, based on estimated costs to complete.

Selling, general and administrative ("SG&A") expenses for the first three quarters of fiscal year 2003 totaled $3,397,394 compared to $2,436,515 for the same period in fiscal year 2002. SG&A expenses for the first three quarters of fiscal year 2003 consisted of occupancy, payroll, accounting, and legal, and consulting expenses.

The Company incurred a net loss of $3,049,717 and had negative cash flows from operations of $1,607,946 for the nine months ended June 30, 2003 compared to a net loss of $2,640,950 and negative cash flows from operations of $1,576,148 for the nine months ended June 30, 2002. The increase in net loss of $408,767 from the quarter ended June 30, 2003 compared to June 30, 2002, was primarily due to common stock issued to consultants for services and increased payroll costs. Basic and diluted net loss per share was $(.04) for the nine months ended June 30, 2003 compared to $(.10) for the nine months ended June 30, 2002. The decrease was due to the increase in average shares outstanding of 72,401,731 for the nine months ended June 30, 2003 compared to 26,694,164 for the corresponding nine months ended June 30, 2002.

Although the Company is expecting to increase revenues during the next quarter of fiscal year ended September 30, 2003, and for the fiscal year ended 2004, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up to $5,000,000 from a private placement through its subsidiary SSWM when SSWM commences public trading of its common stock. The private placement funds are targeted primarily for funding contract costs, expansion of the marketing effort and for the acquisition of companies that will increase revenues, cash flow and profits. Until SSWM is publicly trading the Company must provide funding for the SSWM operation thru equity and debt placement in U.S. Microbics and in its subsidiaries. There can be no assurance that the Company or SSWM will be able to raise such capital on acceptable terms or when SSWM will commence trading of its public stock. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents totaled $5,388 and $44,520 at June 30, 2003 and September 30, 2002, respectively. Net cash used in operations was $1,607,946 for the nine months ended June 30, 2003 compared to $1,576,148 for the comparable period in the prior fiscal year.

During the nine months ended June 30, 2003, the Company raised $1,222,628 net of placement fees of approximately $19,500, from issuance of common stock, an employee stock options plan, and $234,780 from loans from related parties. As of June 30, 2003, the Company has negative working capital of $1,342,974 as compared to negative working capital of $1,447,154 as of September 30, 2002. The Company is delinquent on the payment of payroll taxes in the amount of approximately $140,000. The Company has received notification from the Internal Revenue Service that they have put a lien on assets of the Company. The Company will need to continue to raise funds by various financing methods such as equity and debt instruments to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements.

Of the $1,301,423 in accounts payable and accrued expenses, approximately $800,000 is over 6 months past due. There is a possibility that trade vendors may file lawsuits for non-payment. If such lawsuits were filed, management resources and funds could be diverted from operating activities.

Since September 1998, the Company has raised approximately $13,000,000 principally through sales of equity securities and debt.

With the establishment of USM Capital Group, Inc. and its efforts toward consulting and acquisitions and mergers, it has received cash proceeds of $20,750, and $30,400 in stock from consulting contracts and $123,100 from the sale of stock received under consulting contracts. To date the Company has also received cash proceeds of $120,000 from the sale of its common stock valued at $.50 a share.

The Company believes that it can generate sufficient cash through sources listed above to continue its operations through September 30, 2003, and anticipates that cash generated from Sub Surface Waste Management of Delaware, and projected revenues for consulting during the next quarter of fiscal 2003 will enable it to fulfill cash needs through fiscal 2004 operations.

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

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountant has stated in their report included in the Company's September 30, 2002 Form 10-KSB, that the Company is having difficulties generating sufficient cash flows to meet its obligations and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our annual report on September 30, 2002 Form 10-KSB, as amended, includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.


In the ordinary course of business, the Company has become subject to litigation and claims on various matters. There exists the possibility that the Company will not prevail in all cases. However, barring unanticipated adverse final determination in this litigation and claims, the Company does not believe that such litigation and claims will have a material adverse effect on its financial condition, its results of operations or its liquidity.

ITEM 2.           CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

                           None


                  (a)      None

                  (b)      None

                  (c) The Company also issued 504,900 shares of restricted common stock to consultants in exchange for services. These transactions were valued at approximately $0.07 to $0.10 per share. The issuance is considered exempt from registration under Section 4(2) of the Securities Act of 1933.

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

                                       U.S. MICROBICS, INC.

Date: August 13, 2003   By:         /s/ Robert C. Brehm
                             ---------------------------------------------------
                                      Robert C. Brehm, President and
                                      Chief Executive Officer

                          By:         /s/ Conrad Nagel
                             ---------------------------------------------------
                                      Conrad Nagel, Chief Financial Officer