Form 10QSB/A
period 2003-06-30
US MICROBICS INC
filed 2003-08-14
CIK 774454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                     U.S. MICROBICS INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         AS OF              AS OF
                                                                                        JUNE 30,        SEPTEMBER 30,
                                                                                         2003               2002
ASSETS                                                                                (Unaudited)         (Audited)
                                                                                     -------------      -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                       $      5,388       $     44,520
     Accounts receivable                                                                   20,812              4,989
     Cost and Estimated Profit in Excess of Billing                                       194,836              3,818
     Contract Receivable                                                                       --             80,612
     Prepaid expenses and other assets                                                     38,403             58,951
                                                                                     -------------      -------------
          Total current assets                                                            259,439            192,890
PLANT, PROPERTY AND EQUIPMENT:
     Office Furniture and Equipment                                                       137,836            134,390
     Leasehold Improvement                                                                 14,376             14,376
     Production Equipment                                                                 159,091            159,630
     Vehicles                                                                               8,851                 --
                                                                                     -------------      -------------
                                                                                          320,154            308,396
     Less:  Accumulated Depreciation                                                     (214,461)          (176,497)
                                                                                     -------------      -------------
                                                                                          105,693            131,899
OTHER ASSETS:
     Restricted Cash                                                                      257,690            251,796
     Deposit                                                                               24,179             28,779
                                                                                     -------------      -------------
                                                                                          281,869            280,575
                                                                                     -------------      -------------
TOTAL ASSETS                                                                         $    647,001       $    605,364
                                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                           $  1,301,423       $  1,602,034
     Current portion of capital lease obligation                                               --                 --
     Notes payable, related parties                                                       300,990             38,010
                                                                                     -------------      -------------
          Total current liabilities                                                     1,602,413          1,640,044

NOTES PAYABLE TO RELATED PARTIES, LONG-TERM PORTION                                        63,930             63,930

COMMITMENTS AND CONTINGENCIES                                                                  --                 --

MINORITY INTEREST                                                                         116,371             60,345

DEFICIENCY IN STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 6,244 and 6,458 shares issued and outstanding at June 30, 2003 and September 30, 2002,
respectively; aggregate liquidation preference of $6,244 and $6,458                           625                646
          Series B; 500,000 shares authorized; 5,522 shares issued
               and outstanding at June 30, 2003 and September 30, 2002,
respectively; aggregate liquidation preference of $5,522 and $5,522                           552                552
          Series C; 50,000 shares authorized; 16,071 and 23,521 shares issued and outstanding at June 30, 2003 and September 30, 2002,
respectively; aggregate liquidation preference of $1,707,100 and $2,352,100                 1,607              2,352
          Series D; 50,000 shares authorized; 10,300 shares issued and outstanding at June 30, 2003 and September 30, 2002,
respectively; no liquidation preference                                                     1,030              1,030
          Series E; 50,000 shares authorized; 0 and 696 shares issued and outstanding at June 30, 2003 and September 30, 2002, respectively
               aggregate liquidation preference of $69,600                                     --                 70
                                                                                     -------------      -------------
                                                                                            3,814              4,650



                                     U.S. MICROBICS INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Continued)

     Common stock; $.0001 par value; 150,000,000 shares
       authorized; 106,125,043 and 47,579,111 shares issued and outstanding
at June 30, 2003 and September 30, 2002, respectively                                      10,613              4,758
     Additional paid-in capital                                                        22,830,637         19,703,702
     Dividend Paid                                                                        (35,588)            (3,777)
     Discount on Preferred Stock                                                           (8,458)           (47,542)
     Treasury Stock                                                                      (117,400)          (117,400)
     Stock Subscriptions                                                               (3,885,018)        (3,818,750)
     Deferred Financing Costs                                                            (166,540)          (166,540)
     Accumulated Deficit                                                              (19,767,773)       (16,718,056)
                                                                                     -------------      -------------
          Total stockholders' Deficit                                                  (1,135,713)        (1,158,955)
                                                                                     -------------      -------------
          Total Liabilities and Deficiency in Stockholders' Equity                   $    647,001       $    605,364
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

NOTE D - MINORITY INTEREST

The following summarizes the minority interest included in the accompanying financial statements:

                            US Microbics,  Sol-Tech    Sub Surface Waste   USM Capital   Total
                            Inc.                       Management, Inc.    Group
                            -------------  ---------   -----------------   -----------   ---------
Balance as of 09/30/02            62,000        594             (41,941)       39,692      60,345

Additional issuance to           211,647                                                  211,647
investors

Minority interest
shareholders' of earnings                     1,225            (184,491)       27,645    (155,621)
(loss)

Balance as of 06/30/03           273,647      1,819            (226,432)       67,337     116,371

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