Form 10KSB
period 2003-09-30
US MICROBICS INC
filed 2004-01-28
CIK 774454

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           __________________________

                                   FORM 10-KSB
(Mark One)

[ ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                For the year fiscal year ended September 30, 2003
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                           __________________________

                          Commission File No.: 0-14213
                              U.S. MICROBICS, INC.
                 (Name of small business issuer in its charter)

             Colorado                                   84-0990371
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

                              6451-C El Camino Real
                           Carlsbad, California 92009
                                 (760) 918-1860
   (Address of principal executive offices and Registrant's telephone number)

                           __________________________

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                   Common Stock, $0.0001 par value per share

                           __________________________

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES [ ] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended September 30, 2003:
$568,607

         Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $4,801,964.

         Common Stock, $0.0001 par value per share 120,235,521 shares outstanding as of January 06, 2004.

         Documents Incorporated by Reference:  None.

         Transitional Small Business Disclosure Format (check one):
                                                                  YES [X] NO [ ]
================================================================================

                                              TABLE OF CONTENTS

PART I......................................................................................................1

   Item 1.     Description of Business......................................................................1
   Item 2.     Description of Property.....................................................................16
   Item 3.     Legal Proceedings...........................................................................16
   Item 4.     Submission of Matters to a Vote of Security Holders.........................................17

PART II....................................................................................................18

   Item 5.     Market for Common Equity and Related Shareholder Matters....................................18
   Item 6.     Management's Discussion and Analysis and Plan of Operation..................................21
   Item 7.     Financial Statements.......................................................................F-1

PART III...................................................................................................28

   Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.......28
   Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act........................................................29
   Item 10.    Executive Compensation......................................................................32
   Item 11.    Security Ownership of Certain Beneficial Owners and Management..............................34
   Item 12.    Certain Relationships and Related Transactions..............................................36
   Item 13.    Exhibits and Reports on Form 8-K............................................................36
   Item 14.    Principal Accountant Fees and Services......................................................38

SIGNATURES.................................................................................................39

                                                     -i-

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

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Info/Other Information," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.bugsatwork.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT ANY EVENT OR CIRCUMSTANCE THAT MAY ARISE AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-KSB. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE THROUGHOUT THE ENTIRETY OF THIS ANNUAL REPORT, WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.

                             DESCRIPTION OF BUSINESS

Overview

U.S. Microbics was incorporated in the State of Colorado on December 7, 1984 under the name "Venture Funding Corporation" and has been engaged in a variety of operations since inception. U.S. Microbics amended its Articles of Incorporation in June 1993 to change its name to Global Venture Funding, Inc. Global Venture Funding, Inc., amended its Articles of Incorporation in May 1998, changing its name to U.S. Microbics, Inc. and its stock trading symbol on the Over-The-Counter Bulletin Board to "BUGS." U.S. Microbics' fiscal year ends on September 30.

U.S. Microbics is a business development and holding company that facilitates and develops the deployment of environmental technologies through its two divisions, USM SOLUTIONS and USM CAPITAL.

USM SOLUTIONS consists of five majority owned subsidiaries using biological technology to revolutionize environmental cleanup and agricultural growth. The five companies include Sub-Surface Waste Management of Delaware, Inc. ("SSWM"), XyclonyX, West Coast Fermentation Center, Inc. ("WCFC"), Sol Tech, Inc. (d.b.a. "Wasteline Performance Corporation"), and Bio-Con Microbes, Inc.

USM CAPITAL Group, Inc. is the financial services division that assists in the financing and development of the five USM Solutions companies and additional equity holdings primarily in environmental industry companies desiring to go public. USM Capital provides management consulting, administrative services and investor relations services to its clients.

The Company's mission, through its majority owned subsidiaries and portfolio companies and financial support services, is to build shareholder value through the successful development of environmental companies and deployment of environmental technologies.

The USM Solutions division is developing environmental business units utilizing the proprietary microbial technology, bioremediation patents, knowledge, processes and unique microbial culture collection developed over 30 years by the late George M. Robinson and his daughter Mary C. Robinson (collectively, the "Microbial Technology"). U.S. Microbics intends to leverage the products and applications developed by the Robinsons, and field proven over the past five years in environmental cleanup and agricultural growth enhancement projects, to apply, develop, license and commercialize the Microbial Technology. U.S. Microbics believes that it can build the foundation for the international commercialization of its proprietary products based on the Microbial Technology for applications in the global environmental, manufacturing, agricultural and natural resource markets.

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

To help solve the financial problem, U.S. Microbics established the USM Capital Group, Inc. ("UCGI") subsidiary to help with project financing, creating bonding collateral and generating additional cash flow to support USM Solutions companies. In addition, SSWM turned to licensing the microbial technology to companies with sufficient financial capability to enter the markets developed by SSWM. In this manner SSWM provides added value for its licensees by supplying engineering services, and patented technology and microbial products.

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

Organizational Structure

U.S. Microbics has developed an organizational structure utilizing two divisions called USM Solutions and USM Capital. USM Solutions consists of multiple corporations for the purpose of segmenting its operations into distinct units for proprietary microbe or "bug" production (WCFC West Coast Fermentation Center), research and development, licensing and patent protection (XyclonyX) and the sale and licensing of microbial products for environmental cleanup
(SSWM) and agricultural growth enhancement (Bio-Con Microbes, Inc.). As the public holding company, U.S. Microbics coordinates the deployment of the Microbial Technology to its subsidiaries that in turn license the technology and sell products and services to end users and/or licensees.

U.S. Microbics and its subsidiaries are described more fully below:

U.S. MICROBICS, INC.

U.S. Microbics orchestrates the operations of its subsidiaries and provides administrative functions to its subsidiaries at beneficial economies of scale. U.S. Microbics has provided the majority of capital needed to fund the subsidiaries to date. As the sales subsidiaries increase their revenues, they should begin to provide sufficient cash flow to support their individual operations either through business operations net cash flow or through their own capital raising transactions. U.S. Microbics intends to remain the majority shareholder in all USM Solutions member companies, whether they are public or not, so as to consolidate financial statements under the holding company thus providing increased shareholder value.

USM SOLUTIONS COMPANIES
XyclonyX (pronounced Zy-clone-X)

XyclonyX personnel research, develop, formulate, protect, apply, acquire, license and transfer its technologies, consisting of patents, proprietary knowledge, products, processes and personnel, in the environmental, petrochemical, agriculture and waste treatment marketplaces. XyclonyX has developed a formulation for mass producing proprietary microbial blends in liquid form that U.S. Microbics believes is highly concentrated, cost effective and difficult to replicate.

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

                  CULTURE COLLECTION. U.S. Microbics subsidiaries, through XyclonyX, have the rights to use a microbe culture collection developed by George M. Robinson and Mary C. Robinson during the past 30 years. The proprietary culture collection consists of 30 microbes that are combined into unique consortiums to solve particular environmental problems, increase agricultural production, reduce water consumption or increase oil production. The unique collection of microbes and the specific combinations of bacteria comprise the products manufactured by WCFC.

                  RESEARCH AND TECHNICAL NOTES. The research and technical notes of George M. Robinson consist of 30 years of theoretical and empirical research leading to the successful formulae for microbe separation, ultra-high yield fermentation, consortium formulations for specific problem solving tasks, long- term storage of microorganism and completion of field-successful applications.

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

XyclonyX has assembled the following team of technical advisors to assist with its operations:

                  Dominic Colasito, Ph.D. -microbiologist and co-patent holder of BIO-RAPTOR(TM)with extensive fermentation and field application experience; and

                  Jack Smith, -co-patent holder of BIO-RAPTORTM with extensive field experience in microbial bioremediation for various applications including agricultural use.

West Coast Fermentation Center

WCFC manufactures microbial blends by using fermentation technology, powder blending techniques and combinatorial liquefaction including microbial blends for the RemedilineTM, WastelineTM and Bi-AgraTM product lines. WCFC operates a microbe laboratory, pilot plant and quality control center. WCFC's primary business is to cultivate microbial cultures that are sold to other subsidiaries of U.S. Microbics and subsequently to end users.

WCFC manufactures four product lines defined in the following table:

         Product Line

         BIO-RAPTORTM Microbial Application SystemTM
         WastelineTM - Anaerobic and Aerobic Waste Treatment Products RemedilineTM - Hydrocarbon Treatment Products
         Bi-AgraTM - Agricultural Products, Biological Pesticides, Bio-Dynamic
           Products

SUB-SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

         Sub-Surface Waste Management of Delaware, Inc. (SSWM) provides comprehensive civil and environmental engineering project management services including specialists to design, permit, build and operate environmental waste clean-up treatment systems using conventional, biological and filtration technologies. SSWM is capitalizing on its licensed patent and patent-pending technology by forming strategic alliances and joint ventures with well-established engineering firms. The Company is also pursuing private acquisition candidates with existing revenue, profits and positive cash flow to enhance shareholder value.

         The Company engages in developing, manufacturing and selling engineered remediation solutions for clean up of toxic waste releases to soil and/or groundwater and the bio-recycling of spent activated carbon filtration media. The treatments may be made directly to the contaminated soil or groundwater in the location at which the contamination was found ("in situ"), using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams, or the treatments may require excavation of contaminated soil or pumping of groundwater ("ex situ"), and washing activated carbon filtration media with microbes to bio-recycle with the Company providing technical engineering consultation and microbial blends to its teaming partners and/or executing the work directly as a contractor.

INDUSTRY BACKGROUND

         On December 11, 1980, Congress enacted the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as Superfund. This law provided broad federal authority to respond directly to releases or threatened releases of hazardous substances that may endanger public health or the environment. CERCLA established prohibitions and requirements concerning closed and abandoned hazardous waste sites, provided for liability of persons responsible for releases of hazardous waste at these sites, and established a trust fund to provide for cleanup when no responsible party could be identified.

         After the enactment of CERCLA, states also began to regulate in the area of environmental protection. Many states now have environmental protection departments.

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

         Today, the remediation or cleanup of hazardous materials from the environment represents a $50 billion service industry a subset of the $205 Billion spent annually in the U.S. for all environmental related products and services (source: Environmental Business Journal(R)). While the terms "remediate" and "clean-up" are often applied interchangeably, they are defined differently. "Remediation" is the removal or treatment of hazardous contaminants to levels or standards imposed by regulatory agencies, which may neither restore the site to "pristine" condition, nor to the condition existing prior to the activities causing the contamination. The remediation levels or standards established by regulatory agencies are primarily based upon health risk assessments. These risk assessments analyze the danger to public health and safety from various exposures to the contaminants discovered. The risks of exposure, plus the severity of the exposure itself, are the principal factors in determining the remediation standards. "Clean-up" of a site, however, achieves levels of contamination at or below the detectable level required by regulatory agencies. When this is possible, land use opportunities improve, thereby enhancing the economic benefits to be derived from the property.

         One of the methods used to remediate or clean-up toxic waste is bioremediation. Bioremediation is a treatment process that uses naturally occurring microorganisms, such as yeast, fungi or bacteria, to breakdown hazardous substances into less toxic, or even non-toxic, substances. Bioremediation technologies assist the growth of microorganisms and increase microbial populations by creating optimum environmental conditions for them to detoxify the maximum amount of contaminants. The specific type of bioremediation technology used is determined by several factors, including the type of microorganisms present, the site conditions, and the quantity and toxicity of contaminant chemicals. Different microorganisms degrade different types of compounds and survive under different conditions. Bioremediation treatments may be in situ or ex situ. In situ bioremediation treats the contaminated soil or groundwater in the location in which it was found. Ex situ bioremediation processes require excavation of contaminated soil or pumping of groundwater before treatment.

         Bioremediation encompasses opportunities not only for the remediation or cleanup of commercial and industrial sites, but of government sites as well.

Mission

         As of the end of the year 2000, less than 30 percent of sites identified as contaminated during the last 20 years have had treatment completed and received regulatory agency closure. The Company's goal is to take advantage of changes in the environmental remediation market from traditional remediation technologies, which are costly and time-consuming, to bioremediation technology, which the Company believes is state of the art. Clients in the oil and gas, transportation, land development, and petro-chemical industries are interested in passive technologies, such as bioremediation, to treat contaminated property in a timely and cost- effective way to closure.

         Specifically, the Company's mission is to become the leading bioremediation expert in the on-site treatment and elimination of petroleum hydrocarbon constituents, including methyl-tertiary-butyl-ether ("MTBE"), and to apply its licensed proprietary microbial blends, using patented treatment processes, for both traditional toxic materials and newly emerging urgent issues.

         According to the U.S. Environmental Protection Agency ("EPA") and the American Petroleum Institute, 73% of the 180,567 active retail gasoline service sites in the U.S. have reported and documented releases with MTBE impacts to soil and groundwater. The Company estimates that the market for MTBE remediation may be worth as much as $6 billion. MTBE is the reformulated "clean fuel" oxygenate additive in the process of being banned, nationwide, for the adverse impact its release with gasoline has caused to soil, water and groundwater in the United States. If the Company is able to capture approximately 1% of this market, it anticipates that its revenues could reach $60 million by the year 2004, and that it could achieve 30% net profit before tax. If it is successful in capturing approximately 1% of this market, and assuming that other, more effective or inexpensive methods for remediating the effects of MTBE are not discovered, the Company anticipates that its revenues could grow to $100 million by the end of 2006.

REMEDIATION SERVICES AND PRODUCTS

         The Company provides engineered remediation solutions for cleanup of toxic waste releases to soil and/or groundwater. To date, these services have been sold principally in the United States. Treatment may be in situ, using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams. The Company also provides ex situ treatment services using its Bio-Raptor system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed.

         The Company's products consist of unique collections of microbial cultures developed over a thirty-year period and licensed to the Company by XyclonyX, a subsidiary of U.S. Microbics, Inc. The Company uses these cultured specific microbial blends to address specific identified wastes. The Company's in-house technicians work with an assigned Project Engineer to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements.

         Some of the past uses of the Company's products and processes include, but are not limited to, the following:

         o In situ bioremediation of underground contaminants in soil and/or groundwater;

         o        Ex situ bioremediation of contaminants;

         o        Biorecycling of spent activated carbon filtration media; and

         o Open-water (both fresh and marine) containment/treatment bioremediation.

         The Company's remediation technologies, including those currently being developed, meet the requirements of the various industries as well as the EPA provisions for application of naturally occurring and non-genetically modified microbes. Management believes that the Company's products are superior to existing technologies in terms of energy efficiency, ease of manufacturing, breadth of usefulness and cost. The XyclonyX microbial products have received approval as "relatively safe" from the U.S. Department of Agriculture, its highest rating.

BIO-RAPTORTM

         Bio-RaptorTM is the Company's patented ex -situ bioremediation treatment system for cleaning up hydrocarbon-contaminated soil. The Bio-RaptorTM screens and treats soil contamination on-site, thereby reducing costs, maximizing material treatment surface area and aeration, reducing retention time, minimizing potential liability through on-site treatment and eliminating contaminant transportation-related risks and site downtime.

         Bio-RaptorTM has high-throughputs of up to 500 tons per hour with larger and smaller customized models engineered to fit specific site remediation requirements. The Company has signed a Technology License Agreement with an affiliate, Xyclonyx, granting the Company a sub-license to use products, technical information and patent processes related to the Bio-RaptorTM.

BAC(TM) & BIO-GAC(TM)

         U.S. Patent Pending bio-recycling technology used to reactivate or extend the service life of on-line activated carbon filtration media used to control toxic pollutant emissions from both Air and Water waste streams.

PROPRIETARY MICROBIAL BLENDS

         The Company purchases blends from an affiliate, West Coast Fermentation Center, who manufactures and uses its own microbial blends for bioremediation purposes. These blends include the following products:

         MTBECTOMY(TM) - Formulated specifically to address the need for rapid remediation of MTBE and its daughter products such as TBA [SPELL THIS OUT]. MTBEctomy(TM) is injected directly into impacted soil & groundwater resources to bioremediate the gasoline fraction containing MTBE in situ for underground leakage and cleanup of gasoline/fuel containment vessels (e.g. gasoline station tanks, etc.). The Company is currently the only licensee of this process for in situ treatment of petroleum contamination.

         REMEDILINE(TM)-30XH - Formulated to deal effectively with the heavy, tarry types of oils, coal tars, and organic sludges. This product is particularly well suited for phenolic and other aromatic chemical structure wastes. Usually the product of choice for coking and wood- preserving wastes.

         REMEDILINE(TM)-30XFA - Biological aboveground site remediation process.

         The foregoing blends can also be customized, depending upon the waste stream to be treated. Tougher waste streams require more expensive, customized blends and the Company can charge higher costs per ton for treatment.

TECHNOLOGY LICENSING

         In special circumstances or where economic incentives exist for it to do so, the Company has licensed its technology and services to qualified entities. Most recently, MFG, a Tetra Tech company (NASDAQ:TTEK) has licensed the BAC(TM) & Bio-GAC(TM) carbon recycling technology for distribution in the U.S. and Mexico. Various other company's are also pursuing teaming or licensing arrangements with the Company.

         The Company will continue to license the technology and services as a core business strategy. The company is actively seeking Licensees in the European Union, South and East Asia in applications for property developers, major oil companies, equipment manufacturers, toxic and hazardous waste generators, and remediation companies.

MARKETS FOR REMEDIATION PRODUCTS

         Contaminated property in need of remediation or cleanup may be public or private, used by the government or by commerce and industry. If the 1980s was the era of investigation, then the 1990's and beyond will be the era of implementation, remediation, and reduction or control, both here and abroad. Sites previously studied are now moving into the remediation phase, with sites like Fernald, Ohio and Hanford, Washington costing over $1 billion each for remediation. Government contracting assignments make up less than 50% of expenditures for remediation or cleanup. Approximately 65% of expenditures for remediation or cleanup were made in the past, and continue to be made, by private industry.

         SSWM biotechnology solutions have proven the potential to save the dcingDry Cleaner industry up to 50% of the cost of conventional solutions and significantly shorten the cleanup time for on-site treatment. With 17,000 active drycleaner facilities in the nation, containing some level of contamination and estimated conventional cleanup technology costs ranging from $100,000 to $2,000,000 per site, SSWM technology has the potential of saving the dry cleaning industry millions of dollars in cleanup costs.

         SSWM's patented in -situ application of all-natural, non-genetically engineered bacteria has successfully proven to remediate dry cleaner solvents containing Tetrachloroethene ("PCE" or "PERC"). Based upon the results announced in December 2002, in little more than ninety (90) days, SSWM solution removed more than sixty percent (60%) of the Volatile Organic Compounds ("VOCs") detected in the soil prior to treatment at a One Hour Martinizing(TM) site in southeastern Michigan. Also impressive were the non-detectable levels of vinyl chloride and methyl chloride, which are typically generated in remediation processes. This occurrence during such a short time frame is typically unheard of in the environmental cleanup industry.

         Furthermore remediation, once implemented, is not unchanging. Property is assessed for risk based upon its proposed uses. Changed uses or changing scientific health data regarding the dangers associated with particular exposures may also change the remediation standards for the property. For example, in recent years, dangers associated with exposure to MTBE and chlorinated solvents in potable groundwater have created an increased need for definitive treatment technologies. The Company's bioremediation applications technology enables its clients to address changing remediation standards by up-grading existing installed treatment systems and/or in situ source removal.

         Underground storage tanks also pose a major problem in the U.S. due to the disastrous effects of leakage into soil and/or groundwater systems, creating a direct pathway to humans and livestock from potable water resources. MTBE and petroleum hydrocarbons are toxic to humans and both state and federal regulatory agencies require these wastes to be immediately cleaned up. The vast number of tanks, tank farms, terminals and refineries and their proximity to people is illustrated in the following facts, taken from Superfund documents:

         o Through September 2000, states reported 412,000 confirmed retail gasoline station releases, includes active and closed.

         o MTBE remains persistent in groundwater drinking supplies after gasoline cleanup.
                  SOURCE: EPA

         o 180,567 active retail gasoline stations in the U.S. Of these, 73% had reported releases with MTBE.

         o        MTBE has become a ubiquitous groundwater contaminant.
                  SOURCE: AMERICAN PETROLEUM INSTITUTE

         MTBE has become the real problem in leaking underground storage tank remediation as this ether- based clean fuel additive product moves exponentially through soils and groundwater, outdistancing gasoline constituents that typically cling to soils and remain perched atop groundwater regimes. Conventional mechanical extraction technologies are unable to remove MTBE concentrations sufficient to achieve site closure. .

         Even after the cleanup and upgrade of leaking underground storage tanks, residual waste and new waste continue to drive the industry forward toward remediation, cleanup, and source reduction.

         In addition to the basic needs of environmental management and remediation of hazardous and toxic sites, wastewater treatment will continue to expand as urban growth in the 21st century puts ever-greater pressure on limited water resources. Management believes that the Company's engineering applications can assist the wastewater treatment industry to further reduce processed water consumption through incorporation of microbial treatment with membrane filtration and reverse osmosis technologies.

         Management believes that both large corporations and small, independent entrepreneurs can benefit from the Company's engineering services, proprietary microbial products and patented treatment application processes for in situ and ex situ clean up of environmental impacts to soil and groundwater and for bio-recycling of spent activated carbon filtration media. Examples include:

         o MAJOR OIL COMPANIES with impacts to surrounding soil and groundwater from sudden and uncontrolled releases of petroleum products at retail stations, terminals, pipelines, barges, ships and refineries.
         o MAJOR TOXIC AND HAZARDOUS WASTE TREATMENT AND DISPOSAL COMPANIES with a desire to comply with existing permit conditions and extend the actual or potential life of present storage and treatment sites and facilities through on-site remediation of stored waste-streams and control of nuisance odors.
         o MANUFACTURERS WITH FIXED POINT SOURCE FACILITIES such as automotive, aerospace and electronic component manufacturers.
         o SPECIALTY ENVIRONMENTAL REMEDIATION COMPANIES, which have not been previously exploited (for example, hydrocarbon waste stream treatment at the municipal waste treatment facility, emergency cleanup response companies, open-water clean-up, habitat restoration in environmentally sensitive locals, et. al.).
         o COMPANIES WHO WANT TO REPLACE EXISTING, LESS EFFICIENT TREATMENT TECHNOLOGIES IN THEIR RESPECTIVE NICHE MARKETS, for example, agricultural processors, paper and cellulose waste-stream producers, golf courses, poultry, pork, beef, and fish processors, and medical and hospitality waste-streams, to reduce their environmental disposal problems.

         SSWM's representative clients include, UNOCAL, BARMAC (Brown & Root, McDermott), BP-ARCO, Chevron, Allied Waste Company, American Industrial Manufacturing Services (Denso North America), Attorneys Pepper Hamilton, LLP, Caratron Industries, Inc., and Horsehead Industries. Signal Hill Petroleum, Global Solutions, Inc. & Fletcher Oil Co., LLC, Hopkins Real Estate Group, The Arthur Pearlman Group, One Hour Martinizing(TM), Applied Technical Solutions, ATC Associates, Enviro-Sciences and S&ME Consulting Engineers, ISE (InSinkErator), City of Chula Vista, CA, MFG/Tetra Tech, Grupo Protexa de Mexico, Charles Taylor Consultants of Mexico (Agents for Lloyd's of London Insurance Underwriters) and the South Carolina Department of Health & Environmental Control.

Competition

         There are various methods that can be used to remediate soil. A comparison of these methods and the advantages and disadvantages of each method is shown in the table below.

--------------------------------------------------------------------------------------------------------------------------------
                                                 ALTERNATIVE REMEDIATION METHODS
--------------------------------------------------------------------------------------------------------------------------------
METHOD                PRO                                                         CON
Thermal Description   Works for gasoline and light hydrocarbons.                  Low temperature heat only removes volatile
                                                                                  constituents.

Incineration          At high temperatures, can sufficiently burn                 Expensive excavation. Can generate more
                      most compounds.                                             hazardous compounds.

Vapor Extraction      Works for light hydrocarbons.                               Projects can last many years. Expensive.
                                                                                  Doesn't remediate heavy fuels.

Bio-venting           WORKS FOR LIGHT HYDROCARBONS. CAN BE INEXPENSIVE.           Lengthy time frames. Doesn't work for heavy
                                                                                  fuels.

Air Sparging          Works for light hydrocarbons.                               Lengthy time frames. Doesn't work for heavy
                                                                                  fuels.

Pump and Treat        Unobtrusive method.                                         Treatment can take many years. Expensive.
                                                                                  Carbon Filters often become obstructed.
                                                                                  Carbon Filters must be recycled and waste
                                                                                  disposed in traditional landfill.

Landfill Disposal     Contamination no longer is on your property.                You are now legally responsible for the ENTIRE
                                                                                  landfill.

Bio-stimulation       Can be inexpensive.                                         Can last longer than Pump and Treat methods.

Bio-augmentation      Inexpensive. Can remediate all contaminants. Unobtrusive.   Can last several months but remediates at the
                                                                                  source.
--------------------------------------------------------------------------------------------------------------------------------

         The costs of the most popular treatment methods are shown below. The range of costs is based on types of wastes, their concentrations and the status of local; state and federal regulatory permit conditions at time of disposal:

TREATMENT METHOD                            COSTS PER GALLON OR TON
--------------------------------------------------------------------------------------------------
Pump and treat with carbon.                 @ 5 Gallons Per Minute (GPM, $.04-$.06 per gallon
Landfill disposal (if available)            $25-$100 per ton plus tax, transportation and licenses
Mobile Incineration (on site)               $150-$400 per ton
Fixed Incineration (on site)                $300-$1,000 per ton
Stabilization/fixation                      $100-$200 per ton

ON SITE (EX SITU) TREATMENT BY THE COMPANY WITH BIO-GAC(TM) AND THE BIO-RAPTOR(TM) SYSTEM

Bio-GAC(TM)                                 @ 5GPM, $.025-.03 per gallon
Bioremediation (bio-augmentation)           $15 to $100 per ton

         SSWM's licensed microbial cultures were created by George Robinson, father of Mary Robinson, one of the U.S. Microbics' directors. George Robinson empirically derived many new custom blends that have benefits that the Company believes have never been duplicated in similar treatment quantities. Management believes that the ultra-high count fermentation methods in George Robinson's custom blends yield microorganism counts that may be unmatched in the industry. Consequently, the concentrated fermentation product can be highly effective in small quantities. Management believes that these unique blends are often more effective than many of the blends of the Company's competitors. Management believes that the unique blends, high microorganism counts, and extensive applications histories gives the Company a competitive edge over others providers of bioremediation services.

         Most microorganisms used in bioremediation are sold by distributors, who want to make a profit on their services, to outside contractors. Distributors must purchase the microorganisms they sell from a manufacturer, who must also make a profit. This can drive up the cost of microorganism blends. Furthermore, most microorganism manufacturers and earth excavation contractors have little or no experienced environmental engineering services, and must rely on third party technologists to prepare the appropriate application rates for the job at hand and thereafter to successfully execute the work. Few earth excavation contractors, if any, have patented treatment technology, bio-inoculation specialty equipment, in-house integration of project engineering, microbiological specialists or field application know-how and experience to address both in situ and ex situ contamination problems.

         SSWM believes that it can establish a competitive edge in the bioremediation market for two primary reasons. First, because the Company is majority-owned by a microorganism manufacturer, management believes that it can favorably compete in pricing with any distributor and/or contractor. SSWM has licensed a patented process and proprietary microbial products, unavailable to others, for a wide range of toxics. Second, because it has in-house engineering ability, the Company is able to joint venture remediation projects with its customers and to custom blend solutions that may not be available from competitors.

         One of SSWM's most innovative ideas is the concept of "Pay-for-Performance". Instead of paying for the Company's services through with the industry standard "Pay-for-Effort" or time & material contracts and fixed unit price contracts, the client pays for the remediation services only when the site attains milestone interim and final closure approval by a regulatory agency. The Company's work for the South Carolina Department of Health and Environmental Control's Leaking Underground Storage Tank Fund is the nation's first such "pay for performance" contract program. Management believes that the risk in entering into these contracts to regulatory agency closure will be offset with higher profit margins that the Company believes will be realized as a result of the reduction in time and expense related to attaining site closures via its aggressive bio-augmentation process supported by a captive fermentation capability. Bioremediation is competitive in both time and cost when compared with conventional pump and treat, thermal or landfill disposal technology.

USM CAPITAL COMPANIES

USM Capital Group, Inc.

USM Capital Group, Inc. (UCGI) was incorporated in the State of Nevada, June 7, 2002. UCGI and has generated revenues and cash flow supporting USM Solutions companies by (1) Generating revenues in exchange for providing consulting services to clients, (2) Selling stock in client companies obtained for services in exchange for providing financial advisory services in connection with public offering and registrations , and (3) Providing Administrative Services and

Investor Relations services to client companies. UCGI also facilitates the exchange of technologies and customers with SSWM and its client companies thus providing new technology licensees and new products for sale by SSWM.

UCGI holds controlling interest in several companies formed in fiscal 2002 to be used in its merger and acquisition activities. These include: USM Resources Development USM Financial Solutions, Inc., and USM Products, Inc.

Human Resources

As of September 30, 2003, U.S. Microbics had 13 full-time employees and 7 full-time and part-time consultants, for a combined total of 20 employees and consultants. U.S. Microbics' personnel are employed as follows: 5 in administrative functions; 6 in production support and engineering; 2 in mergers and acquisitions, 2 in business development and promotion; and 5 in sales. During fiscal year 2004, U.S. Microbics intends to hire additional consultants and employees in the areas of engineering, administration, sales and marketing, and customer support. In particular, U.S. Microbics must recruit qualified personnel for key positions in its microbial manufacturing and sales operations, including qualified personnel for product management, quality control functions, web design and maintenance, and experienced sales consultants. U.S. Microbics' failure to effectively recruit, hire, train and manage qualified personnel could have a material adverse effect on its business, financial condition and results of operations. See "Risk Factors-Our success depends in large part on our ability to attract and retain key employees and management."

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

         Our ability to become profitable will depend on a variety of factors, including the following:

         o        price, volume and timing of product sales;
         o variations in gross margins on our products, which may be affected by the sales mix and competitive pricing pressures;
         o regulatory approvals for using our bioremediation products, including permits for treatment sites, water quality permits, air quality permits, and other permits as required by particular jurisdictions;
         o changes in our levels of research and development, including the timing of any demonstration projects for regulatory approval; and
         o        acquisitions of products, technology or companies; and
         o        our ability to obtain performance bonding when required.

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

         Although we believe that we have certain technical advantages over certain of our competitors, including, without limitation, the development of technological innovations that will make the BIO-RAPTOR(TM) and the use of our microbial blends more economical and efficient than other bioremediation methods, maintaining such advantages will require a continued high level of investment by U.S. Microbics in research and development ("R&D")R&D, marketing, sales and customer support. We may not have sufficient resources to maintain our R&D, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

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

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES AND MANAGEMENT.

         Our success and execution of our business strategy will depend significantly upon the continuing contributions of, and on our ability to attract, train and retain qualified management, marketing, sales, operational, production, administrative and technical personnel. In this regard, we are particularly dependent upon the services of Robert C. Brehm, our President and Chief Executive Officer, Mery C. Robinson, our Chief Operating Officer and Secretary and the President of our wholly- owned subsidiary, XyclonyX, Bruce Beattie, President of our wholly- owned subsidiary, Sub Surface Waste Management, and Behzad Mirzayi, Executive Vice President of our - subsidiary, Sub Surface Waste Management. The loss of the services of one or more of our key employees and the failure to attract, train and retain additional qualified personnel in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

OUR RESULTS OF OPERATIONS MAY HIGHLY FLUCTUATE FROM QUARTER- TO- QUARTER AS WE CONTINUE TO GROW, THEREFORE YOU CANNOT USE THESE RESULTS TO PREDICT HOW WE MAY PERFORM IN THE FUTURE.

         As a result of our limited operating history, we do not have historical financial data for a significant number of periods in which to base our planned operating expenses. In addition our revenues have not meet our expectations. Our expense levels are based in part on our projections as to future revenues that are expected to increase. It is anticipated that as we mature, our sales and operating results may fluctuate from quarter- to -quarter and from year- to-year due to a combination of factors, including, among others:

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

IF WE ARE UNABLE TO KEEP UP WITH TECHNOLOGICAL DEVELOPMENTS, OUR BUSINESS COULD BE NEGATIVELY AFFECTED.

         The markets for our products and services based on microbial technology are generally characterized by rapid technological change and are highly-competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the sale of our products and services will depend significantly upon the technological quality of our products and services relative to those of our competitors, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner.

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

         While we are not currently engaged in any intellectual property litigation or proceedings, there can be no assurance that we will not become so involved in the future or that our products do not infringe any intellectual property or other proprietary right of any third- party. Such litigation could result in substantial costs, the diversion of resources and personnel, and subject us to significant liabilities to third parties, any of which could have a material adverse effect on our business.

         We also rely on certain technology which we license from third parties, including microbial technology which is integrated with internally- developed products and used in the XyclonyX product line to perform key functions. There can be no assurance that the patents underlying such third- party technology licenses will continue to remain unchallenged or that we will not have to defend them, along with the licensors, to continue their commercial viability to us. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments which could materially adversely affect our business, financial condition or results of operations.

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

OUR MANAGEMENT IS ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER ALL MATTERS REQUIRING SHAREHOLDER APPROVAL.

         Our existing directors, executive officers, and their respective affiliates are the beneficial owners of approximately 14.52% of the outstanding shares of common stock and common stock equivalents, including convertible preferred stock and stock options. As a result, our existing directors, executive officers, principal shareholders and their respective affiliates, if acting together, would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

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

         Moreover, the stock market from time- to- time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity- related securities in the future at a price we deem appropriate.

WE MAY ISSUE ADDITIONAL SHARES OF COMMON STOCK WHICH MAY DILUTE THE VALUE OF OUR COMMON STOCK TO CURRENT SHAREHOLDERS AND MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

         Within the next 12 months, the holders of a majority of our preferred stock and certain warrant and option holders will have the right to convert their respective interests into approximately 5,600,000 million shares of our common stock. If such holders of preferred stock, warrants and options exercise their conversion rights, the holders of our common stock then issued and outstanding may experience immediate and substantial dilution in the net tangible book value of their shares if earnings and other factors do not compensate for the increased number of shares of such common stock.

LIMITED PUBLIC MARKET FOR OUR COMMON STOCK MAY AFFECT OUR SHAREHOLDERS' ABILITY TO SELL OUR COMMON STOCK.

         Our common stock currently is traded on the over-the-counter, OTC Bulletin Board, which is generally considered to be a less efficient market than national exchanges such as NASDAQ. Consequently, the liquidity of our securities could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and the new media's coverage of us, if any, and lower prices for our securities than might otherwise be attained. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock may be significantly affected by various additional factors, including, but not limited to, our business performance, industry dynamics or changes in general economic conditions.

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

DOUBT ABOUT OUR ABILITY TO CONTINUE OPERATIONS AS A "GOING CONCERN". YOU MAY LOSE ALL OF YOUR INVESTMENT IF WE ARE UNABLE TO CONTINUE OPERATIONS

The Company's ability to continue as a going concern is subject to substantial doubt given its current financial condition and requirements for additional funding. There can be no assurance that we will be able to generate sufficient revenues from continuing operations to meet our obligations . As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern. If we cannot continue as a going concern, then you may lose all of your investment.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

ITEM 2.           DESCRIPTION OF PROPERTY

         Since September 2003, the Company occupied new facilities of approximately 12,500 square feet of manufacturing, research and development and administration office space in the Camino Corporate Center in Carlsbad, California and 800 square feet of administration office space in Littleton, Colorado for the SSWM Engineering Services Division. The Company has a five-year lease commitment on the Carlsbad facility, which expires on August 31, 2008, with a five-year option and a right of first refusal on adjacent space. The Company has a month- to- month lease agreement on the Littleton facility. The Company believes that these facilities should provide adequate space for the next year at which time one or more of the subsidiaries may have to relocate to other space. The monthly rent for each on the Carlsbad, California facility is $ 12,566 and $ 866 for the office space in Littleton.

ITEM 3.           LEGAL PROCEEDINGS

         On April 2, 2003, a law suit was filed in the Superior court of California, County of San Francisco, case No. CGC03418926, against the Company by Brobeck Phleger & Harrison LLP ("Brobeck") for unpaid legal fees incurred in defending a shareholder derivative law suit which was settled by the Company in fiscal 2002. The Brobeck suit is for principal for $29,445.06 plus interest of approximately $15,100 through September 30 2003. The Company is defending the lawsuit and is in the process of negotiation a settlement with the attorney representing the plaintiff. The Company believes that the final disposition of this matter will not have material adverse effect on its financial position, results of operations or liquidity.

         The Company is subject to legal claims and legal proceeding which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders was held on July 31, 2003. The following matters were submitted to the shareholders for vote.

         PROPOSAL NO. 1:

         Election of Robert C. Brehm, Mery Robinson, Roger Knight, Robert Key and Mark Holdstedt to serve as Directors for a term of one (1) year and until their successor(s) is/are duly appointed and qualified.

         PROPOSAL NO. 2:

         Ratification of the 2002 Employee Stock Incentive Plan.

         PROPOSAL NO. 3:

         Ratification of the 2003 Employee Stock Incentive Plan.

         PROPOSAL NO. 4:

         Approve an amendment to our articles of incorporation to increase the number of authorized shares of our common stock from 150,000,000 to 500,000,000

         PROPOSAL NO. 4: 5

         Ratification of the appointment of Russell, Bedford, Stefanou, Mirchandani LLP, as the Company's independent accountants for the fiscal year 2003.

The number of votes cast for, against and withheld for each proposal, as well as the number of abstentions and broker non-votes, is as follows:

PROPOSAL NUMBER                                      VOTES FOR       VOTES AGAINST      VOTES WITHHELD       NUMBER OF
                                                                                                            ABSENTIONS/
                                                                                                             NON VOTES
1- Election of Robert C Brehm as Director            69,264,801               ---           653,380                ---
1- Election of Mery  Robinson as director            68,805,602               ---         1,112,579                ---
1- Election of Roger Knight as Director              69,526,401               ---           391,780                ---
1- Election of Robert Key as Director                69,590,032               ---           328,149                ---
1- Election of Mark Holmstedt as Director            69,588,232               ---           329,949                ---
2- Ratification of 2002 Employees Stock              29,038,331         1,824,428               ---            562,237
Incentive Plan
3- Ratification of 2003 Employees Stock              29,046,176         2,236,783               ---            142,037
Incentive Plan
4- Increase authorized shares of common stock        66,546,588         3,330,531               ---             41,062
from 150,000,000 to 500,000,000
5- Ratification of Russell Bedford Stefanou          69,572,667           283,152               ---             62,362
and Mirchandani LLP as the Company's
independent accountants for the fiscal year
2003

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

                                  BID AND ASK PRICES
PERIOD ENDING                         HIGH CLOSE                LOW CLOSE
----------------------------   ------------------------    -------------------
September 30, 2003                      $0.08                     $0.08

June 30, 2003                           $0.10                     $0.09

March 31, 2003                          $0.06                     $0.06

December 31, 2002                       $0.03                     $0.04

September 30, 2002                      $0.13                     $0.11

June 30, 2002                           $0.24                     $0.21

March 31, 2002                          $0.17                     $0.14

December 31, 2001                       $0.27                     $0.23

September 30, 2001                      $0.78                     $0.26

June 30, 2001                           $1.05                     $0.62

March 31, 2001                          $1.34                     $0.76

         The approximate number of registered certificate holders in each class of stock as of January 10, 2004 is as follows: Common Stock: 1,300; Series II
Preferred: 26; Series B Preferred: 20; Series C Preferred: 64; Series D
Preferred: 4.

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

         These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.Under the terms of the investment agreement the company periodically may choose to sell shares of its common stock to Swartz. If the company elects to sell shares to Swartz, then the purchase price for such shares will be the lesser of (i) ninety-two percent (92%) of the lowest closing bid price for the Company's common stock during the thirty days following the date that the shares are delivered to Swartz, or (ii) the market price minus $.10 per share. In no event will the purchase price be less than the designated minimum share price set by the Company. The number of shares that the Company can sell to Swartz is limited by specified amounts based upon shares that have traded in the market during specified periods prior to the sale. If the Company elects not to sell shares to Swartz, then it may be obligated to pay fees to Swartz of up to $100,00 every six months. If the investment agreement is terminated by the Company, then the Company may be obligated to pay fees to Swartz of up $200,000. Each time that the Company elects to sell shares to Swartz, the Company is obligated to issue Swartz a warrant to purchase a number of shares equal to fifteen percent (15%) of the shares sold in the transaction. The warrant is exercisable at one hundred ten-percent (110%) if the market price for such shares.

          This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.In Conjunction with the agreement, the Company registered, 20,000,000 shares of its common stock on Securities and Exchange Commission Form SB-2 Registration Statement.

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

         On June 12, 2003, the Swartz exercised cashless warrants under the investment agreement, and 330,868 shares of common stock were issued to Swartz.

         TRANSACTIONS FOR THE YEAR ENDED SEPTEMBER 30, 2003

         On October 25, 2002, the Company sold 1,150,000 shares of restricted common stock to accredited investors for $65,000. Included in this total, 700,000 shares of common stock were sold for $0.05 per share and 450,000 shares of common stock were sold for $0.07 per share. Also on the same date, 123,500 shares of common stock was issued to consultants for services. Included in this total, 78,500 shares were issued for a value of $0.08 per share, 40,000 shares were issued at a value of $0.10 per share and 5,000 shares were issued for a value of $0.07 per common share.

         This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.On November 26, 2002, 400 shares of Series C Preferred stock were converted into 40,000 shares of common stock. Also on the same date, 68,750 shares of restricted common stock were issued to a consultant for services. Theses shares were valued at $0.09 per common share.

         These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.On December 12, 2002, the company issued 88,700 shares of common stock to a consultant. These shares were valued at $0.07 per share.

         These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.On February 15, 2003, 1,000 shares of Series C Preferred stock were converted into 100,000 shares of common stock. On February 27, 2003, 1,500,000 shares of restricted common stock were issued to an accredited investor. These shares were sold for $0.02 per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

         On March 26 and 28, 2003, 3,000,000 shares of restricted common stock were sold to an accredited investor. These shares were sold for $0.02 per share. During March, 3,032,452 shares of restricted common stock were issued to consultants for services. Of the total 1,150,000 shares were valued at $0.02 per share, 1,782,452 were valued at $0.03 per share and 100,000 shares were valued at $0.20 per share. On March 10, 2003, 1,000,000 shares were issued for interest expense to debt holders of subsidiary, Sub Surface Waste Management, Inc. These shares of restricted common stock were valued at $0.02 per share. Of this total, 500,000 shares were issued to Mark Holmstedt, a Director of the Company.

         During April, 2003, the Company issued 7,625,000 shares of restricted common stock to accredited investors. Of this total, 1,000,000 shares were sold for $0.02 per share, 6,000,000 shares at $0.05 per share, and 625,000 shares of restricted common stock were sold for $0.08 per share

         Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2003, the most recently completed fiscal year.

----------------------------- -------------------------- ------------------------- --------------------------
                                                                                          Number of
                                                                                     securities remaining
                                      Number of                                      available for future
                               securities to be issued          Weighted             issuance under equity
                                  upon exercise of        average exercise price      compensation plans
                                outstanding options,     of outstanding options,     (excluding securities
         Plan Category           warrants and rights       warrants and rights      reflected in column 2)
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------
         Equity
Compensation Plans Approved              N/A                        N/A                       N/A
by Security Holders
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------
         Equity
  Compensation Plans Not                 N/A                        N/A                       N/A
Approved by Security Holders
----------------------------- -------------------------- ------------------------- --------------------------

----------------------------- -------------------------- ------------------------- --------------------------

         Our 2000 Stock Option Plan (the "2000 Plan"), as amended, authorizes the issuance of options and Common Stock to officers, employees, directors and consultants. We initially reserved 2,533,330 shares of our Common Stock for awards to be made under the 2000 Plan. On February 12, 2003, we increased the number of shares of Common Stock reserved for issuance to 4,233,330 shares, pursuant to a Plan Amendment. The Common Stock reserved for issuance pursuant to the 2000 Plan have been registered on an S-8 Registration Statement. The 2000 Plan allows for the issuance of either incentive stock options (which, pursuant to Section 422 of the Internal Revenue Code, can only be granted to employees) or non-qualified stock options. The 2000 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten years. Under the 2000 Plan, the exercise price may not be less than fair market value on the date of grant for incentive stock options, and not less than 50% of the fair market value on the date of grant for non-qualified stock options. The 2000 Plan also allows for the granting of Stock Appreciation Rights in conjunction with all or part of any stock option granted. No Stock Appreciation Rights have been granted. The number of options under the Plan available for grant at June 30, 2003 was 2,655,830.

         On April 21, 2003 our Board of Directors adopted the 2003 Incentive Equity Stock Plan (the "2003 Plan"). The 2003 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2003 Plan. On April 25, 2003 we filed a registration statement on Form S-8 to register 5,000,000 of these shares. The 2003 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2003 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2003 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2003 Plan available for grant at June 30, 2003 was 5,252,167.

         During May, 2003, the Company issued 5,370,000 shares to accredited investors. Of this total, 1,270,000 shares were sold for $0.04 per share and 4,100,000 shares were sold for a value of $0.05 per share. Also in May, 2003, approximately 696 shares of Series E Preferred stock were converted into 866,200 shares of common stock.

         During June 2003, the Company issued 2,200,000 shares of restricted common stock accredited investors all valued at $0.05 per share. Also during June, 2003 the Company issued 150,600 shares of common stock to a consultant for services. These shares were valued at $0.04 per share.

         In July 2003, 1,850,000 shares of restricted common stock were sold to accredited investors. Of this total, 500,000 shares were sold for $0.04 per share and 1,350,000 shares were sold for $0.05 per share.

         During August, 2003, 600 shares of Series C Preferred stock were converted into 60,000 shares of common stock. Also in August of 2003, the Company issued to an accredited investor, 410,000 shares of restricted common stock valued at approximately $0.05 per share. The Company issued 565,900 shares of restricted common stock to consultants for services provided the Company in August of 2003. Of this total, 400,000 shares were valued at $0.05 per share and 165,900 shares were valued for $0.07 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued

         During September, 2003, two officers of the Company purchased 694,445 shares of restricted common stock at a price of $0.07 per share. Also in September, 2003, an officer was issued 327,000 shares of restricted common stock in settlement of $24,780 of loans owed to the officer and $220 of interest. This transaction was valued at approximately $0.075 per share. Also in September , 2003, the Company issued to a consultant for services, 78,500 shares of restricted common stock. This transaction was valued at $0.04 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. In addition in September 2003, the Company issued 50,000 shares of restricted common stock as a finder's fee to a shareholder. This transaction was valued at $0.04 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

OVERVIEW

         During fiscal year 2003, the Company's efforts were directed to developing its biotechnology product line, fund raising, building organizational infrastructure, helping Sub-Surface Waste Management of Delaware, Inc. (SSWM) become a publicly- traded company, and demonstrating the use of the Microbial Technology with engineered solutions. SSWM also hired Bruce Beattie as President of SSWM. SSWM continued to generate revenue as it moved from research and development into the revenue production phase. Individual company activities are described below.

         U.S. MICROBICS, INC.
         --------------------

         The U.S. Microbics activities centered on fund raising and helping SSWM become a publicly- traded company.

         XYCLONYX
         --------

         XyclonyX established the efficacy of the MTBEctomy(TM) microbial blend for MTBE treatment and Bio-GAC(TM) for the reactivation of spent granular-activated carbon. This breakthrough technology allows treatment under ten days compared to conventional technology, which can take twelve months or more.

         WEST COAST FERMENTATION CENTER (WCFC)
         -------------------------------------

         WCFC has successfully added a major refrigeration room to its new manufacturing location. In addition, its liquid manufacturing capability has been enhanced with multiple fermentor operations and a new laboratory has been built. Daily manufacturing runs have commenced at the new facility and microbial inventory production has been expanded.

         SUB-SURFACE WASTE MANAGEMENT (SSWM)
         -----------------------------------

         SSWM has transformed into a revenue- generating operating subsidiary with Bruce Beattie as the president. SSWM is establishing itself as a niche technology service provider of engineered solutions using conventional and natural microbial products. It has successfully demonstrated the Bio-Raptor(TM) technology for a confidential major energy company, and its MTBEctomy(TM) product for MTBE- impacted groundwater, a major problem in the United States. SSWM has developed a patent- pending treatment application for the bio-reactivation of spent granular activated carbons, BAC(TM)and Bio-GAC(TM) for reactivating or extending the life of carbon filtration systems. [not sure what this means?]

         BIO-CON MICROBES
         ----------------

         Bio-Con has demonstrated and also transformed into a technology solutions provider in the agricultural market in Mexico, primarily in the sugar cane fields. Promising results in yield improvement in sugar cane have generated sales prospects from around the world..

         Bio-Con does not have an existing backlog of sales orders and has not generated significant sales or revenues to date related to its Microbial Technology for agricultural use. Bio-Con is in the process of developing its business plan and financial requirements for target market product rollout.

CRITICAL ACCOUNTING POLICIES

         In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, the following policies are considered critical. In addition, you should refer to the Notes to the accompanying consolidated financial statements for further discussion of our accounting policies.

         o        business combinations

         o        stock-based compensation

         o        revenue recognition

Business combinations

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

         The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

         Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Stock-Based Compensation

         In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

         The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Revenue Recognition

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

         The Company also earns revenue from providing defined financial advisory and consulting services to development stage and small to medium size enterprises ("SME's"). Fees earned in exchange for these services are recognized as rendered. Certain fees are recognized upon completion of certain contractually agreed upon transactions. Revenues from those services are recognized upon the successful completion of the transactions.

         The Company periodically receives equity instruments and / or stock purchase warrants from SME's as part of its compensation for services rendered that are classified as investments in non-marketable equity securities on the balance sheet, if still held at the financial reporting date. Primarily all of the equity instruments are received from small public companies, whose securities have a limited market. Occasionally, the Company also receives equity instruments in private companies with no readily available market value. Due to the limited and illiquid market of these SME's securities, the Company recognizes revenues in connection with the receipt of these equity instruments at the time the securities are liquidated.

Segment Reporting

         The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2003 and 2002 , the Company operated in the following two reportable segments:

         USM Capital is the financial services division of U.S. Microbics and provides an array of financial services for private and publicly traded companies.

         The services includes:
                  o Management services and planning
                  o Becoming a publicly reporting company
                  o Becoming a publicly trading company
                  o Capital financing
                  o Aftermarket support
                  o Investor Relations
                  o Corporate governance
                  o Administrative services
                  o CEO Training

         USM Solutions, including Sub-Surface Waste Management of Delaware, Inc., engages in developing, manufacturing and selling engineered remediation solutions for clean up of toxic waste releases to soil and/or groundwater and the bio-recycling of spent activated carbon filtration media.

         Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

         The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

The following table summarizes segment operations:
                                                                        Percent Change from
                                               2003          2002          2002 to 2003
                                          ------------   -----------    -------------------
Revenue:
   Consulting and Financial Services         $135,853      $119,647     Increase of 13.5%
   Engineering Services                      $432,754       288,317     Increase of 50.0%

Depreciation and amortization:
   Consulting and Financial Services               --            --              --
   Engineering Services                        $2,661        $4,147      Decrease of 35.8%

General and Administrative Expense:
   Consulting and Financial Services          $88,543       $19,381      Increase of 346.9%
   Engineering Services                    $1,155,785      $880,730      Increase of 31.2%

Operating Income(Losses):
   Consulting and Financial Services          $47,260      $100,266      Decrease of 52.9%
   Engineering Services                   $(1,104,700)    $(815,281)     Increase of 35.5%

In fiscal year ended 2003, these two segments accounted for all of the revenue of the Company compared to 100.0% in the year fiscal year ended September 30, 2002. The Company is striving to increase revenue in both segments during fiscal year 2004, without a proportionate increase in general and administrative expenses in either segment.

The revenue of $119,647 from consulting and financial services has been reclassified from other income as reported in fiscal year ended 2002 to conform to the classifications used for segment reporting in fiscal year ended September 30, 2003.

PLAN OF OPERATIONS FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2004

         The Company objective is to operate profitably in 2004 by establishing profitable operations for SSWM in the bioremediation market using in-situ groundwater and wastewater treatment and bio-reactivation of spent granular activated carbon. SSWM has a management team, capable of guiding them to profitable operations with sufficient working capital.

         The SSWM engineering team has been working together over 8 years and has enjoyed a successful track record with prior companies and has commenced to build a similar track record in SSWM.

         With the revenue- generating project experience over the past year, SSWM has assisted the Company to switch from a research and development to a revenue- generating service company supported by a professional engineering staff. This marketing change, together with the industry shift to "pay-for-performance" projects in both markets, requires numerous technology demonstrations, longer marketing cycles, political support, local environmental agency approval, and customer awareness of alternative technologies that are "better, faster, cheaper and safer", using mother nature's technology coupled with sound engineering principals, rather than conventional technology. This marketing change to an alternative technology requires a paradigm shift in thinking and each company has adopted the "pay-for-performance" concept to help facilitate implementation of projects and related follow-on projects, which establish the economical and environmental benefits of the Microbial Technology. Based upon the successful projects and demonstrations completed during fiscal year 2003, SSWM expects additional profitable projects to be undertaken in fiscal year 2004 as working capital is raised in SSWM to fuel the growth. The Company expects to raise $ 5MM for SSWM via capital offering of SSWM and secure an additional $ 10MM of acquisition financing. After the SSWM financing is in place, the Company will determine whether it should follow the same strategy with Bio-Con Microbes for agricultural applications.

         With additional equity capital raised through SSWM, the Company plans to expand the SSWM project base in the United States and in Mexico. The Company intends to raise additional capital to fund operations through September 2004, and anticipates that cash generated from financings and projected revenues will enable it to fulfill cash needs for fiscal year 2004 operations. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company, if at all, or to generate such revenues. There can be no assurance that the Company will receive such financing or generate revenues in the time frame anticipated, if at all.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO YEAR ENDED SEPTEMBER 30, 2002:

         The Company had revenues of $568,607 for fiscal year ended September 30, 2003 compared with revenues of $407,964 during the fiscal year ended September 30, 2002. The represents an increase in revenue for 2003 over 2003 of 39.4%. The Company incurred a net loss of $4,079,581 in fiscal year ended 2003 compared to a net loss of $3,999,356 in fiscal year ended 2002. The loss incurred in fiscal 2003 was 2% greater than that of 2002.

         During fiscal year ended 2003, the Company had increased revenues, primarily from its remediation Company SSWM. Please refer to the segment reporting footnote in the financial statements. The Company had gross income during fiscal years ended 2003 and 2002 of $256,423 and $178,312, respectively. The gross income for 2003, improved by 43.8% over fiscal 2002.

         Selling, general and administrative ("SG&A") expenses for fiscal year ended 2003 totaled $4,395,610 compared to $4,094,914 in fiscal year ended 2002. SG&A expenses increased in 2003, 7.3% over SG&A expenses in 2002. SG&A expenses consisted of accounting, legal, consulting, public relations, subsidiary startup and organization and fund raising expenses. SG&A expenses also included non-cash charges from the issuance of stock in the amounts of $1,482,093 for fiscal year 2003 and $1,632,130 for fiscal year ended 2002, a year-to-year decrease of $150,037. In addition the company issued common stock for compensation of $397,175 in fiscal 2003 and none in 2002. Depreciation expense for 2003 and 2002 were $49,464 and $52,320 respectively. The remaining SG&A expenses which required cash amounted to approximately $2,354,347 for fiscal year ended 2003and $2,462,784 for the fiscal year ended 2002.. The Company used stock in lieu of cash to conserve its cash resources.

         Interest expense for fiscal year ended 2003 was $79,588 compared to $102,012 for fiscal year 2003. The decrease in interest expense of $22,424 was due primarily to a reduction in outstanding notes payable.

         As a result of the above-mentioned expenses, the net loss for fiscal 2003 was $4,079,581 compared to $3,999,356 for fiscal year ended 2002. This represents an increase in the net loss for 2003 over 2002 of $80,225 or a 2% increase. Net loss per share decreased to a net loss per share of $0.05 in fiscal year ended 2003 from a net loss per share of $0.14 in fiscal year ended 2002. The decrease in the net loss per share was due to the increase in weighted average common shares outstanding from 29,113,372 as of September 30, 2002 to 81,099,423 as of September 30, 2003.

         There was no provision for income taxes in either fiscal year ended 2003 or fiscal year ended 2002 due to the net operating loss carry forwards from prior years, and the likelihood that the Company would be able to utilize these net operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $25,421 on September 30, 2003, compared to $44,520 for the prior fiscal year ended September 30, 2002. During the fiscal year ended 2003, net cash used by operating activities totaled $1,901,114 compared to $2,279,541 for fiscal year ended 2002. Operating activities included payments for accounting, legal fees and professional services.

         Net cash provided by financing activities for fiscal year ended 2003 totaled $1,895,907 compared to $2,111,746 for the prior fiscal year. In 2002 the Company financed its operations by raising $1,455,656 though the use of the Swartz equity line. In 2003 the equity line expired and the Company raised funds by loans from related parties net of repayments of $283,555, by issuance of stock and stock options of in private placements of $993,500 and by financing by minority interest of $618,852.

         Net cash used by investing activities during fiscal year ended 2003 totaled $13,892 primarily from the purchase of property and equipment. In fiscal 2002 the company had cash provided by investing activities of $161,715, primarily from the sale of investments of $120,000 and from the sale of property and equipment of $45,000.

         Net working capital (current assets less current liabilities) was a negative $1,323,884 as of September 30, 2003 and negative $1,195,359 as of September 30, 2002. Negative working capital increased by $128,525 or 10.8% from fiscal 2002 to 2003. The Company has paid the Department of the Treasury approximately $644,000 which entirely paid-off the delinquent payroll taxes, interest and penalties. The Company is current on its payroll taxes deposits. Of the $644,000 paid to the Department of the Treasury, approximately $97,000 was paid subsequent to September 30, 2003.

         During the fiscal year ended September 30, 2003, the Company raised $993,500, net of placement fees from private placements of common stock to accredited investors. The Company will need to continue to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. Long- term debt as of September 30, 2003 was $20,290 and $63,930 as of the end of the prior fiscal year and all consists of notes payable to related parties.

         Total Shareholders' deficit increased to $1,716,655 during fiscal year ended 2003 from $1,158,955 for fiscal year ended 2002, or an increase of $557,700. The increase was the result of a net loss of approximately $4,080,000 less increases resulting from issuance of common stock and stock options in exchange for services of $1,482,093, issuance of common stock and stock options in settlement of notes payable and accrued expenses of $423,507, issuance of common stock and stock options for employee compensation $397,175, issuance of common stock in private placement and through equity line $993,500, and other increases net of $226,025.

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

         By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

         During fiscal year 2004, the Company projects expenditures for plant and equipment of approximately $250,000 and research and development costs of less than $750,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with applications of in -situ bio-remediation. The Company also plans to increase its number of employees to approximately 30 by the end of fiscal year 2004.

         The independent auditor's report on the Company's September 30, 2003 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

NEW ACCOUNTING STANDARDS

Recent Accounting Pronouncements

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of

SFAS No. 142 had no material impact on the Company's consolidated financial. statements SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale- leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, ""Accounting for Stock-Based Compensation - -Transition and Disclosure," ("SFAS 148") was issued. SFAS 148", which amends FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148this Statement amends the disclosure requirements of SFAS Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The transition guidance and annual disclosure provisions of SFAS Statement 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. , with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not have a material impact our on the Company's financial position, or results of operations or cash flows as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of SFAS No. 150 to have a material impact upon its financial position, cash flows or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's results of operations or financial position.

                          ITEM 7. FINANCIAL STATEMENTS

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                           SEPTEMBER 30, 2003 and 2002

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

                          Index to Financial Statements

--------------------------------------------------------------------------------

                                                                       Page No.
                                                                       --------
Report of Independent Certified Public Accountants                       F-3

Consolidated Balance Sheets at September 30, 2003 and 2002            F-4 ~ F-5

Consolidated Statements of Operations for the two years
ended September 30, 2003 and 2002                                        F-6

Consolidated Statements of Deficiency in Stockholders'
Equity for the two years ended September 30, 2003 and 2002            F-7 ~ F-8

Consolidated Statements of Cash Flows for the two years
ended September 30, 2003 and 2002                                     F-9 ~ F-10

Notes to Consolidated Financial Statements                           F-11 ~ F-32

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
U.S. Microbics, Inc. and Subsidiaries
Carlsbad,CA

We have audited the accompanying consolidated balance sheets of U.S. Microbics, Inc. and subsidiaries (the "Company") as of September 30, 2003 and 2002 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note R. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                    Russell Bedford Stefanou Mirchandani LLP
                                    Certified Public Accountants

McLean, Virginia
December 13, 2003

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2003 and 2002

ASSETS                                                   2003             2002
                                                      ---------        ---------
Current Assets:

  Cash and Cash Equivalents                           $ 25,421         $ 44,520

 Restricted Cash (Note B)                              258,468          251,796

 Accounts Receivable                                    62,789            4,989

 Cost and Estimated Profit
    in Excess of Billing                               161,917            3,818

 Contract Receivable                                        --           80,612

  Prepaid Expenses and Other Assets                     21,272           58,950
                                                      ---------        ---------

  Total Current Assets                                 529,867          444,685

Plant, property and equipment - net                     84,112          131,900

Other assets                                            28,402           28,779
                                                      ---------        ---------

   Total Assets                                       $642,381         $605,364
                                                      =========        =========

           See accompanying notes to consolidated financial statements

                                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                           SEPTEMBER 30, 2003 and 2002
                                                   (continued)

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY                                     2003              2002
                                                                                  -------------     -------------
Current Liabilities:
  Accounts Payable and Accrued Liabilities                                        $  1,536,676      $  1,602,034
  Notes Payable to Related Parties, current portion                                    317,075            38,010
                                                                                  -------------     -------------
  Total Current Liabilities                                                          1,853,751         1,640,044

Notes Payable to Related Parties, net of current                                        20,290            63,930
                                                                                  -------------     -------------
                                                                                     1,874,041         1,703,974

Commitment and Contingencies (Note P)                                                       --                --

Minority Interest                                                                      484,995            60,345

Deficiency in Stockholders' Equity:
   Preferred Stock
   Convertible Preferred Stock, $.10 par value, authorized 20,000,000 shares:
   Series II; authorized 500,000 shares; 6,244 and 6,458 shares issued and outstanding at September 30, 2003 and 2002, respectively
     (aggregate liquidation preference of $6,244 and $6,458)                               625               646
   Series B; authorized 500,000 shares;
     5,522 shares issued and outstanding at
     September 30, 2003 and 2002
    (aggregate liquidation preference of $5,522)                                           552               552
   Series C; authorized 50,000 shares;
    15,921 and 23,521 shares issued and outstanding
    at September 30, 2003 and 2002, respectively
   (aggregate liquidation preference of $1,592,100 and
    $2,352,100)                                                                          1,592             2,352
   Series D; authorized 50,000 shares;
    10,300 shares issued and outstanding
    at September 30, 2003 and 2002,
    respectively (no liquidation preference)                                             1,030             1,030
   Series E; authorized 50,000 shares;
    -0- and 696 shares issued and outstanding
    at September 30, 2003 and 2002, respectively
   (aggregate liquidation preference of $- and $69,600)                                     --                70
                                                                                  -------------     -------------
                                                                                         3,799             4,650
   Common Stock, $.0001 par value; authorized 500,000,000 shares;
    113,722,021 and 47,579,111 shares issued and outstanding
    at September 30, 2003 and 2002, respectively                                        11,372             4,758

   Additional Paid-in Capital                                                       23,272,297        19,703,702
   Dividends                                                                           (35,588)           (3,777)
   Discount on Preferred Stock                                                          (3,958)          (47,542)
   Treasury Stock                                                                     (117,400)         (117,400)
   Stock Subscriptions                                                              (3,815,000)       (3,818,750)
   Deferred Employee Stock Option Plan                                                 (68,000)               --
   Deferred Financing Costs                                                           (166,540)         (166,540)
   Accumulated Deficit                                                             (20,797,637)      (16,718,056)
                                                                                  -------------     -------------
                                                                                    (1,716,655)       (1,158,955)
                                                                                  -------------     -------------
   Total Liabilities and Deficiency
    in Stockholders' Equity                                                       $    642,381      $    605,364
                                                                                  =============     =============

                           See accompanying notes to consolidated financial statements

                                                       F-5

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                      2003              2002
                                                 -------------     -------------

Revenue                                          $    568,607      $    407,964

Cost of revenues                                      312,184           229,652
                                                 -------------     -------------
Gross income                                          256,423           178,312

Selling, General and Administrative Expenses        4,395,610         4,094,914

Depreciation                                           49,464            52,320
                                                 -------------     -------------
                                                    4,445,074         4,147,234

Loss from Operations                               (4,188,651)       (3,968,922)

Other Income (Expenses)
  Interest Income                                       6,672                33
   Loss on sale of assets                             (12,216)               --
   Forgiveness of debt                                     --            82,834
  Interest Expenses                                   (79,588)         (102,012)
                                                 -------------     -------------
                                                      (85,132)          (19,145)
Net Loss Before Income Taxes and
   Discontinued Operations                         (4,273,783)       (3,988,067)

Loss from Discontinued Operations                          --           (12,944)

Minority Interest                                     194,202             1,655
                                                 -------------     -------------
Net Loss before Income Taxes                       (4,079,581)       (3,999,356)

Income tax (benefit) expenses                              --                --
                                                 -------------     -------------

Net Loss                                         $ (4,079,581)     $ (3,999,356)
                                                 =============     =============

Net Loss Per Common Share (Basic and Diluted)    $      (0.05)     $      (0.14)
                                                 =============     =============

Weighted Average Shares Outstanding                81,099,423        29,113,372
                                                 =============     =============

           See accompanying notes to consolidated financial statements

                                                U.S. MICROBICS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                             FOR THE TWO YEARS ENDED SEPTEMBER 30, 2003
                                     Preferred Stock              Common Stock            Additional     Stock Options
                                     ---------------              ------------              Paid-In           and          Treasury
                                    Shares      Amount        Shares         Amount         Capital         Warrants        Stock
                                   --------    --------    -------------    ---------    -------------    ------------    ----------
Balance at September 30, 2001       63,193     $ 6,319       19,557,231     $  1,956     $ 15,375,815     $   943,213     $(117,400)

Conversion of preferred
stock into commons stock           (25,647)     (2,565)       2,542,167          254            2,311              --            --
Issuance of common stock
in private placement and
through equity line                     --          --       10,479,999        1,048        1,450,108              --            --
Issuance of common stock
and stock options in
exchange for services rendered          --          --        8,736,583          874        1,676,248              --            --
Issuance of common stock
for repayments of notes payable         --          --        5,571,081          557          605,368              --            --
Issuance of common stock
for Stock Subscription
Receivable                              --          --          850,050           85           68,665              --            --
Canceled stock                          --          --         (158,000)         (16)         (55,284)             --            --
Issuance of Series C
preferred stock for
payment of interest expense            405          41               --           --            7,285              --            --
Cancellation of Series
C preferred stock                   (2,250)       (224)              --           --         (214,776)             --            --
Issuance of Series D
preferred stock as collateral       10,000       1,000               --           --          165,540              --            --
Issuance of Series D
preferred stock as
finder's fee                           100          10               --           --            1,490              --            --
Issuance of Series
E preferred stock
in private placement                   633          63               --           --           49,937              --            --
Issuance of Series E
preferred stock as
commission fee                          63           6               --           --            4,971              --            --
Accrual of dividends                    --          --               --           --               --              --            --
Beneficial Conversion
Feature on Series E
preferred stock                         --          --               --           --           81,500              --            --
Reversal of deferred
equity issuance costs                   --          --               --           --         (595,000)             --            --
Issuance of stock
options and warrants                    --          --               --           --         (293,013)        293,013            --
Expired options                         --          --               --           --           27,330         (27,330)           --
Payments on notes with
investment stock                        --          --               --           --          136,311              --            --
Reversal of stock options
and warrants                            --          --               --           --        1,208,896      (1,208,896)           --
Net loss                                --          --               --           --               --              --            --
                                   --------    --------    -------------    ---------    -------------    ------------    ----------
Balance at September 30, 2002       46,497       4,650       47,579,111        4,758       19,703,702              --      (117,400)

Conversion of preferred
stock into commons stock            (7,814)       (781)         762,087           76              705              --            --
Retirement of Series E
preferred stock into
common stock                          (696)        (70)         866,200           87           31,597              --            --
Exercise of
cashless warrants                       --          --          330,868           33              (33)             --            --
Cancellation of stock
subscription                            --          --          (15,000)          (2)          (3,748)             --            --
Issuance of common stock
in private placement and
through equity line                     --          --       23,255,000        2,326          991,174              --            --
Issuance of common stock
and stock options in
exchange for services                   --          --       22,750,753        2,275        1,479,818              --            --
Issuance of common stock
and stock options for
employee stock option plan              --          --        2,000,000          200          229,800              --            --
Issuance of common stock
and stock options in
exchange for interest                   --          --        1,000,017          100           20,120              --            --
Issuance of common stock
and stock options for
employee compensation                   --          --        9,871,937          987          396,188              --            --
Issuance of common stock
and stock options in
settlement of notes payable
and accrued expenses                    --          --        5,321,228          532          422,975              --            --
Amortization of beneficial
conversion feature                      --          --               --           --               --              --            --
Dividends accrued                       --          --               --           --               --              --            --
Net loss                                --          --               --           --               --              --            --
                                   --------    --------    -------------    ---------    -------------    ------------    ----------
Balance at September 30, 2003      37,987    $3,799     113,722,201     $ 11,372     $ 23,272,298     $        --     $(117,400)
                                   ========    ========    =============    =========    =============    ============    ==========

                                     See accompanying notes to consolidated financial statements
                                                                F-7

                                                U.S. MICROBICS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                             FOR THE TWO YEARS ENDED SEPTEMBER 30, 2003
                                                             (continued)
                                                             Discount on
                                    Stock         Dividends    Preferred     Deferred     Deferred       Accumulated
                                 Subscription          Stock        Equity      Financing        Deficit          Total
                                 ------------    ---------    ---------    ----------    ----------    -------------    ------------
Balance at September 30, 2001    $(3,965,000)    $     --     $     --     $(595,000)    $      --     $(12,718,700)    $(1,068,797)

Conversion of preferred
stock into commons stock                  --           --           --            --            --               --              --
Issuance of common stock
in private placement and
through equity line                       --           --           --            --            --               --       1,451,156
Issuance of common stock and
stock options in exchange for
services rendered                         --           --           --            --            --               --       1,677,122
Issuance of common stock
for repayments of notes payable           --           --           --            --            --               --         605,925
Issuance of common stock
for Stock Subscription
Receivable                           (68,750)          --           --            --            --               --              --
Canceled stock                            --           --           --            --            --               --         (55,300)
Issuance of Series C
preferred stock for
payment of interest expense               --           --           --            --            --               --           7,326
Cancellation of Series
C preferred stock                    215,000           --           --            --            --               --              --
Issuance of Series D
preferred stock as collateral             --           --           --            --      (166,540)              --              --
Issuance of Series
D preferred stock as
finder's fee                              --           --           --            --            --               --           1,500
Issuance of Series
E preferred stock
in private placement                      --           --           --            --            --               --          50,000
Issuance of Series E
preferred stock as
commission fee                            --           --           --            --            --               --           4,977
Accrual of dividends                      --       (3,777)          --            --            --               --          (3,777)
Beneficial Conversion
Feature on Series E
preferred stock                           --           --      (47,542)           --            --               --          33,958
Reversal of deferred
equity issuance costs                      --           --           --       595,000            --               --              --
Issuance of stock
options and warrants                      --           --           --            --            --               --              --
Expired options
Payments on notes with
investment stock                          --           --           --            --            --               --         136,311
Reversal of stock options
and warrants                              --           --           --            --            --               --              --
Net loss                                  --           --           --            --            --       (3,999,356)     (3,999,356)
                                 ------------    ---------    ---------    ----------    ----------    -------------    ------------
Balance at September 30, 2002     (3,818,750)      (3,777)     (47,542)           --      (166,540)     (16,718,056)     (1,158,955)

Conversion of preferred
stock into common stock                   --           --           --            --            --               --              --
Retirement of Series E
preferred Stock into
common stock                              --      (31,614)      (3,958)           --            --               --         (3,958)
Exercise of
 cashless warrants                        --           --           --            --            --               --             --
Cancellation of stock
subscription                           3,750           --           --            --            --               --             --
Issuance of common stock
in private placement and
through equity line                       --           --           --            --            --               --         993,500
Issuance of common stock
and stock options in
exchange for services                     --           --           --            --            --               --       1,482,093
Issuance of common stock
and stock options for
employee stock option plan                --           --           --       (68,000)           --               --         162,000
Issuance of common stock
and stock options in
exchange for interest                     --           --           --            --            --               --          20,220
Issuance of common stock
and stock options for
employee compensation                     --           --           --            --            --               --         397,175
Issuance of common stock
and stock options in
settlement of notes payable
and accrued expenses                      --           --           --            --            --               --         423,507
Amortization of beneficial
conversion feature                        --           --       47,542            --            --               --          47,542
Dividends accrued                         --         (197)          --            --            --               --            (197)
Net loss                                  --           --           --            --            --       (4,079,581)     (4,079,581)
                                 ------------    ---------    ---------    ----------    ----------    -------------    ------------
Balance at September 30, 2003    $(3,815,000)    $(35,588)    $ (3,958)    $ (68,000)    $(166,540)    $(20,797,637)    $(1,716,654)
                                 ============    =========    =========    ==========    ==========    =============    ============

                                     See accompanying notes to consolidated financial statements
                                                                F-8

                          U.S. MICROBICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                  2003            2002
                                                              -----------     -----------
Cash flow from operating activities:
Net loss                                                      (4,079,581)     (3,999,356)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation                                                      49,464          52,320
Loss on disposal of asset                                         12,216           4,833
Impairment of asset                                                   --           5,000
Gain on sales of investment                                           --        (202,481)
Minority interest                                               (194,202)         (1,655)
Impairment of investments                                             --          21,431
Beneficial conversion feature                                     43,584          33,958
Issuance of preferred stock for services                              --           4,977
Common stock issued
 in exchange for services rendered                             1,482,093       1,632,130
Common stock issued for compensation                             397,175              --
Common stock issued for interest                                  20,220              --
Employee Stock Option Plan expense                               162,000              --
Consulting fees paid by related parties' stocks                       --         146,827
Decrease (increase) in:
Accounts receivable                                              (57,800)         17,111
Cost & estimated profit in excess of billings                   (158,099)             --
Contract receivable                                               80,612              --
Prepaid expenses and other assets                                 37,678        (171,022)
Inventories                                                           --          24,900
Other assets                                                         377        (251,875)
Increase (decrease) in:
Accounts payable and accrued liabilities                         303,149        403,361
                                                              -----------     -----------
Net cash provided by (used in) operating activities           (1,901,114)     (2,279,541)

Cash flow from investing activities:
Purchase of property and equipment                               (14,392)         (3,285)
Proceeds from sale of property and equipment                         500          45,000
Proceeds from sale of investments                                     --         120,000
                                                              -----------     -----------
Net cash provided by (used in) investing activities              (13,892)        161,715

Cash flow from financing activities:
Repayment of obligation under capital lease                           --            (900)
Proceeds from notes payable to related parties                   334,065         366,590
Receipts of stocks from employees for note payables                   --         299,900
Repayment of notes payable to related parties                    (43,640)        (59,500)
Cash reserved for financing purposes                              (6,672)             --
Dividends accrued                                                   (198)             --
Additional financing by minority interest                        618,852              --
Issuance of stock and stock options in private placements        993,500          50,000
Issuance of stock and warrants through equity line                    --       1,455,656
                                                              -----------     -----------
Net cash provided by (used in) financing activities            1,895,907       2,111,746

Net increase (decrease) in cash and cash equivalents             (19,099)         (6,080)
Cash and cash equivalents, beginning of period                    44,520          50,600
                                                              -----------     -----------
Cash and cash equivalents, end of period                          25,421          44,520
                                                              ===========     ===========
Supplemental disclosure of cash flow information:
Cash paid for income taxes                                            --              --
Cash paid for interest                                            31,964          14,100
Repayment of notes payable to
 related parties through issuance of stock                        55,000         371,200
Settlement of accrued expenses
 through issuance of stock                                       368,507              --
Issuance of preferred stock for services                              --           4,977

               See accompanying notes to consolidated financial statements

                                           F-9

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

                                                          2003          2002
                                                      -----------   -----------
Common stock issued
 in exchange for services rendered                     1,482,093     1,632,130
Common stock issued for compensation                     397,175            --
Employee Stock Option Plan expense                       162,000            --
Common stock issued for interest                          20,220            --
Consulting fees paid by related parties' stocks               --       146,827
Conversion of preferred stock to common stock                781         1,920

           See accompanying notes to consolidated financial statements

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

U.S. Microbics was incorporated in the State of Colorado on December 7, 1984 under the name "Venture Funding Corporation" and has been engaged in a variety of operations since inception. U.S. Microbics is primarily engaged in two business operations: 1) a financial services division that assists in the financing and development of companies desiring to go public and 2) a holding company that facilitates and develops the deployment of environmental technologies

The Company has six wholly-owned (directly and indirectly) subsidiaries and those companies are Xyclonyx, West Coast Fermentation Center, Bio-Con Microbes, USM Information Services, Inc., USM Products Inc and USM Resources Development. Additionally, the Company has three majority-owned subsidiaries: Sol Tech Corporation (also known as Wasteline Performance Corporation), USM Capital Group, Inc. and Sub-Surface Waste Management of Delaware, Inc. ("SSWM").

US Microbics oversees the subsidiaries using biological technology to revolutionize environmental cleanup and agricultural growth. The five companies include Sub-Surface Waste Management of Delaware, Inc. ("SSWM"), XyclonyX, West Coast Fermentation Center, Inc. ("WCFC"), Sol Tech, Inc. (d.b.a. "Wasteline Performance Corporation"), and Bio-Con Microbes, Inc. West Coast Fermentation Center is the primary business which is to manufacture microbial cultures that are sold to other subsidiaries of the Company. Sub Surface Waste Management's business is to use the microbial technology to provide engineered solutions for soil and groundwater cleanup. Sol Tech Corporation and Bio-Con Microbes are companies formed to service the wastewater treatment and agriculture markets, respectively.

USM CAPITAL Group, Inc. is the financial services division that assists in the financing and development of the five USM Solutions companies and additional equity holdings primarily in environmental industry companies desiring to go public. USM Capital provides management consulting, administrative services and investor relations services to its clients.

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

During the year ended September 30, 2002, the Company disposed of its wholly-owned subsidiaries, Applied Microbic Technology, Inc., USM Technology Holding, and USM Financial Solutions, Inc. These business segments are accounted for as discontinued operations, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued businesses are further described in Note H.

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

On June 16, 2003, CGHC merged with Global Links Corp and assumed operational control of GBLL. The stock held for spin-off to the Company's shareholders in CGHC was exchanged for stock of GBLL. The distribution of the spin-off shares will commence after the effective date of a registration covering the spin-off shares.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Business and Basis of Presentation (Continued)
----------------------------------------------

On August 8, 2002 the shareholders of USMTI approved a plan of merger with Majestic Safe-T-Products, LTD ("Majestic"), a Maryland corporation. On September 19, 2002, USM Capital Group, Inc., and U.S. Microbics, Inc. (collectively, the "Sellers") entered into a Capital Stock Exchange Agreement with Majestic, whereby the sellers agreed to exchange 100% of their stock holdings in USMTI for 15,000,000 common shares of Majestic. Pursuant to the Agreement, on September 19, 2002, U.S. Microbics, Inc. and USM Capital Group, Inc. received 6,000,000 and 9,000,000 shares of Majestic common stock, respectively. The 15,000,000 common shares represent a 30.15 % ownership in Majestic. U.S. Microbics, Inc. has announced a "spin-off" of approximately 5,884,000 shares of common stock in Majestic to shareholders of record on August 30, 2002. The distribution of the spin-off shares will commence after the effective date of a registration covering the spin-off shares.

On September 17, 2002, the Company formed USM Financial Solutions, Inc. ("USMFSI") as another possible merger candidate for clients of USM Capital Group, Inc. USMFSI is 60% owned by USM Capital Group, Inc. and 40% owned by U.S. Microbics, Inc.

On September 24, 2002, the shareholders of USMFSI approved a plan of merger with Commerce Development Corporation, LTD, ("CDC"), a Maryland corporation. Also on September 24, 2002, USM Capital Group, Inc. and U.S. Microbics, Inc., (collectively, the "Sellers") entered into a Capital Stock Exchange Agreement with CDC, whereby the sellers agreed to exchange 100% of their stock holdings in USMFI for 800,000 common shares of CDC. Pursuant to the Agreement on September 30, 2002, U.S. Microbics, Inc. and USM Capital Group, Inc. received 320,000 and 480,000 shares of CDC common stock, respectively. The 800,000 common shares represent a 3.89 % ownership in CDC. U.S. Microbics, Inc. has announced a "spin-off" of approximately 400,000 of its CDC common shares to shareholders of record on October 28, 2002. To accomplish the "spin-off" USM Capital Group, Inc. transferred 100,000 shares of CDC stock to U.S. Microbics, Inc. The distribution of the spin-off shares will commence after the effective date of a registration covering the spin-off shares.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Accounts Receivable
-------------------

Accounts receivable is reported at its fair value and, in the opinion of management, is collectible and no allowance for doubtful accounts was necessary at September 30, 2003 and 2002.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

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

Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2003 and 2002, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Revenue Recognition (Continued)
-------------------------------

The Company also earns revenue from providing defined financial advisory and consulting services to development stage and small to medium size enterprises ("SME's").Fees earned in exchange for these services are recognized as rendered. Certain fees are recognized upon completion of contractually agreed upon transactions. Revenues from those services are recognized upon the successful completion of the transactions.

The Company periodically receives equity instruments and / or stock purchase warrants from SME's as part of its compensation for services rendered that are classified as investments in non- marketable equity securities on the balance sheet, if still held at the financial reporting date. Primarily all of the equity instruments are received from small public companies, whose securities have a limited market. Occasionally, the Company also receives equity instruments in private companies with no readily available market value. Due to the limited and illiquid market of these SME's securities, the Company recognizes revenues in connection with the receipt of these equity instruments at the time the securities are liquidated.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended September 30, 2003 and 2002, advertising costs were not material to the consolidated statement of operations.

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,079,581 and $3,999,356 during the years ended September 30, 2003 and 2002, respectively. The Company's current liabilities exceeded its current assets by $1,323,884 as of September 30, 2003.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at September 30, 2003 and 2002.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended September 30, 2003 and 2002.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Stock Based Compensation (Continued)
------------------------------------

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):

                                               For the years ended September 30,
                                                     2003             2002
                                                ---------------  ---------------
Net loss - as reported                          $   (4,079,581)  $   (3,999,356)
Add: Total stock based employee compensation
     expense as reported under intrinsic
     value method (APB. No. 25)                             --               --
Deduct: Total stock based employee
     compensation expense as reported under
     fair value based method (SFAS No. 123)                 --               --
                                                ---------------  ---------------
Net loss - Pro Forma                            $   (4,079,581)  $   (3,999,356)
                                                ===============  ===============
Net loss attributable to common stockholders
   - Pro forma                                  $   (4,079,581)  $   (3,999,356)
Basic (and assuming dilution) loss per share
   - as reported                                $        (0.05)  $        (0.14)
Basic (and assuming dilution) loss per share
   - Pro forma                                  $        (0.05)  $        (0.14)

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

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment. (See Note Q)

New Accounting Pronouncements
-----------------------------

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

New Accounting Pronouncements (Continued)
-----------------------------------------

In May 2003, the FASB issued statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity("SFAS No. 150")". SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt SFAS No. 150 in its interim reporting as of the fourth quarter of 2003, and adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - RESTRICTED CASH

Restricted cash are comprised of two certificates of deposits, which total $258,468 and $251,796 for the years ended September 30, 2003 and 2002, respectively. Both certificates of deposits are pledged as collateral on letters of credit (see Note P) issued to the State of South Carolina in lieu of performance bonds on two remediation projects, Off Ramp # 83 and McGill's Store.

One certificate of deposit issued by Community National Bank is for $189,745 and $184,211, for the years ended September 30, 2003 and 2002, respectively. The certificate earns interest at the rate of 1.54% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, on the Off Ramp #83 job in the amount of $175,000. The letter of credit is dated May 22, 2002 and expires on May 22, 2004. The certificate of deposit will be released as collateral for the letter of credit when the Off Ramp #83 job project is completed, which is expected to occur prior to the expiration of the letter of credit on May 22, 2004. If necessary, the letter of credit could be extended if additional time is required to complete the job.

The second certificate of deposit issued by Bank of America is for $68,723 and $67,585, for the years ended September 30, 2003 and 2002, respectively. The certificate earns interest at the rate of 2.0% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, on the McGill's Store job in the amount of $67,567. The letter of credit is dated September 4, 2002 and expires on August 27, 2004. The certificate of deposit will be released as collateral for the letter of credit when the McGill's Store job project is completed, which is expected to occur prior to the expiration of the letter of credit on August 27, 2004. If necessary, the letter of credit could be extended if additional time is required to complete the job.

NOTE C - PROPERTY AND EQUIPMENT
                                                      2003               2002
                                                   ----------         ----------
Property and equipment consisted of the following:
Office Furniture and Equipment                     $ 120,007          $ 134,390
Leasehold Improvement                                 14,376             14,376
Production Equipment                                 158,434            159,630
                                                   ----------         ----------
                                                     292,817            308,396
Less: Accumulated Depreciation                      (208,705)          (176,496)
                                                   ----------         ----------
                                                   $  84,112          $ 131,900
                                                   ==========         ==========

Depreciation expense for the years ended September 30, 2003 and 2002 was $49,464 and $52,320, respectively.

During the year ended September 30, 2003 the Company sold / disposed off the assets with book value of 12,716, net of accumulated depreciation of $17,255, for the proceeds of $500.

NOTE D - DEPOSITS

Deposits at September 30, 2003 and 2002 consisted of security deposits on the Company's building leases, a utility company deposit, and a state sales and use tax deposit.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

                                                          2003           2002
                                                      -----------    -----------
   Accounts payable                                   $  449,081     $  380,277
   Accrued expenses:
      Interest                                            42,821         15,417
      Salaries, wages, vacation and related taxes        846,367        810,356
      Others                                             198,407        395,984
                                                      -----------    -----------
                                                      $1,536,676     $1,602,034
                                                      ===========    ===========

As of September 30, 2003 and 2002, the salaries, wages, vacation and related taxes section of accrued expenses include approximately $269,000 and $600,000 in delinquent unpaid payroll taxes. The Company has made substantial payments during 2003 and has been working with the Internal Revenue Service on an Offer of Compromise to settle the remaining balance.

NOTE F - CAPITAL LEASE

The Company leases certain production equipment under a capital lease which runs through the November 2002. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The asset is amortized over its estimated productive life. Depreciation of the asset under capital lease is included in depreciation expense for 2003 and 2002. The implicit interest rate on the capital lease is 10.8%.

The cost and related depreciation of equipment under the capital lease, which is included in the property and equipment referred to in Note C, are as follows at September 30, 2003 and 2002:

                                                      2003             2002
                                                   ---------        ---------
   Production Equipment                            $ 21,221         $ 21,221
   Less: Accumulated Depreciation                   (14,400)         (11,368)
                                                   ---------        ---------
                                                   $  6,821         $  9,853
                                                   =========        =========

The interest charged to expense for the capital lease for each of the years ended September 30, 2003 and 2002 was $0 and $100, respectively. The depreciation charged to expense for the capital lease for each of the years ended September 30, 2003 and 2002 was $3,032.

NOTE G - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at September 30, 2003 and 2002 consists of the following:

                                                                                 2003                 2002
                                                                                 ----                 ----
Note payable to an entity controlled by the Chief Executive Officer;
interest is charged at 10% per annum; unsecured and due in April 2005.        $  38,010            $  38,010

Note payable to the Chief Executive Officer; interest is charged at 12%
per annum; unsecured and payable on demand.                                      30,000                   --

Note payable to the Chief Executive Officer, for purchase of a vehicle; interest is charged at 10% per annum; secured by the vehicle;
repayable in monthly installment of $750 per month, including principal
and interest.                                                                     5,425                   --

Note payable to Chief Executive Officer; interest is charged
at 12% per annum; unsecured and payable on April 2005.                           12,280               47,280

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in August 2003; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or
50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day
period. The Company is in default under this note agreement.                     55,000                   --





                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE G - NOTES PAYABLE TO RELATED PARTIES

                                                                                 2003                 2002
                                                                                 ----                 ----
Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in August 2003; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or
50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day
period. The Company is in default under this note agreement.                     55,000                   --

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in
September 2003; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The
Company is in default under this note agreement.                                 55,000                   --

Convertible note payable , interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in
September 2003; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The
Company is in default under this note agreement.                                 55,000                   --

Convertible note payable, interest at 10% per annum and due in January 2003.
The note holder has the option to convert unpaid note principal together with
Accrued and unpaid interest to the Company's  restricted common stock at $0.05
per share. The Company is in default under this note agreement.                  15,000                   --

Notes payable (2) of $8,150 and $8,500 to the Chief Operating Officer
of U.S. Microbics, Inc.: interest is charged at 12% per annum;
unsecured and is payable March 8, 2005 and April 17, 2005 respectively.          16,650               16,650
                                                                              ----------           ----------
Total                                                                           337,365              101,940
Less: current portion                                                           317,075               38,010
                                                                              ----------           ----------
                                                                              $  20,290            $  63,930
                                                                              ==========           ==========

Aggregate maturities of long-term debt as of September 30, 2003 are as follows:

         YEAR                                          Amount
         ----                                          ------
         2004                                        $ 317,075
         2005                                           20,290
                                                     ----------
                                                     $ 337,365
                                                     ==========

NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY

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

As of January 2001, the end of the first six month period, the Company had not made additional sales of stock to Swartz other than a total of 59,730 shares sold during the year ended September 30, 2000. As such, in accordance with the terms of the investment agreement, the Company was obligated to pay fees in the amount of $95,200 to Swartz. Additionally, as of July 2002, the end of the second six month period, the Company had not made any additional sales of stock to Swartz and was obligated to pay an additional $100,000 in fees. Swartz subsequently waived all of these fees.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY

Equity Line (Continued)
-----------------------

During the year ended September 30, 2002, the Company elected to make sales of stock to Swartz. A total of 6,070,204 shares of common stock and warrants to purchase 910,531 shares of common stock were issued. The exercise prices of the warrants range from $.09 to .34 per share. Net proceeds to the Company were $1,050,089.

During the year ended September 30, 2003, the Company elected to make no sales of stock to Swartz.

On June 12, 2003, the Swartz exercised cashless warrants under the investment agreement, and 330,868 shares of common stock were issued to Swartz.

Spin-off Stock Distributions
----------------------------

The Company announced a spin-off stock distribution on November 12, 2002 of 5,884,149 shares of common stock in Majestic Safe-T Products, Ltd. ("Majestic Safe-T") to the Company's shareholders. The Company's shareholders of record on August 30, 2002 will receive 1 share of Majestic Safe-T common stock for every 8 shares of common stock of U.S. Microbics held. No fractional shares will be issued. Majestic Safe-T Products, Ltd. will distribute the shares following the effective date of Majestic Safe-T's registration statement for the spin-off shares with the Securities and Exchange Commission ("SEC").

The Company announced a spin-off stock distribution on July 3, 2002 of 2,175,028 shares of Capital Group Holdings Corporation ("CGHC") common stock to the Company's shareholders. The Company's shareholders of record on July 3, 2003 will receive 1 share of CGHC common stock for each 18 shares of common stock of U.S. Microbics held. No fractional shares will be issued. Capital Group Holdings Corporation will distribute the shares following the effective date of CGHC's registration statement for the spin-off shares with the Securities and Exchange Commission ("SEC"). On June 16, 2003, CGHC was merged into Global Links Corp and took over operational control of GBLL. The GCHC stock held for spin-off to the Company's shareholders was exchanged for stock in GBLL and is planned for distribution upon registration of the shares .

The Company announced a spin-off stock distribution on October 28, 2002 of 417,969 shares of common stock in Commerce Development Corporation ("CDC") to the Company's shareholders. The Company's shareholders of record on October 28, 2003 received 1 share of CDC's common stock for every 125 shares of common stock of U.S. Microbics held. No fractional shares will be issued. Commerce Development Corporation will distribute the shares following the effective date of CDC's registration statement for the spin-off shares with the Securities and Exchange Commission ("SEC").

As of June 7, 2003 Bio-Con Microbes declared a stock dividend of 200 shares for each shares held, thereby increasing the outstanding common shares from 50,000 shares to 10,000,000 shares. As of June 30, 2003 the Company was the sole shareholder.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY

Preferred Stock (Continued)
---------------------------

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

In April 2002, the Board of Directors authorized the issuance of 50,000 shares of Series E convertible preferred stock. Each share of Series E preferred stock is entitled to preference upon liquidation of $100 per share for any unconverted shares, and the liquidation preference is junior only to that of all previously issued preferred shares. Each Series E preferred share is convertible into common shares at the conversion rate of 1 share of Series E preferred stock for 5 shares of common stock no sooner than one year after the issue date and no later than three years after the issue date. The Company may at any time beginning one year after the issue date but not later than three years after the issue date call for redemption the Series E preferred stock for 150% to 250% of the original purchase price paid, depending on the length of the time the Series E preferred stock is held. Dividends on the shares of the Series E preferred stock are cumulative and are payable quarterly at an annual rate of 10% based on the purchase price paid. The first dividend is to be paid at the end of the first calendar quarter following a three-month holding period by the purchaser.

The three-month holding period begins with the issue date. Subsequent dividends are paid quarterly until the Series E preferred shares are converted or called by the Company.

The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of September 30, 2003, there were 6,244 shares of Series II preferred stock, 5,522 shares of Series B preferred stock, 15,921 shares of Series C preferred stock, 10,300 shares of Series D preferred stock, and -0- shares of Series E preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 5,507,219 shares of common stock. As of September 30, 2003, the Company accrued $35,588 in dividends for the Series E preferred stock.

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

In March 2002, the Company issued 10,000 shares of Series D preferred stock as collateral to a company who secured a letter of credit in the amount of $166,540 on behalf of the Company pursuant to a remediation contract with the State of South Carolina. These shares were valued at $166,540 and have been recorded as deferred financing costs in the statement of position at September 30, 2002.

In April 2002, the Company issued 100 shares of Series D preferred stock in exchange for a finder's fee related to the guarantor of the above letter of credit. The shares were valued at $1,500 and have been charged to the statement of losses for the year ended September 30, 2002.

In May 2002, the Company issued 633 shares of Series E preferred stock to private investors at various prices, with total proceeds to the Company of $50,000. The Company recorded a discount on preferred stock in the amount of $81,500 and amortized $33,958 as the beneficial conversion feature on the issuance of the Series E preferred stock. The Company also issued 63 shares of Series E preferred stock to an individual in exchange for commission fees for

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY

Preferred Stock (Continued)
---------------------------

the sale of the Series E preferred stock. These shares were valued at $79 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

Preferred stock transactions during the year ended September 30, 2003:

During October 2002, the Company converted 5,800 shares of Series C preferred stock to 580,000 shares of common stock. Additionally, 214 shares of Series II preferred stock were converted to 2,087 shares of common stock.

During November 2002, the Company converted 200 shares of Series C preferred stock to 20,000 shares of common stock.

During February 2003, the Company converted 1,000 shares of Series C preferred stock to 100,000 shares of common stock.

During May 2003, the Company retired 696 shares of Series E preferred stock by issuing 866,200 shares of common stock valued at $31,684.

During August 2003, the Company converted 600 shares of Series C preferred stock to 60,000 shares of common stock.

Common Stock
------------

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of September 30, 2003 and 2002, the Company has issued and has outstanding 113,722,021 and 47,579,111 shares of common stock, respectively. All valuations of common stock issued for services were based the fair value of the services received which did not differ materially from the value of the stock issued

Common stock transactions during the year ended September 30, 2002:

During October 2001, the Company issued 19,167 shares of common stock to consultants for services. The transaction was valued at approximately $.27 to $.75 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. In October 2001, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 60,000 shares of common stock in exchange for cancellation of 600 shares of Series C preferred stock.

During November 2001, the Company issued 259,504 shares of common stock to consultants and employees for services. The transactions were valued at approximately $.22 to $.31 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. A total of 490,000 shares of common stock were sold to Swartz and warrants to purchase 73,500 shares of common stock were issued. Net proceeds to the Company were $103,500.

During December 2001, the Company issued 383,135 shares of common stock to consultants and employees for services. The transactions were valued at approximately $.25 to $.31 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. A total of 491,837 shares of common stock were sold to Swartz and warrants to purchase 73,776 shares of common stock were issued. Net proceeds to the Company were $102,500.

During January 2002, the Company issued 297,500 shares of common stock to consultants for services. The transactions were valued at approximately $.20 to $.30 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. A total of 250,000 shares of common stock were sold to Swartz and warrants to purchase 37,500 shares of common stock were issued. Net proceeds to the Company were $56,250. In addition, the Company issued 1,364,000 shares of common stock in exchange for $150,000 of previously incurred debt.

During February 2002, the Company issued 716,761 shares of common stock to consultants and employees for services. The transaction was valued at approximately $.20 to $.77 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. In February 2002, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 328,667 shares of common stock in exchange for cancellation of 3,287 shares of Series C preferred stock. In addition, a total of 687,500 shares of common stock were sold to Swartz in exchange for $95,375 of net proceed and $37,500 of previously incurred debt and warrants to purchase 103,125 shares of common stock were issued.

During March 2002, the Company issued 363,418 shares of common stock to consultants and employees for services. The transaction was valued at approximately $.15 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.
 In March 2002, certain Series C and D preferred stockholders exercised their preferred stock conversion rights and the Company issued 615,000 shares of common stock in exchange for cancellation of 1,150 shares of Series C preferred stock and 5,000 shares of Series D preferred stock. In addition, the Company issued 3,949,206 shares of common stock in exchange for $391,924 of previously incurred debt.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY

Common Stock (Continued)
------------------------

During April 2002, the Company issued 513,903 shares of common stock to consultants and employees for services. The transaction was valued at approximately $.15 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. In addition, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 60,000 shares of common stock in exchange for cancellation of 600 shares of Series C preferred stock.

During May 2002, the Company issued 831,355 shares of common stock to consultants for services. The transactions were valued at approximately $.15 to $.36 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. A total of 1,182,667 shares of common stock were sold to Swartz and warrants to purchase 177,400 shares of common stock were issued. Net proceeds to the Company were $324,100. In addition, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 200,000 shares of common stock in exchange for cancellation of 2,000 shares of Series C preferred stock.

During June 2002, the Company issued 707,965 shares of common stock to consultants for services. The transactions were valued at approximately $.10 to $.33 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. A total of 1,868,200 shares of common stock were sold to Swartz and warrants to purchase 280,230 shares of common stock were issued. Net proceeds to the Company were $258,364. In addition, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 762,000 shares of common stock in exchange for cancellation of 7,620 shares of Series C preferred stock. The Company issued 600,000 shares of common stock in exchange for $104,320 of previously incurred debt and a total of 1,575,000 shares of common stock were issued to employees and investors in exchange for $773,750, evidenced by promissory notes due June 30, 2005.

During July 2002, the Company issued 1,161,768 shares of common stock to consultants and employees for services. The transaction was valued at approximately $.13 to $.20 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. In July 2002, certain Series C and D preferred stockholders exercised their preferred stock conversion rights and the Company issued 326,000 shares of common stock in exchange for cancellation of 3,060 shares of Series C preferred stock and 200 shares of Series D preferred stock. In addition, a total of 1,100,000 shares of common stock were sold to Swartz and warrants to purchase 165,000 shares of common stock were issued. Net proceeds to the Company were $110,000. The Company also issued a total of 816,670 shares of common stock in exchange for $81,667 net of costs and fees.

During August 2002, the Company issued 2,943,288 shares of common stock to consultants and employees for services. The transaction was valued at approximately $.04 to $.19 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. In August 2002, certain Series II and C preferred stockholders exercised their preferred stock conversion rights and the Company issued 190,500 shares of common stock in exchange for cancellation of 250 shares of Series II preferred stock and 1,880 shares of Series C preferred stock. In addition, the Company issued a total of 2,843,125 shares of common stock in exchange for $252,050 net of costs and fees. The Company canceled 724,950 shares of common stock previously issued to investors in connection with a cancellation of stock subscription notes of $725,000.

During September 2002, the Company issued 64,694 shares of common stock to consultants and employees for services. The transaction was valued at approximately $.12 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. In addition, the Company issued a total of 900,000 shares of common stock in exchange for $90,000 net of costs and fees. The Company also cancelled 158,000 shares of common stock that were valued at a total of $55,300.

Common stock transactions during the year ended September 30, 2003:

For the year ended September 30, 2003, the Company issued a total of 23,255,000 shares of common stock for net proceeds of $993,500.

For the year ended September 30, 2003, the Company issued an aggregate of 22,750,573 shares of common stock to consultants in exchange for a total of $1,482,093 of services and expenses rendered. These shares were valued at a weighted average of $0.06 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2003, the Company issued an aggregate of 5,321,228 shares of common stock to settle notes payable due to related parties and accrued expenses for a total of $423,507. These shares were valued at a weighted average of $0.08 per share.

For the year ended September 30, 2003, the Company issued an aggregate of 1,000,017 shares of common stock to settle interest of $20,220. These shares were valued at a weighted average of $0.02 per share.

For the year ended September 30, 2003, the Company issued an aggregate of 9,871,937 shares of common stock to employees in exchange for a total of $397,175 of services rendered. These shares were valued at a weighted average of $0.04 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2003, the Company issued an aggregate of 2,000,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. The employees rendered services totaling $59,450.The Company incurred expenses of $170,550, of which $68,000 were unearned. The total cost of the Employee Stock Option Plan is $162,000.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY

Common Stock (Continued)
------------------------

For the year ended September 30, 2003, the Company issued an aggregate of 866,200 shares of common stock to retire 696 shares of Series E preferred stock. The Company accrued $31,614 of dividends in arrears through the date of retirement.

For the year ended September 30, 2003, the Company issued an aggregate of 330,868 shares of common stock for the exercise of 399,585 cashless warrants to Swartz Private Equity, LLC.

For the year ended September 30, 2003, certain Series II preferred stockholders exercised their preferred stock conversion rights and the Company issued 2,087 shares of common stock in exchange for cancellation of 214 shares of Series II preferred stock. In addition, certain Series C preferred stockholders exercised their preferred stock conversion rights and the Company issued 760,000 shares of common stock in exchange for cancellation of 7,600 shares of Series C preferred stock.

For the year ended September 30, 2003, the Company cancelled 15,000 shares of common stock reserved in stock subscription.

Treasury Stock
--------------

Treasury stock consists of 1,000 shares of Series C preferred stock and 700 shares of common stock that were returned to the Company upon the expiration of two stock subscription notes receivable during the year ended September 30, 2001.

Stock Options and Warrants
--------------------------

The Company issued options and warrants during the years ended September 30, 2003 and 2002 for consulting services, employee bonuses, fees in connection with obtaining financing, and various other services. The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2003 and 2002, respectively:

September 30, 2003:
                                                                                       Options and Warrants
                          Options and Warrants Outstanding                                  Exercisable
                          --------------------------------                                  -----------
                                            Weighted Average          Weighted                         Weighted
       Range of            Number        Remaining Contractual        Average          Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable    Exercise Price
    ---------------     -----------           ------------        --------------    -----------    --------------
     $ 0.09 ~ 0.59        1,469,906             2.76                 $ 0.15          1,469,906         $  0.15
       0.60 ~ 0.89           87,917             2.61                   0.65             87,917            0.65
       1.00 ~ 5.00          200,000             0.09                   2.50            200,000            2.50
                         -----------                                                -----------
                          1,757,823             2.45                 $ 0.45          1,757,823          $ 0.45
                         ===========                                                ===========

September 30, 2002:
                                                                                       Options and Warrants
                          Options and Warrants Outstanding                                  Exercisable
                          --------------------------------                                  -----------
                                            Weighted Average          Weighted                         Weighted
       Range of            Number        Remaining Contractual        Average          Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable    Exercise Price
    ---------------     -----------           ------------        --------------    -----------    --------------
     $ 0.09 ~ 0.59        1,610,531             4.67                 $ 0.17          1,610,531         $  0.17
       0.60 ~ 0.89           96,877             3.91                   0.67             96,877            0.67
       1.00 ~ 5.00        2,350,000             0.97                   3.20          2,350,000            3.20
             10.00          100,000             0.92                  10.00            100,000           10.00
                         -----------                                                -----------
                          4,157,408             2.47                 $ 2.14          4,157,408         $  2.14
                         ===========                                                ===========

                                                     F-23

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY

Stock Options and Warrants (Continued)
--------------------------------------

Transactions involving options and warrants issuance are summarized as follows:

                                                                Weighted Average
                                                Shares           Exercise Price
                                                ------           --------------
   Balance, September 30, 2001                 2,999,877               2.46
   Granted                                     2,845,531               0.20
   Exercised                                  (1,575,000)              0.50
   Expired/Canceled                             (113,000)              1.68
                                            -------------            -------
   Balance, September 30, 2002                 4,157,408               2.14
   Granted                                             -                  -
   Exercised                                    (399,585)              1.34
   Expired/Canceled                           (2,000,000)              3.55
                                            -------------            -------
   Balance, September 30, 2003                 1,757,823               0.45
                                            =============            =======

The weighted-average fair value of stock options and warrants granted to employees and consultants during the years ended September 30, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                              2003        2002
                                                             -------     -------
    Weighted average grant date fair value per share:        $ 0.26      $ 0.26
    Significant assumptions (weighted-average):
        Risk-free interest rate at grant date                  1.24%       1.95%
        Expected stock price volatility                         157%      97.00%
        Expected dividend payout                                 --          --
        Expected option/warrant life-years (a)                 5.00        5.00
         (a) The expected option/warrant life is based on contractual expiration dates.

         If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(4,079,581) and $(0.05) in 2003 and $(3,999,356) and $(0.14) in 2002, respectively.

NOTE I - DISCONTINUED OPERATIONS

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

Net assets (liabilities) of Applied Microbic Technology, Inc. segment at September 30, 2002 are as follows:

   Assets sold                                                     $      --
   Liabilities assumed                                                 3,745
                                                                   ----------
   Net assets (liabilities) of discontinued operations             $   3,745
                                                                   ==========

         Operating results for the Applied Microbic Technology, Inc. segment for the years ended September 30, 2003 and 2002 were:

                                                2003              2002
                                             --------           --------
         Revenues                            $    --            $    --
         Expenses                                 --             (6,184)
                                             --------           --------
         Net income (loss)                        --            $(6,184)
                                             ========           ========

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE I - DISCONTINUED OPERATIONS

Disposal of Applied Microbic Technology, Inc. (Continued)
---------------------------------------------------------

         Subsequent to the sale of AMTI, the Company will have no continuing involvement in the operations of the business. Neither the Company, nor any of its management, officers, directors or significant shareholders are officers, directors, or in any position to affect financial or operating policies of the AMTI business. The owners of the AMTI business are not officers, directors or significant shareholders of the Company. The 12% interest of the AMTI business retained by the Company will be held as an investment available for sale.

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

Net assets (liabilities) of USM Technologies Holdings segment at September 30, 2002 are as follows:

         Assets sold                                             $ 240
         Liabilities assumed                                        --
                                                                 ------
         Net assets (liabilities) of discontinued operations     $(240)
                                                                 ======

         Operating results for the USM Technology Holdings segment for the years ended September 30, 2003 and 2002, were:

                                                2003              2002
                                             --------           --------
         Revenues                            $    --            $ 1,145
         Expenses                                 --             (5,905
                                             --------           --------
         Net income (loss)                        --            $(4,760)
                                             ========           ========

Subsequent to the sale of USMTH the Company has had no continuing involvement in operations of the business. Neither the Company, nor any of its management, officers, directors or significant shareholders are officers, directors, or in any position to affect financial, or operating policies of the USMTH business. The owners of the USMTH business are not officers, directors or significant shareholders of the Company.

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

Net assets (liabilities) of USM Financial Solutions, Inc. segment at September 30, , 2002 are as follows:

         Assets sold                                             $   --
         Liabilities assumed                                         --
                                                                 -------

         Net assets of discontinued operations                   $   --
                                                                 =======

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE I - DISCONTINUED OPERATIONS

Disposal of USM Financial Solutions, Inc. (Continued)
-----------------------------------------------------

         Operating results for the USM Financial Solutions, Inc. segment for the years ended September 30, 2003 and 2002 were:

                                                2003              2002
                                             --------           --------
         Revenues                            $    --            $   669
         Expenses                                 --             (2,669)
                                             --------           --------
         Net income (loss)                        --            $(2,000)
                                             ========           ========

Subsequent to the sale of USMFS the Company has had no continuing involvement in operations of the business. Neither the Company, nor any of its management, officers, directors or significant shareholders are officers, directors, or in any position to affect financial, or operating policies of the USMFS business. The owners of the USMFS business are not officers, directors or significant shareholders of the Company.

NOTE J - MINORITY INTEREST

The Company's majority-owned subsidiary, USM Capital Group, Inc., issued 240,000 shares of common stock to private investors at $0.50 per share for total proceeds of $120,000. This transaction resulted in a minority interest of $120,000, increasing the minority interest from 22% to 37%, which reflects the original investment by the minority shareholders of USM Capital Group, Inc. As of September 30, 2003 and 2002, the minority shareholders' share of the loss of USM Capital Group, Inc. was $(17,382) and $39,692, respectively. As of September 30, 2003 and 2002, the minority interest was $228,574 and $91,192, respectively.

From October 2002 to December 2002, prior to the Capital Stock Exchange Agreement with Sub Surface Waste Management of Nevada, Sub Surface Waste Management of Delaware, Inc., the Company's majority-owned subsidiary, issued 1,098,000 shares of common stock to the Company's employees for bonus compensation, and 402,000 shares of common stock to consultants for services rendered. These shares were valued at $0.10 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. In the same period, Sub Surface Waste Management of Nevada issued 274,000 shares of common stock to private investors at $0.50 per share for total proceeds of $129,500, net of offering costs, and 360,000 shares of Series A preferred stock (1,800,000 shares of common stock) to consultants for services rendered at $.05 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Subsequent to the Capital Stock Exchange Agreement with Sub Surface Waste Management of Nevada, Sub Surface Waste Management of Delaware, Inc. issued an additional 60,000 shares of common stock to a private investor at $0.50 per share for total proceeds of $30,000.

During the year ended September 30, 2003, the Company issued 38,184,000 shares of voting stock of which 3,634,000 shares represent minority interest. The minority interest decreased 3.42% from 21.46% to 18.04%. As of September 30, 2003 and 2002, the minority shareholders' share of the earnings of Sub Surface Waste Management of Delaware was $212,592 and $(41,941), respectively. As of September 30, 2003 and 2002, the minority interest was $212,319 and $(36,441), respectively.

As of September 30, 2003 and 2002, the minority shareholder's share of the loss of Sol Tech Corporation was $(1,225) and $594, respectively. As of September 30, 2003 and 2002, the minority interest was $$6,819 and $5,594, respectively.

During the year ended September 30, 2003, the Company's majority-owned subsidiary, Bio-Con Microbes, issued 250,000 shares of common stock to private investors at $0.15 per share. This transaction resulted in a minority interest of $37,500 or 20% of Bio-Con Microbes outstanding voting stock. As of September 30, 2003, the minority shareholders' share of the earnings of Bio-Con Microbes was $217. As of September 30, 2003, the minority interest was $37,283.

NOTE K - INVESTMENT IN NONMARKETABLE EQUITY SECURITIES - COST METHOD

Investment in Capitol Group Holdings Corporation
------------------------------------------------

The Company's investment in Capitol Group Holdings Corporation represents a 0.4 % interest in that corporation's outstanding common stock. The Company accounts for its remaining 224,972 shares, after a stock dividend in CGHC's stock declared to the Company's stockholders, by the cost method. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note L).

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE K - INVESTMENT IN NONMARKETABLE EQUITY SECURITIES - COST METHOD

Investment in Capitol Group Holdings Corporation (Continued)
------------------------------------------------------------

The Company's majority-owned subsidiary, USM Capital Group, Inc. ("USMCGI"), also owns approximately 4.7 % interest in CGHC's outstanding common stock. USMCGI was originally issued 3,600,000 shares in exchange for the common stock of Applied Microbic Technology, Inc., of which 440,000 shares were issued in exchange for forgiveness of debt, 610,000 shares were issued to the Company's stockholders and 200,000 shares were sold to private investors for total proceeds of $100,000. USMCGI accounts for its remaining 2,350,000 shares by the cost method. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note L).

The Company's majority-owned subsidiary, Sol Tech Corporation, entered into a consulting agreement with CGHC to provide services in exchange for 100,000 shares of common stock in CGHC (see Note O). The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Sol Tech Corporation's investment in CGHC represents approximately 0.2 % interest in that corporation's outstanding common stock and Sol Tech Corporation accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note L).

Investment in Majestic Safe-T Products, Ltd.
--------------------------------------------

The Company's investment in Majestic Safe-T Products, Ltd. represents approximately 0.9 % interest in that corporation's outstanding common stock. The Company accounts for its remaining interest of 315,851 shares, after a stock distribution in MSPL's stock declared to the Company's stockholders, by the cost method. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note L).

The Company's majority-owned subsidiary, USM Capital Group, Inc., also owns approximately 23% interest in Majestic Safe-T Product, Ltd.'s outstanding common stock. USMCGI was originally issued 9,000,000 shares of MSPL's common stock. Subsequently, USMCGI issued 300,000 shares of MSPL's common stock to the Company's employees for bonus compensation at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. USMCGI also issued 200,000 shares to two principal shareholders of the Company, which increased the Company's investment in MSPL. On November 29, 2002, the Company sold 500,000 shares at $0.10 per share or gross proceeds of $50,000. The Company accounts for its remaining 8,500,000 shares by the cost method. Neither the Company, nor any of its management, officers, directors or significant shareholders are officers, directors, or in any position to affect financial, or operating policies of MSPL's business. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note L).

The Company's majority-owned subsidiary, Sol Tech Corporation, entered into a consulting agreement with Majestic Safe-T Products, Ltd. to provide services in exchange for 750,000 shares of common stock in MSPL (see Note O). The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Sol Tech Corporation subsequently sold 133,333 shares of common stock in MSPL to a private investor for total proceeds of $10,000. Sol Tech Corporation accounts for its remaining 616,667 shares, or approximately 1.8 % , by the cost method. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note L).

Investment in Majestic Company
------------------------------

The Company's majority-owned subsidiary, Sol Tech Corporation, entered into a consulting agreement with Majestic Company to provide services in exchange for 150,000 shares of preferred stock in Majestic Company. The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. As a result, Sol Tech Corporation owns a 1.5 % interest in Majestic Company. Sol Tech Corporation accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note L).

Investment in Universal Broadband Communications, Inc.
------------------------------------------------------

The Company's majority-owned subsidiary, USM Capital Group, Inc., entered into a consulting agreement with Universal Broadband Communications, Inc. ("UBB") to provide services in exchange for 242,000 shares of common stock in UBB. The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. As a result, USMCGI owns approximately 1.8 % interest in UBB.
USMCGI accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note L).

The Company's majority-owned subsidiary, Sol Tech Corporation, entered into a consulting agreement with Universal Broadband Communications, Inc. to provide services in exchange for 110,000 shares of common stock in UBB. The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. Subsequently, Sol Tech Corporation sold 20,000 shares of common stock in UBB to a private investor for total proceeds of $10,000. As a result, Sol Tech Corporation owns approximately 0.7 % interest in UBB. Sol Tech
Corporation accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note L).

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE K - INVESTMENT IN NONMARKETABLE EQUITY SECURITIES - COST METHOD

Investment in Commerce Development Corporation
----------------------------------------------

The Company's investment in Commerce Development Corporation, Ltd. ("CDC") represents approximately 1.6 % interest in that corporation's outstanding common stock. The Company accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note L).

The Company's majority-owned subsidiary, USM Capital Group, Inc., was originally issued 480,000 shares in exchange for the common stock of USM Financial Solutions, Inc. Subsequently, USMCGI entered into a consulting agreement with CDC to provide services in exchange for 200,000 shares of common stock in CDC (see Note O). The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. As a result, USMCGI also owns approximately 3.3%
 interest in CDC's outstanding common stock. USMCGI accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note L).

Investment in QBE Technologies, Inc.
------------------------------------

The Company's investment in QBE Technologies, Inc. ("QBE") represents approximately 0.6% interest in that corporation's outstanding common stock. The Company accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note L).

The Company's majority-owned subsidiary, USM Capital Group, Inc., was originally issued 200,000 shares for services provided in a management consulting contract with QBE. The shares were valued at $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered. USMCGI accounts for this investment by the cost method. The estimated fair value of the investment is $0 as of September 30, 2003 (see Note
L).

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE L - IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards Board No. 144 ("SFAS No.144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews the carrying value of its investments whenever circumstances indicate that the carrying value may not be recoverable. If projected undiscounted future cash flows are lower than the carrying value of its equity interest in affiliates, impairment would be recorded. For the year ended September 30, 2003 and 2002, the Company recorded an impairment of $13,500 and $21,431 on its equity interest in affiliates due to the inactivity of these companies.

NOTE M - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $20,797,637, which expire through 2022. The deferred tax asset related to the carry-forward is approximately $6,870,000.The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will be realized. Significant changes in ownership may limit the Company's future use of its existing net operating losses.


Components of deferred tax assets as of September 30, 2003 are as follows:

                        Non Current:

                        Net operating loss carry-forward   $  6,870,000

                        Valuation allowance                  (6,870,000)
                                                           -------------
                        Net deferred tax asset             $         --
                                                           =============

NOTE N - LOSSES PER COMMON SHARE

         The following table presents the computation of basic and diluted loss per share:

                                                                  2003              2002
                                                              ============      ============
         Net loss available for common shareholders           $(4,079,581)      $(3,999,356)
                                                              ============      ============
         Basic and fully diluted loss per share                     (0.05)            (0.14)
                                                                    ======            ======
         Weighted average common shares outstanding            81,099,423        29,113,372
                                                              ============      ============

NOTE O - RELATED PARTY TRANSACTIONS

Revenues
--------

The Company did not have any sales to related parties for the years ended September 30, 2003 and 2002.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE O - RELATED PARTY TRANSACTIONS

Consulting Agreements with Capital Group Holdings Corporation
-------------------------------------------------------------

On September 3, 2002, Sol Tech Corporation entered into an Independent Client Service Agreement with Capital Group Holdings Corporation ("CGHC"), to provide strategic business consulting for real estate related environmental matters and other technical and business consulting. The agreed consideration was 100,000 shares of CGHC common stock. As of September 30, 2002, Sol Tech Corporation had received the 100,000 shares of CGHC common stock. The transaction was valued at $.001 per share, the par value of the stock received (see Note K).

On October 24, 2002, Sub Surface Waste Management, Inc. ("SSWM"), entered into a Strategic Services Agreement with Capital Group Holdings Corporation. Under the terms of the Agreement, SSWM is to provide environmental engineering sub-contractor services, ASTM Phase 1 site assessments, waste stream analysis and other environmental and engineering services. The agreed upon retainer is $60,000 payable in S-8 stock or in cash at the rate of $10,000 per month for a period of six months. SSWM will begin work on this contract pending the funding of the operations of CGHC. The Company has not reported any revenue under this contract for the year ended September 30, 2003.

Consulting Agreement with Majestic Safe-T-Products
--------------------------------------------------

On September 3, 2002, Sol Tech Corporation ("Sol Tech") entered into an Independent Client Service Agreement with Majestic Safe-T-Products Ltd. ("MSPL"). Sol Tech Corporation agreed to provide strategic business consulting services for MSPL's Diesel Filter and Glovebox products and markets and other technical and business consulting services as agreed upon. Compensation to Sol Tech was 750,000 shares of MSPL's common stock, which was received by Sol Tech on September 30, 2002, for services rendered under the contract. The transaction was valued at $.001 per share, the par value of the stock received (see Note K).

Consulting Agreement with Commerce Development Corporation
----------------------------------------------------------

USM Capital Group, Inc. ("USMCGI"), entered into an Independent Client Service Agreement with Commerce Development Corporation, Ltd. ("CDC"). Under the terms of the agreement, USMCGI was to provide financial strategy for a possible merger and business development consulting to help CDC raise additional private capital. Compensation to USMCGI was 200,000 shares of CDC common stock. The transaction was valued at $.001 per share, the par value of the stock received (see Note K).

Notes Payable to Related Parties
--------------------------------

The Company's officers and entities controlled by the Company's officers have advanced the Company funds during the years ended September 30, 2003 and 2002 for working capital purposes. The net amount of advances due the related parties at September 30, 2003 and 2002 were $337,365 and $101,940, respectively (see Note G).

NOTE P - COMMITMENTS AND CONTINGENCIES

Employment agreements
---------------------

On October 1, 1998, the Company entered into employment agreements with its President and Chief Operating Officer. Both of the new agreements are for five years and provide for minimum salary levels, incentive bonuses, and specified benefits. Additionally, the President and Chief Operating Officer each received options to purchase 1,000,000 shares of common stock at a price of $1.25 per share as part of their employment agreements. These options vest over a five year period. The aggregate commitment for future salaries, excluding bonuses and benefits, from these employment agreements was $600,000 as of September 30, 2002.

Effective December 23, 2002, SSWM entered into an employment agreement with its President and Chief Executive Officer. This employment agreement provides for a term of five years, at an initial annual base salary of $150,000, salary increases of $10,000 per annum for each of the first four years and an increase of $20,000 for the fifth year, and discretionary incentive bonuses.

Effective December 23, 2003, SSWM entered into an employment agreement with its Vice President and Chief Operating Officer. This employment agreement provides for a term of five years, at an initial annual base salary of $145,000, salary increases of $10,000 per annum for each of the first four years and an increase of $20,000 for the fifth year, and discretionary incentive bonuses.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE P - COMMITMENTS AND CONTINGENCIES

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

Pursuant to the terms of the Capital Stock Exchange Agreement, which was completed on December 20,2003, CCC issued 10,744,000 shares of its common stock in exchange for 10,744,000 shares or 100% of the outstanding common stock of SSWM. At the completion of the Agreement, SSWM became a wholly-owned subsidiary of CCC.In connection with the Capital Stock Exchange Agreement, Covingham Capital Corp. amended its articles of incorporation to change its name to Sub Surface Waste Management of Delaware, Inc.

Litigation
----------

On April 2, 2003, a law suit was filed in the Superior court of California, County of San Francisco, case No. CGC03418926, against the Company by Brobeck Phleger & Harrison LLP ("Brobeck") for unpaid legal fees incurred in defending a shareholder derivative law suit which was settled by the Company in fiscal 2002. The Brobeck suit is for principal for $29,445.06 plus interest of approximately $15,100 through September 30 2003. The Company is defending the lawsuit and is in the process of negotiation a settlement with the attorney representing the plaintiff. The Company believes that the final disposition of this matter will not have a material adverse effect on its financial position, results of operations or liquidity.

Letters of credit
-----------------

The Company is obligated under various letters of credit in connection with the issuance of bonds guarantying specific performance under certain remediation contracts. The letters of credit, which aggregate approximately $815,000 are secured by Company assets (see Note B) and third party collateral.

Building Leases
---------------

During the year ended September 30, 1998, the Company began leasing office and warehouse space under an operating lease expiring on August 31, 2003. The Company extended the lease for five more years to October 31, 2008. During the year ended September 30, 2000, the Company began leasing office space for its engineering staff under an operating lease expiring in September 8, 2003. Minimum future rental payments under the surviving lease for the fiscal years 2004 and beyond are as follows:

        ---------------------------------------- -----------------------
                                                   Annual Rent Expense
        ---------------------------------------- -----------------------

        ---------------------------------------- -----------------------
        2004                                                  $ 126,030
        ---------------------------------------- -----------------------
        2005                                                    155,077
        ---------------------------------------- -----------------------
        2006                                                    158,859
        ---------------------------------------- -----------------------
        2007                                                    162,755
        ---------------------------------------- -----------------------
        2008 and beyond                                         195,133
        ---------------------------------------- -----------------------
                 Total minimum rental payments                 $797,854
        ---------------------------------------- -----------------------

Rent expense totaled $270,761 and $267,225, respectively, during the years ended September 30, 2003 and 2002.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE Q - SEGMENT INFORMATION

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2003 and 2002, the Company operated in the following two reportable segments:

USM Capital is the financial services division of U.S. Microbics and provides an array of financial services for private and publicly traded companies.

The services includes:
         o Management services and planning
         o Becoming a publicly reporting company
         o Becoming a publicly trading company
         o Capital financing
         o Aftermarket support
         o Investor Relations
         o Corporate governance
         o Administrative services
         o CEO Training

USM Solutions, including Sub-Surface Waste Management of Delaware, Inc., engages in developing, manufacturing and selling engineered remediation solutions for clean up of toxic waste releases to soil and/or groundwater and the bio-recycling of spent activated carbon filtration media.

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

The following table summarizes segment asset and operating balances by reportable segment.

                                                       2003             2002
                                                   ------------     ------------
Net Sales to External Customers:
 Consulting and Financial Services                 $   135,853      $   119,647
 Engineering Services                                  432,754          288,317
                                                   ------------     ------------
     Total Sales to External Customers             $   568,607      $   407,964
                                                   ============     ============
Depreciation and Amortization:
 Consulting and Financial Services                 $        --      $        --
 Engineering Services                                    2,661            4,147
 Corporate                                              46,803           48,173
                                                   ------------     ------------
     Total Depreciation and Amortization           $    49,464      $    52,320
                                                   ============     ============
General and Administrative Expense:
 Consulting and Financial Services                 $    88,543      $    19,381
 Engineering Services                                1,155,785          880,730
 Corporate                                           3,151,282        3,194,803
                                                   ------------     ------------
     Total General and Administrative Expense      $ 4,395,610      $ 4,094,914
                                                   ============     ============
Capital Expenditures:
 Consulting and Financial Services
 Engineering Services                              $    10,947      $        --
 Corporate                                              11,645            3,285
                                                   ------------     ------------
     Total Capital Expenditures                    $    22,592      $     3,285
                                                   ============     ============
Operating Income (Losses):
 Consulting and Financial Services                 $    47,260      $   100,266
 Engineering Services                               (1,104,700)        (815,281)
 Corporate                                          (3,131,211)      (3,253,907)
                                                   ------------     ------------
     Total Segment Operating Losses                $(4,188,651)     $(3,968,922)
                                                   ============     ============
Segment Assets:
 Consulting and Financial Services                 $       351      $     3,570
 Engineering Services                                  546,564          415,441
 Corporate                                              95,466          186,353
                                                   ------------     ------------
  Total Segment Assets                             $   642,381      $   605,364
                                                   ============     ============

NOTE R - GOING CONCERN

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended September 30, 2003, the Company incurred losses from operations of $4,079,581 and has a working capital deficit of $1,323,884. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors(see Note G). There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

                                    PART III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

On January 17, 2003, upon recommendation of its Board of Directors, the Company dismissed its certifying accountant, Singer Lewak . Singer Lewak did not issue a report on the Company's financial statements for the two years ended September 30, 2002 and 2001. The decision to change its certifying accountant was approved by the Company's Board of Directors. From March 20, 2002, the date the Company engaged Singer Lewak as its certifying accountant, through January 17, 2003 the Company has not had any disagreements with Singer Lewak on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Russell Bedford Stefanou Mirchandani LLP (" Russell Bedford Stefanou Mirchandani") as its certifying accountant as of January 20, 2003 for the Company's year ending September 30, 2002. The Company had not consulted Russell Bedford Stefanou Mirchandani previously.

ITEM 8A.          CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President and CFO believe:

                  (i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

                  (ii) that our disclosure controls and procedures are effective.

         (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company and their ages at December 27, 2001 are as follows:

             NAME                     AGE     POSITION
             ----                     ---     --------
             Robert C. Brehm           55     President, Chief Executive Officer and Chairman of the Board
             Mery C. Robinson          51     Chief Operating Officer, Secretary and Director
             Roger K. Knight           82     Vice President, Director
             Conrad Nagel              62     Chief Financial Officer
             Bruce Beattie             49     Director, President, Sub Surface Waste Management, Inc.
             Behzad Mirzayi            47     Director, Vice President and Chief Engineer of Sub Surface
                                              Waste Management, Inc.
             Robert Key                58     Director
             Mark A. Holmstedt         45     Director

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

         CONRAD NAGEL has served as the Company's Chief Financial Officer since July 1998. Mr. Nagel was previously hired as the Chief Financial Officer of Global Venture Funding, Inc. in April 1997, and served the Company as a consultant from September 15, 1997 through June 1998. Mr. Nagel has an MS degree in Accounting, Kansas University (1964), a BS degree in Business, University of Kansas (1963) and a CPA since 1966. Mr. Nagel has been associated with SEC work, auditing, and finance operations for the past 30 years including Audit Manager for Touche Ross (now Deloitte - Touche), Vice President of Finance - Decision Incorporated, Internal Audit Manager for Kaiser Aetna, hief Financial OfficerCFO for Calusa Financial Medical, Inc., Vice President of Finance for Medical Capital Corporation and over fifteen years CPA practice specializing in taxation and SEC work.

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

         BEHZAD MIRZAYI has over 18 years experience in diversified areas of engineering, construction, and management. He has extensive experience managing office and field staffs and professionals involved in multi-discipline design and construction projects and management of profit and loss centers. He has a diverse background in all types of management, civil, environmental, geotechnical and structural engineering, construction management, technical supervision analysis and design, and construction oversight, cost and time management, risk evaluation, cost estimation and client and regulatory interface for mining, industrial, oil and gas facilities. Mr. Mirzayi has served as Executive Vice President and Chief Engineer for Sub Surface Waste Management Inc., since September of 2000.

         ROBERT H. KEY is Chairman and Chief Executive Officer of Arivest Corporation, a real estate investment and development firm, located in Phoenix, Arizona. Arivest Corporation is the parent corporation of Corporate Realty Advisors, Inc., a commercial real estate brokerage firm. Mr. Key joined Arivest Corporation as Ppresident upon its formation in April, 1979. He holds a Bachelor of Science degree from Arizona State University, Tempe, Arizona, (1972) with a major in Business Administration. Mr. Key has been a general partner, real estate broker, consultant or developer of a large number of commercial real estate projects. Directors are elected for a period of one year. Robert H. Key began serving as a director on July 18, 1999.

         MARK A. HOLMSTEDT has 23 years of public finance experience covering a variety of specialty areas. Mr. Holmstedt began his investment banking tenure with Blyth Eastman Dillon & Co. (now Paine Webber) and was the director in charge of Bear Stearns Public Finance department in Los Angeles prior to becoming a principal of Westhoff, Cone & Holmstedt. He has a particular expertise in project financings and land secured transactions which involve the sale of securities through the use of an assessment district, redevelopment agency, community facilities district or combination thereof. Mr. Holmstedt graduates with honors in Business Management and Finance from the University of California, Davis. Mr. Holmstedt has been a Director since April, 2002.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company's officers, directors and greater than ten percent (10%) shareholders complied with all applicable Section 16(a) filing requirements.

EMPLOYMENTS AGREEMENTS

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

CAPITAL STOCK EXCHANGE AGREEMENT

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

         In connection with the Exchange Agreement, Covingham Capital Corp., amended its articles of incorporation to change its name to Sub Surface Waste Management of Delaware, Inc. In January, 2003, Sub Surface Waste Management of Delaware, Inc., filed an application with the National Association of Securities Dealers (NASD) for its stock to become publicly traded on the over-the-counter bulletin board. On August 19, 2003, the NASD approved the application and shortly thereafter Sub Surface Waste Management of Delaware commenced trading on the Over the Counter Bulletin Board under the symbol, "SSWM."

OTHER FINANCIAL TRANSACTIONS

Spin-off distribution of Capital Group Holdings Corporation
-----------------------------------------------------------

         On October 3, 2002 Capital Group Holdings Corp, (CGHC) filed a registration statement with the Securities and Exchange Commission to register the common shares of CGHC to be distributed to BUGS shareholders.

         In the registration statement, 2,175,028 shares of CGHC will be spun off to BUGS shareholders. The list of spin-off shareholders shown in the registration statement only includes shareholders whose stock is held in certificate form. BUGS shareholders with stock in a brokerage account were not shown. On June 16, 2003, the CGHC was merged into Global Links Corp (OTCBB:
GLBB) and took over operational control of GBLL. The stock held for spin-off shareholders in CGHC was exchanged for stock in GBLL and is planned for distribution upon registration.

Spin-off distribution of Majestic Safe-T-Products, Ltd. (MSPL)
--------------------------------------------------------------

         On November 12, 2002 Majestic Safe-T-Products, Ltd. (MSPL) has filed a registration statement with the Securities and Exchange Commission to register the common shares of MSPL to be distributed to BUGS shareholders. In the registration statement, 5,884,149 shares of MSPL will be spun off to BUGS shareholders. The list of spin-off shareholders shown in the registration statement only includes shareholders whose stock is held in certificate form. BUGS shareholders with stock in a brokerage account are not shown; however MSPL shares will be distributed to their account if they were a BUGS shareholder as of August 30, 2002. Distribution of the shares will take place following the effective date of the registration. BUGS shareholders of record will receive 1 share of MSPL for each 8 common shares of BUGS held. No fractional shares will be issued.

Spin-off distribution of Commerce Development Corporation
---------------------------------------------------------

         On October 18, 2002, U.S. Microbics, Inc. announced that Commerce Development Corporation (CDC) will distribute spin-off stock to U.S. Microbics' common stock shareholders of record as of October 28, 2002. The stock distribution will consist of common shares of Commerce Development Corporation
(CDC) issued at the rate of one common share of CDC for every 125common shares of U.S. Microbics owned by a shareholder as of the record date.

         All common shareholders of record date will receive 1 share of CDC for every 125 common shares of U.S. Microbics owned. Fractional dividend shares will not be issued and shareholders must own at least 125 common shares per certificate to be eligible for a dividend. Distribution of approximately 400,000 shares of CDC, will take place after the CDC S.E.C registration effective date.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

In September of 2003, we reviewed the holdings of our officers and directors to determine if any purchase, sales or transfers were made throughout the year that may not have been disclosed properly on a Form 4. Any such sales were subsequently properly disclosed on Form 5.

ITEM 10.          EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION

         The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the Named Executive Officers (as defined below) for the fiscal years ended September 30, 2003, 2002 and 2001. The named executive officers (the "Named Executive Officers") are the Company's Chief Executive Officer, regardless of compensation level, and the other executive officers of the Company who each received in excess of $100,000 in total annual salary and bonus for fiscal year 2002. Compensation is shown in the following table:

                                                   SUMMARY COMPENSATION TABLE

                                                     LONG-TERM COMPENSATION
                                                     ----------------------

                                                    ANNUAL COMPENSATION                                        AWARDS
                             -----------------------------------------------------------------   -------------------------------
                                                                               SECURITIES
NAME AND PRINCIPAL                                        RESTRICTED STOCK     UNDERLYING         OTHER ANNUAL       ALL OTHER
POSITION                     FISCAL YEAR      SALARY ($)     AWARDS ($)       OPTIONS/SARS (#)    COMPENSATION     COMPENSATION
-------------------------    -----------      ----------     ----------       ----------------    ------------     ------------
Robert C. Brehm(1)              2003           318,000                              --                 --                --
     President                  2002           298,389
                                2001           288,500

Mery C. Robinson(2)             2003           318,000                              --                 --                --
     Chief Operating            2002           306,198                              --                 --                --
     Officer                    2001           265,500                              --                 --                --

Conrad Nagel(35)                2003           143,000                              --                 --                --
     Chief Financial            2002           130,491                              --                 --                --
     Officer                    2001                --                              --                 --                --

Bruce Beattie(46)               2003           143,643
     President of Sub           2002           130,300
     Surface Waste
     Management, Inc.

Behzad, Mirzayi(57)             2003           143,300
     Vice President,            2002           130,000
     and COO of Sub
     Surface Waste
     Management, Inc

_______________________

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

(4) During fiscal year 1998, Ms. Robinson received the following shares as bonus compensation: 7,000 shares of Series D Preferred Stock valued at $10.00 per share in November 1997, and 500 shares of Series D Preferred Stock valued at $20.00 per share in May 1998. In addition, on October 19, 1998, the Board of Directors authorized the issuance of an additional 5,000 shares of Series D Preferred Stock to Ms. Robinson as compensation, but such shares have not been issued as of the date of this Report and are not reflected in the above table.
(5)      (3) Mr. Nagel's employment with the Company commenced in August 1998.

(6) Mr. Beattie's employment with Sub Surface Waste Management, Inc. commenced in August 2000.

(7) Mr. Mirzayi's employment with Sub Surface Waste Management, Inc. commenced September, 2002

STOCK OPTION GRANTS

         There were no grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2003.

                      OPTION EXERCISES IN FISCAL YEAR 2003

         Set forth below is information with respect to exercises of stock options by the Named Executive Officers during fiscal year 32002 and the fiscal year-end value of all unexercised stock options held by such persons.

                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                                                   NUMBER OF UNEXERCISED                  VALUE OF UNEXERCISED,
                                                                   OPTIONS HELD AT FISCAL                IN-THE-MONEY OPTIONS AT
                                                                     YEAR-END 09/30/03                   FISCAL YEAR-END ($)(2)
                                                               -------------------------------      --------------------------------
                             SHARES
                          ACQUIRED ON          VALUE
         NAME             EXERCISE (#)   REALIZED ($) (1)      EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----------------------    ------------   ----------------      -----------       -------------       -----------       -------------
Robert C. Brehm                -                 -               637,917               -                  -                  -
Mery C. Robinson               -                 -               550,000               -                  -                  -
Conrad Nagel                   -                 -                  -                  -                  -                  -
Bruce Beattie                  -                 -                50,000               -                  -                  -
Behzad Mirzayi                 -                                  50,000

_______________________

(1) Based on the closing price of $0.08 for the shares of Common Stock of the Company traded on the OTC Bulletin Board as of September 30, 2003.

THE VALUE OF THE UNEXERCISED OPTIONS IS DETERMINED BY CALCULATING THE DIFFERENCE BETWEEN THE FAIR MARKET VALUE OF THE SECURITIES UNDERLYING THE OPTIONS AT FISCAL YEAR END AND THE EXERCISE PRICE OF THE STOCK OPTIONS.EMPLOYMENT AND CONSULTING AGREEMENTS

         Effective October 1, 1998, the Company entered into an employment agreement with Robert C. Brehm, the Company's President and Chief Executive Officer. Mr. Brehm's employment agreement provides for a term of five years, an initial annual base salary of $180,000, salary increases of $30,000 per annum and discretionary incentive bonuses. Pursuant to the employment agreement, the Company granted to Mr. Brehm stock options covering 1,000,000 shares of Common Stock exercisable at $1.25 per share. These stock options will vest in ten equal installments of 100,000 shares commencing on April 1, 1999 and on the first day of each six-month period thereafter. In the event that the ownership or control of the Company is changed with respect to over 30% of the issued and outstanding shares of Common Stock, Mr. Brehm will have the right to exercise 100% of his unvested stock options. All unvested stock options are subject to cancellation by the Company in the event that Mr. Brehm's employment with the Company is terminated at any time prior to the term of the employment agreement. The employment agreement expired on October 1, 2003.

         Effective October 1, 1998, the Company entered into an employment agreement with Mery C. Robinson, the Company's Chief Operating Officer. Ms. Robinson's employment agreement provides for a term of five years, an initial annual base salary of $180,000, salary increases of $30,000 per annum and discretionary incentive bonuses. Pursuant to the employment agreement, the Company granted to Ms. Robinson stock options covering 1,000,000 shares of Common Stock exercisable at $1.25 per share. These stock options will vest in ten equal installments of 100,000 shares commencing on April 1, 1999 and on the first day of each six-month period thereafter. In the event that the ownership or control of the Company is changed with respect to over 30% of the issued and outstanding shares of Common Stock, Ms. Robinson will have the right to exercise 100% of her unvested stock options. All unvested stock options are subject to cancellation by the Company in the event that Ms. Robinson's employment with the Company is terminated at any time prior to the term of the employment agreement. The employment agreement expired on October 1, 2003.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of January 6, 2004, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 6451 El Camino Real, Suite C , Carlsbad, California 92009.

      NAME AND ADDRESS OF BENEFICIAL OWNER                      AMOUNT(1)                     PERCENT
-------------------------------------------------   --------------------------------  -----------------------
Robert C. Brehm                                                7,925,488 (2)                    6.61%
President, Chief Executive Officer and
Chairman of the Board

Mery C. Robinson                                               6,680,172 (3)                    5.63%
Chief Operating Officer, Secretary and Director

Roger K. Knight                                                  702,575 (4)                     .58%
Director

Conrad Nagel                                                     521,100 (5)                     .43%
Chief Financial Officer

Robert Key                                                        81,230 (6)                     .07%
Director

Mark A. Holmstedt                                              1,170,575 (7)                    0.97%
Director

Bruce Beattie                                                    300,000 (8)                     .25%
President, SSWM
Management

Bezhad Mirzay                                                    302,180 (9)                     .25%
Chief Executive Officer, SSWM

All Officers and Directors
As a group (89 persons)                                       17,682,745 (10)                  14.52%





      NAME AND ADDRESS OF BENEFICIAL OWNER                      AMOUNT(1)                     PERCENT
-------------------------------------------------   --------------------------------  -----------------------

Other 5% Shareholders of any class of Stock:

Scott Sabins                                                   3,067,625 (11)                   2.55%
514 Avenida La Costa
San Clemente, CA 92672

John Feighner                                                    900,000 (12)                    .75%
P.O. Box 1875
Rancho Santa Fe, CA 92067

Michael Knowles                                                  200,000 (13)                    .17%
P.O. Box 2053
Rancho Santa Fe, CA 92067

Thomas Westhoff                                                1,050,000 (14)                    .87%
1043 Wickhas Drive
Moraga, CA 94556

Norman R. Posez                                                6,000,000 (15)                   5.00%
2900 Telestar Court #300
Falls Church, VA 22042

Darwin Ting                                                    6,420,000 (16)                   5.34%
2142 Liane Lane
Santa Ana, CA  92705

____________________

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of January 6, 2004 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

(2) Includes: (i) 659,290 shares of Common Stock owned by Robert C. Brehm Consulting, Inc., of which Robert C. Brehm is the President; and (ii) 550,000 shares of Common Stock issuable under stock options and warrants exercisable within 60 days of January 6, 2004.

(3) Includes 250,000 shares issuable of Common Stock under stock options exercisable within 60 days of January 6, 2004.

(4) Includes: (i) 665 shares of Series B Preferred Stock convertible into 3,325 shares of Common Stock; (ii) 1,250 shares of Common Stock owned by First Venture Group Inc., an affiliated company of Roger K. Knight; and
      (iii) 100,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 6, 2004.

(5)   Includes 600 shares in the name of spouse, Kathrina B. Nagel.

(6) Includes (i) 565 shares of Series C Preferred Stock owned by Common Media Services Inc., an affiliate of Robert Key, convertible into 56,500 shares of Common Stock (ii) 24,730 shares of Common Stock owned by Common Media Services, Inc., an affiliate of Robert Key.

(7)   Consists of 1,170,000 shares of Common Stock.

(8) Includes of 50,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 6, 2004.

(9) Includes of 50,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 6, 2004.

(10) Includes 1,347,742 shares issuable under stock options, warrants or convertible securities held by directors and executive officers exercisable or convertible within 60 days of January 6, 2004.

(11) Includes 1,665 shares of Series C Preferred Stock convertible into 166,500 shares of Common Stock.

(12) Includes of 4,000 shares of Series C Preferred Stock convertible into 400,000 shares of Common Stock. All shares are held in the name of the Feighner Family Trust.

(13) Consists of 20,000 shares of Series C Preferred Stock convertible into 200,000 Common of Common Stock.

(14) Includes of 10,000 shares of Series D Preferred Stock convertible into 1,000,000 shares of Common Stock. The shares are held as collateral for a letter of credit issued by shareholder on behalf of SSWM.

(15)  Consists of 6,000,000 shares of Common Stock.

(16) Consists of 6,420,000 shares of Common Stock. All shares are held by the Darwin C & Kuei Mei Hsien Ting, TRS FBO Ting Family Trust, UA March 4, 1992

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         (b)      Current Report on Form 8-K on January 21, 2003

         (c)      Exhibits.

NUMBER                    DESCRIPTION
------                    -----------

3.1          --    Articles of Incorporation, as amended

3.2          --    Bylaws, as amended

4            --    Reference is made to Exhibits 3.1 and 3.2

10.1(1)      --    Lease Agreement, dated as of July 14, 1998, by and among
                   the Company and each of Ridgecrest Properties, R and B
                   Properties and Hindry West Development

10.2(1)(2)   --    Employment Agreement, effective as of October 1, 1998,
                   between Robert C. Brehm and the Registrant

10.3(1)(2)   --    Employment Agreement, effective as of October 1, 1998,
                   between Mery C. Robinson and the Registrant

10.4(1)      --    Stock for Stock Acquisition Agreement, effective as of
                   August 31, 1997, among XyclonyX, Mery C. Robinson and the
                   Registrant

NUMBER                    DESCRIPTION
------                    -----------

10.5(1)      --    Technology License Agreement, effective as of March 1,
                   1998, between XyclonyX and West Coast Fermentation Center

10.6(1)      --    Technology License Agreement, effective as of March 1,
                   1998, between XyclonyX and Sub-Surface Waste Management, Inc.

10.7(1)      --    Technology License Agreement, effective as of August 21,
                   1997, among XyclonyX and Mery C. Robinson, Dominic J.
                   Colasito and Alvin J. Smith

10.8(1)      --    Technology License Agreement, effective as of March 1,
                   1998, between XyclonyX and Bio-Con Microbes, Inc.

10.9(1)      --    Technology License Agreement, effective as of March 1,
                   1998, between XyclonyX and Sol-Tech Corporation

10.10(3)     --    Product Line License Agreement effective May 24, 1999,
                   between Sub-Surface Waste Management, Inc. and Builders
                   Referral, Inc.

21(1)        --    Subsidiaries of the Registrant

23.1         *    Consent of Certified Public Accountants

99.1         *     Certification of Chief Executive and President Pursuant to
                   18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Rule 13a-14(a) and 15d-14(a).

99.2         *     Certification of Chief Financial Officer and Principal
                   Accounting Officer Pursuant to 18 U.S.C. Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002

* Filed Herewith
----------------
_______________________

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

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2003 and September 30, 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered.

                                     September 30, 2003     September 30, 2002
                                     ------------------     ------------------

(i)       Audit Fees                      $25,000                 $14,000
(ii)      Audit Related Fees               18,000                  15,000
(iii)     Tax Fees                         10,000                   6,000
(iv)      All Other Fees                       --                      --
                                          --------                --------
                       Total fees         $53,000                 $35,000
                                          ========                ========

         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Sub Surface Waste Management of Delaware, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

         AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Sub Surface Waste Management of Delaware, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning..

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  U.S. MICROBICS, INC.

Date: January 28, 2004                      By:  /s/ Robert C. Brehm
                                               ---------------------------------
                                                 Robert C. Brehm, President and
                                                 Chief Executive Officer

Dated: January 28, 2004                     By:  /s/ Conrad Nagel
                                               ---------------------------------
                                                 Conrad Nagel
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated.

          Name                                    Position                              Date
---------------------------         ------------------------------------           ----------------
/s/ Robert C. Brehm                 Chief Executive Officer and Director           January 28, 2004
---------------------------
Robert B. Brehm

/s/ Conrad Nagel                    Chief Financial Officer and Director           January 28, 2004
---------------------------
Conrad Nagel

/s/ Mery C. Robinson                Chief Operating Officer, Secretary             January 28, 2004
---------------------------         and Director
Mery C. Robinson

/s/ Roger Knight                    Director                                       January 28, 2004
---------------------------
Roger Knight

/s/ Robert Key                      Director                                       January 28, 2004
---------------------------
Robert Key

/s/ Mark Holmstedt                  Director                                       January 28, 2004
---------------------------
Mark Holmstedt

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
                       PURSUANT TO RULES 13A-14 AND 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

I, Robert C. Brehm , President and Chief Executive Officer of U.S. Microbics, Inc. (the "Company"), certify that:

         I have reviewed this Annual Report on Form 10-KSB of the Company.

         Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

         Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods, presented in the report.

         The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the periodic report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

         (c) disclosed in this Annual Report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

         The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

         (i) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

         (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated:  January 28, 2004

/s/ Robert C. Brehm
-------------------------------------
Robert C. Brehm
President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
                       PURSUANT TO RULES 13A-14 AND 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

I, Conrad Nagel, Principal Accounting Officer of U. S. Microbics, Inc. (the "Company"), certify that:

         I have reviewed this Annual Report on Form 10-KSB of the Company.

         Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

         Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods, presented in the report.

         The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the periodic report is being prepared;

         (b) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

         (c) disclosed in this Annual Report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

         The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

         (i) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

         (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated:  January 28, 2004

/s/ Conrad Nagel
----------------------------
Conrad Nagel
Principal Accounting Officer