Form 10QSB
period 2003-12-31
US MICROBICS INC
filed 2004-02-25
CIK 774454

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

      For the quarter ended December 31, 2003

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    -------------
      Commission File No.:  0-14213

                              U.S. MICROBICS, INC.
                 (Name of small business issuer in its charter)

                   Colorado                             84-0990371
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

          Common Stock, $0.0001 par value per share 120,235,521 shares outstanding as of January 31, 2004
                   Documents Incorporated by Reference: None.
Transitional Small Business Disclosure Format (check one):  Yes | | ; No |X|

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                U.S. MICROBICS INC., AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                         AS OF           AS OF
                                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                                          2003            2003
ASSETS                                                                                (Unaudited)      (Audited)
                                                                                     -------------   -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                       $     18,427    $     25,421
     Restricted cash                                                                      310,057         258,468
     Accounts receivable                                                                   50,314          62,789
     Cost and Estimated Profit in Excess of Billing                                       192,452         161,917
     Prepaid expenses and other assets                                                     21,364          21,272
                                                                                     -------------   -------------
          Total current assets                                                            592,614         529,867
PLANT, PROPERTY AND EQUIPMENT:
     Office Furniture and Equipment                                                       120,007         120,007
     Leasehold Improvement                                                                 14,376          14,376
     Production Equipment                                                                 158,434         158,434
                                                                                     -------------   -------------
                                                                                          292,817         292,817
     Less:  Accumulated Depreciation                                                     (218,099)       (208,705)
                                                                                     -------------   -------------
                                                                                           74,718          84,112
OTHER ASSETS:                                                                              23,594          28,402
                                                                                     -------------   -------------
TOTAL ASSETS                                                                         $    690,926    $    642,381
                                                                                     =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                           $  1,721,012    $  1,536,676
     Notes payable, related parties, current portion                                      482,680         317,075
                                                                                     -------------   -------------
          Total current liabilities                                                     2,203,692       1,853,751
NOTES PAYABLE TO RELATED PARTIES, LONG-TERM PORTION                                        20,290          20,290

COMMITMENTS AND CONTINGENCIES                                                                  --              --

MINORITY INTEREST                                                                         765,077         484,995

DEFICIENCY IN STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
          Series II; 500,000 shares authorized; 6,244 shares issued and outstanding as of December 31, 2003 and September 30, 2003;
            aggregate liquidation preference of $6,244                                        625             625
          Series B; 500,000 shares authorized; 5,522 shares issued and outstanding
            As of December 31, 2003 and September 30, 2003; aggregate liquidation
            preference of $5,522                                                              552             552
          Series C; 50,000 shares authorized; 15,921 shares issued and outstanding As of December 31, 2003 and September 30,
            2003; aggregate liquidation preference of $1,592,000                            1,592           1,592
          Series D; 50,000 shares authorized; 43,300 and 10,300 shares issued and
             Outstanding as of December 31, 2003 and September 30, 2003,
             respectively; no liquidation preference                                        4,330           1,030
                                                                                     -------------   -------------
                                                                                            7,099           3,799
     Common stock; $.0001 par value; 500,000,000 shares authorized;
          120,235,521 and 113,722,021 shares issued and outstanding as of
          December 31, 2003 and September 30, 2003                                         12,024          11,372
     Additional paid-in capital                                                        23,988,943      23,272,297
     Dividend Payable                                                                     (35,588)        (35,588)
     Discount on Preferred Stock                                                              (--)         (3,958)
     Treasury Stock                                                                      (117,400)       (117,400)
     Stock Subscriptions                                                               (3,815,000)     (3,815,000)
     Deferred Employee Stock Option Plan                                                      (--)        (68,000)
     Deferred Financing Costs                                                            (572,540)       (166,540)
     Accumulated Deficit                                                              (21,765,671)    (20,797,637)
                                                                                     -------------   -------------
          Total stockholders' Deficit                                                  (2,298,133)     (1,716,655)
                                                                                     -------------   -------------
          Total Liabilities and Deficiency in Stockholders' Equity                   $    690,926    $    642,381
                                                                                     =============   =============

      The notes to consolidated condensed financial statements are an integral part of these statements.


                                                 2

                      U.S. MICROBICS INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                          FOR THE THREE
                                                    MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                      2003             2002
                                                 --------------   --------------
Revenues                                         $      90,092    $     183,098
Cost of revenues                                        74,464           95,282
                                                 --------------   --------------
Gross income (loss)                                     15,628           87,816
Selling, general and administrative expenses         1,028,837        1,389,086
                                                 --------------   --------------
Loss from operations                                (1,013,209)      (1,301,270)
Other income (expense):
Interest expense (net)                                 (34,795)          (7,749)
Realized Gain (loss) on Sale of Securities                  --          100,000
                                                 --------------   --------------
                                                       (34,795)          92,251
Net Loss Before Income Taxes                        (1,048,004)      (1,209,019)
Provision for income taxes                                  --               --
Minority Interest                                       79,968           21,518

Net loss                                         $    (968,034)   $  (1,187,501)
                                                 ==============   ==============
Net loss per common share (basic and diluted)    $       (0.01)   $       (0.02)

Weighted average common shares outstanding         114,934,254       52,287,910



    The notes to consolidated condensed financial statements are an integral part of these statements.

                           U.S. MICROBICS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                               FOR THE THREE
                                                                         MONTHS ENDED DECEMBER 31,
                                                                        ---------------------------
                                                                            2003           2002
                                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $  (968,034)    (1,187,501)
   Adjustment to reconcile net loss to cash used in
        operating activities:
   Depreciation                                                               9,394         12,667
   Gain on sales of investment                                                   --       (100,000)
   Minority interest                                                        (79,968)       (21,518)
   Beneficial conversion feature                                                 --         20,375
   Miscellaneous adjustment                                                      --        (40,000)
   Common stock issued in exchange for services                             217,077      1,099,835
   Common stock issued in exchange for compensation                          28,800             --
   Common stock issued for employee stock option plans                      160,000             --
   Convertible preferred stock issued for cost and letter of credit         314,720             --
   Stock, stock options, and warrants in exchange for services by
     subsidiaries                                                           162,550             --
   Employee stock option plan - unearned charged                             68,000             --
   Deferred financing cost on issuance of convertible preferred stock      (406,000)            --
   Discount of preferred stock charged to operations                          3,958             --
   Decrease (increase) in:
          Accounts receivable                                                12,475        (56,470)
          Cost and estimated profit in excess of billing                    (30,535)            --
          Prepaid expense, deposits and other                                   (92)        22,423
          Other assets                                                        4,808             --
   Increase (decrease) in:
          Accounts payable and accrued expenses                             184,337       (153,518)
          Dividend payable                                                       --         (3,945)
                                                                        ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                      (318,510)      (407,652)
                                                                        ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            --         (3,446)
   Proceeds from sales of investments                                            --        100,000
                                                                        ------------   ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                        --         96,554
                                                                        ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock in private placements                                --         73,000
   Issuance of subsidiaries' common stock in private placements             197,500        229,500
   Payments for restricted cash                                             (51,589)            --
   Proceeds from issuance of notes payable  to related parties              165,605         15,000
   Repayment of capital lease obligation                                         --             --
                                                                        ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   311,516        317,500
                                                                        ------------   ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (6,994)         6,402
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             25,421         44,520
                                                                        ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    18,427    $    50,922
                                                                        ============   ============

         The notes to consolidated condensed financial statements are an integral part of these statements.

                                             4

                           U.S. MICROBICS INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)
                                        (CONTINUED)

                                                                     FOR THE THREE
                                                               MONTHS ENDED DECEMBER 31,
                                                                  2002          2001
      Supplemental disclosures of non-cash
         Investing and financing activities:

         Common stock issued in exchange for services          $ 217,077    $1,099,835
         Common stock issued in exchange for compensation      $  28,800    $       --
         Common stock issued for employee stock option plans   $ 160,000    $       --
         Convertible preferred stock issued for
           cost and letter of credit                           $ 314,720    $       --
         Stock, stock options, and warrants in exchange for
           services by subsidiaries                            $ 162,550    $       --
         Employee stock option plan - unearned charged to      $  68,000    $       --
           operations
         Deferred financing cost on issuance of convertible    $(406,000)   $       --
           preferred stock
         Discount of preferred stock charged to operations     $   3,958    $       --

      Cash paid for:
          Interest                                             $      --    $       --
          Income taxes                                         $      --    $       --


         The notes to consolidated condensed financial statements are an integral part of these statements.

                                             5

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


GENERAL

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the three-month period ended December 31 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the September 30, 2003 audited consolidated financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10-KSB.


BUSINESS AND BASIS OF PRESENTATION

U.S. Microbics, Inc. was organized on December 7, 1984 under the laws of the State of Colorado and is engaged in the development, application and licensing of patented toxic and hazardous waste treatment and recovery processes as well as the licensing and application of microbially enhanced oil recovery technologies and products.

The Company has seven subsidiaries: West Coast Fermentation Center, Sub Surface Waste Management of Delaware, Inc. ("SSWM"), Sol Tech Corporation (also known as Wasteline Performance Corporation), Bio-Con Microbes, USM Capital Group, Inc., USM Technologies, Inc., USM Resources Development and USM Financial Solutions, Inc.. West Coast Fermentation Center's primary business is to manufacture microbial cultures that are to be sold to other subsidiaries of the Company. Sub Surface Waste Management's business is to use the microbial technology to provide engineered solutions for soil and groundwater cleanup. Sol Tech Corporation and Bio-Con Microbes are companies formed to service the wastewater treatment and agriculture markets, respectively.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Reclassification

Certain reclassifications have been made in prior periods' data to conform to classifications used in the current presentation. These reclassifications had no effect on reported losses.


Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.


Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended December 31, 2003. The Company has no awards of stock-based employee compensation outstanding at December 31, 2003 and 2002.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.


NOTE B - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $.10 per share. The Company has reserved 100,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of December 31, 2003, there were 6,244 shares of Series II preferred stock, 5,522 shares of Series B preferred stock, 15,921 shares of Series C preferred stock, 43,300 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 6,926,602 shares of common stock.

Preferred stock transactions during the three months ended December 31, 2003:

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)


During November 2003, the Company issued 3,000 shares of series D Convertible Preferred Stock to a stockholder of the Company as compensation for providing letter of credit. The transaction was valued at approximately $3.24 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During December 2003, the Company issues 30,000 shares of series D Convertible Preferred Stock to a stockholder of the Company in exchange for the shareholder providing a $305,000 letter of credit collateralizing the performance of a contractual obligation of the Company. The Company has recognized a $305,000 deferred financing cost in connection with the placement of the letter of credit and shall amortize the cost over the term of the contract.


Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of December 31, 2003 the Company has issued and outstanding 120,235,521 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

During the three months ended December 31, 2003, the Company issued an aggregate of 4,033,500 shares of common stock to consultants in exchange for a total of $217,077 of services and expenses incurred. These shares were valued at a weighted average of $0.05 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended December 31, 2003, the Company issued an aggregate of 480,000 shares of common stock to employees in exchange for a total of $28,800 of services rendered. These shares were valued at a weighted average of $0.06 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended December 31, 2003, the Company issued an aggregate of 2,000,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. The employees rendered services totaling $24,000.The Company incurred expenses of $136,000. The total cost of the Employee Stock Option Plan is $160,000.

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)


NOTE C - MINORITY INTEREST

The Company's majority-owned subsidiary, Sub Surface Waste Management of Delaware, Inc, issued 1,585,667 shares of common stock and 50,000 shares of convertible preferred stock for total proceeds of $360,050. These transactions have resulted in increase of minority interest from approximately 18% to 21%.


For the three months ended December 31, 2003, the minority shareholders' share of the losses of majority-owned subsidiaries was:

                                                                         Amount
                                                                        --------
USM Capital Group, Inc.                                                 $   751
Sub Surface Waste Management of Delaware, Inc.                           78,607
Sol-Tech Corporation                                                         52
Bio-Con Microbes                                                            558
                                                                        --------
Totals                                                                  $79,968
                                                                        ========


NOTE D -  DEFERRED FINANCING COST

During the three months ended December 31, 2003, the Company's majority-owned subsidiary, Sub Surface Waste Management of Delaware, Inc. issued 50,000 shares of series B Convertible Preferred Stock to a stockholder of the subsidiary in exchange for the shareholder providing a $101,000 letter of credit collateralizing the performance of a contractual obligation of the subsidiary. The subsidiary has recognized a $101,000 deferred financing cost in connection with the placement of the letter of credit and shall amortize the cost over the term of the contract.


NOTE E  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on it financial position, results of operations or liquidity.


NOTE F- SEGMENT INFORMATION

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2003 and 2002, the Company operated in the following two reportable segments:

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)


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

The following table summarizes segment asset and operating balances by reportable segment.

                                                             FOR THE THREE
                                                       MONTHS ENDED DECEMBER 31,
                                                          2003          2002
                                                      ------------  ------------
         Net Sales to External Customers:
         Consulting and Financial Services            $        --        40,400
         Engineering Services                              90,092       142,698
         Corporate                                             --            --
                                                      ------------  ------------
         Total Sales to External Customers            $    90,092       183,098
                                                      ============  ============

         Depreciation and Amortization:
         Consulting and Financial Services            $        --
         Engineering Services                               1,056           509

U.S. MICROBICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)


         Corporate                                          8,338        12,158
                                                      ------------  ------------
         Total Depreciation and Amortization          $     9,394        12,667
                                                      ============  ============

         General and Administrative Expense:
         Consulting and Financial Services            $     2,041        28,738
         Engineering Services                             340,816       256,564
         Corporate                                        676,586     1,091,117
                                                      ------------  ------------
         Total General and Administrative Expense     $ 1,019,443     1,376,419
                                                      ============  ============

         Capital Expenditures:
         Consulting and Financial Services            $        --         3,446
         Engineering Services                                  --            --
         Corporate                                             --            --
                                                      ------------  ------------
         Total Capital Expenditures                   $        --         3,446
                                                     ============  ============

         Operating (Losses):
         Consulting and Financial Services            $    (2,041)       11,662
         Engineering Services                            (339,332)     (209,657)
         Corporate                                       (671,836)   (1,103,275)
                                                      ------------  ------------
         Total Segment Operating Losses               $(1,013,209)   (1,301,720)
                                                      ============  ============

         Segment Assets:
         Consulting and Financial Services            $    50,312        50,654
         Engineering Services                             585,611       427,895
         Corporate                                         55,003       154,164
                                                      ------------  ------------
         Total Segment Assets                         $   690,926       632,712
                                                      ============  ============

                                     PART I


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF THE COMPANY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH ARE ONLY PREDICTIONS AND SPEAK ONLY AS OF THE DATE HEREOF. FORWARD-LOOKING STATEMENTS USUALLY CONTAIN THE WORDS "ESTIMATE," "ANTICIPATE," "BELIEVE," "EXPECT," OR SIMILAR EXPRESSIONS, AND ARE SUBJECT TO NUMEROUS KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CAREFULLY REVIEW VARIOUS RISKS AND UNCERTAINTIES IDENTIFIED BELOW, AS WELL AS THE MATTERS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON 10-KSB FOR THE YEAR ENDED SEPTEMBER 30, 2003 AND ITS OTHER SEC FILINGS. THESE RISKS AND UNCERTAINTIES COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR PUBLICLY ANNOUNCE REVISIONS TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR DEVELOPMENTS.

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

Since September 1998, the Company has been in a development stage, building its manufacturing facility, acquiring technical and engineering staff, researching market opportunities and validating its technology in field demonstrations. During that time frame, the Company has raised over $13MM to finance its operations in preparation for implementing a major paradigm shift in the soil and groundwater cleanup market from the old 1980's philosophy of "best efforts, time and materials billing, treat the symptoms of the problem and measure progress over years," to the new millennium philosophy of "pay-for-performance, eliminate the problem better-faster-cheaper -now". Customer interest in this new philosophy runs high. Even the U.S. government is starting to adopt this new philosophy in their contracting efforts. Field tests have shown that the microbial technology and engineering solutions have significantly reduced the time and cost to treat contaminated water, chlorinated solvents and MTBE from years of little progress using 1980's technology, down to only weeks or months using biotechnology based solutions. These results mean that parents and their children may enjoy cleaner water, air and soil sooner rather than later and corporations, governmental entities and taxpayers may be able to reduce the expense of environmental cleanup in the future.

The efforts to implement the new philosophy revolve around alternate technology validation, the politics of local jurisdictional and industry acceptance of alternative technology for soil and groundwater cleanup and money for financing the changeover logistics. By targeting key niche markets with high profit potential, low changeover costs and minimal political resistance, U.S. Microbics is becoming a revenue generating stage company in 2004 as measured by the $815,540 of contracts awarded in fiscal year 2003. Work has commenced on two contracts for $714,107 and a performance bond for a contract award totaling has been obtained. Implementation has now progressed from successful laboratory feasibility studies and customer field demonstration and completed projects to more complex contracts with state governments and private companies.

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


                             DESCRIPTION OF BUSINESS

Overview
--------

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

USM CAPITAL GROUP, INC. ("UCGI") is the financial services division that assists in the financing and development of the five USM Solutions companies and additional equity holdings primarily in environmental industry companies desiring to go public. USM Capital provides management consulting, administrative services and investor relations services to its clients.

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

USM Capital Group, Inc. is raising additional working capital to support USM Solutions companies by (1) generating management consulting services revenue,
(2) selling stock in client companies obtained for services in taking them public and (3) providing administrative services and investor relations services to client companies. UCGI also facilitates the exchange of technologies and customers with SSWM and its client companies thus providing new technology licensees and new products for sale by SSWM. While UCGI ramps up its capital raising, U.S. Microbics continues to raise working capital through the sale of shares of its common stock ("Common Stock") and preferred stock or debt and private placement offerings of its subsidiaries as well as licensing arrangements. There can be no assurance that U.S. Microbics, or its subsidiaries, will raise such capital on terms acceptable to it, if at all. U.S. Microbics' failure to obtain adequate financing may jeopardize its existence. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Organizational Structure
------------------------

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

U.S. Microbics and its subsidiaries are described more fully below:

U.S. MICROBICS, INC.

U.S. Microbics orchestrates the operations of its subsidiaries and provides administrative functions to its subsidiaries at beneficial economies of scale. U.S. Microbics has provided the majority of capital needed to fund the subsidiaries to date. As the sales subsidiaries increase their revenues, they should begin to provide sufficient cash flow to support their individual operations either through business operations net cash flow or through their own capital raising transactions. U.S. Microbics intends to remain the majority shareholder in all USM Solutions member companies, whether they are public or not, so as to consolidate financial statements under the holding company, thus providing increased shareholder value.

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

XyclonyX has assembled the following team of technical advisors to assist with its operations:

                  Dominic Colasito, Ph.D. microbiologist and co-patent holder of BIO-RAPTOR(TM)with extensive fermentation and field application experience; and

                  Jack Smith, co-patent holder of BIO-RAPTOR(TM) with extensive field experience in microbial bioremediation for various applications including agricultural use.

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

WCFC manufactures four product lines defined in the following table:

         Product Line

         BIO-RAPTOR(TM) Microbial Application System(TM)
         Wasteline(TM) - Anaerobic and Aerobic Waste Treatment Products Remediline(TM) - Hydrocarbon Treatment Products
         Bi-Agra(TM) - Agricultural Products, Biological Pesticides, Bio-Dynamic
                       Products

SUB-SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

         Sub-Surface Waste Management of Delaware, Inc. ("SSWM-D"), formerly Covingham Capital Corp. ("CCC"), through is wholly-owned subsidiary, Surface Waste Management, Inc., ("SSWM") (a Nevada corporation) provides comprehensive civil and environmental engineering project management services including specialists to design, permit, build and operate environmental waste clean-up treatment systems using conventional, biological and filtration technologies. SSWM is capitalizing on its licensed patent and patent-pending technology by forming strategic alliances and joint ventures with well-established engineering firms. The Company is also pursuing private acquisition candidates with existing revenue, profits and positive cash flow to enhance shareholder value.

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

         Today, the remediation or cleanup of hazardous materials from the environment represents a $50 billion service industry, a subset of the $205 billion spent annually in the U.S. for all environmental related products and services (source: Environmental Business Journal(R)). While the terms "remediate" and "clean-up" are often applied interchangeably, they are defined differently. "Remediation" is the removal or treatment of hazardous contaminants to levels or standards imposed by regulatory agencies, which may neither restore the site to "pristine" condition, nor to the condition existing prior to the activities causing the contamination. The remediation levels or standards established by regulatory agencies are primarily based upon health risk assessments. These risk assessments analyze the danger to public health and safety from various exposures to the contaminants discovered. The risks of exposure, plus the severity of the exposure itself, are the principal factors in determining the remediation standards. "Clean-up" of a site, however, achieves levels of contamination at or below the detectable level required by regulatory agencies. When this is possible, land use opportunities improve, thereby enhancing the economic benefits to be derived from the property.

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

Mission
-------

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

SUB SURFACE WASTE MANAGEMENT, INC. (SSWM)

Sub Surface Waste Management, Inc., prior December of 2002, was wholly owned by U.S. Micorbics, Inc. However, on December 13, 2002, the SSWM entered into a Capital Stock Exchange Agreement with the stockholders of Covingham Capital Corp ("CCC"). The SSWM stockholders include the owners of all shares of the issued and outstanding common stock of SSWM and holders of options to purchase the Series A preferred stock of SSWM. The SSWM stockholders agree to transfer 10,744,000 shares of SSWM common stock and 5,360,000 shares of SSWM preferred stock in exchange for 10,744,000 shares of the Company's common stock and 5,360,000 shares of the Company's preferred stock. Additionally, the SSWM holders of options to purchase Series A preferred stock of SSWM will exchange their options for options to purchase the Series A preferred stock of the Company. As a result of this exchange agreement, SSWM became a wholly-owned subsidiary of CCC. There has been no change in the operations or management of SSWM.

In prior transactions, U.S. Microbics, Inc. and subsidiaries had gained a controlling interest in CCC. Covingham Capital Corporation has changed its name to Sub Surface Waste Management of Delaware, Inc.

On December 16, 2002, Robert C. Brehm resigned as President of CCC. On that same date, Bruce S. Beattie was elected as President and Chief Executive Officer of the Sub Surface Waste Management of Delaware, Inc.


Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002.

The Company had revenues of $90,092 during the three months ended December 31, 2003, as compared to $183,098 of revenues for the same quarter in fiscal 2002. Revenues for the three months ended December 31, 2003 and 2002 consisted primarily of contracts for bio-remediation of hydrocarbons in contaminated soil and ground water. The cost of revenues was $74,464 for quarter ended on 12/31/03 compared to $95,282 for the quarter ended 12/31/02.

For the quarter ended December 31, 2003, the Company has gross income of $15,628 (17.3% of revenue) compared to gross income of $87,816 (48.0% of revenue) for the quarter ended December 31, 2002. Revenue is recognized under the percentage completion method, based on cost. The decrease in sales was due primarily to lower revenues from the State of South Carolina, as contracts there are nearing completion as most of the work necessary to complete the jobs has been previously recognized as revenue. The lower gross margin in amount and percentage is due to lower volume of completed jobs and fixed overhead spread over fewer projects during the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002.

Selling, general and administrative ("SG&A") expenses for first quarter of fiscal year 2003 totaled $1,028,837 compared to $1,389,086 for the same period in fiscal year 2002. SG&A expenses for the first quarter of fiscal year 2003 consisted of occupancy, payroll, accounting, and legal, consulting, and public relations expenses. The decrease of $360,249 in SG&A was due primarily to lower consulting and legal fees for the quarters ended in 2003 compared to 2002.

The Company incurred a net loss of $968,034 for the quarter ended December 31, 2003, compared to a net loss of $1,187,501 for the same quarter in fiscal 2003. The lower net loss was primarily due, as noted above, to a reduction in SG&A expenses of 360,249. The Company had negative cash flows from operations of $318,510 for the three months ended December 31, 2003 compared to negative cash flows from operations of $407,652 for the three months ended December 31, 2002. Basic and diluted net loss per share was $.01 for the three months ended December 31, 2003 compared to a loss of $.02 per share for the three months ended December 31, 2002. The decrease was due primarily to the increase in average shares outstanding of 114,934,254 for the three months ended December 31, 2003 compared to 52,287,910 for the corresponding three months ended December 31, 2002.

Although the Company is expecting to increase revenues during the next three quarters of fiscal year ended September 30, 2004, primarily through mergers and acquisitions, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up-to an additional $ 5,000,000 net of placement fees from a private placements beginning in February 2004. The funds are targeted as follows $ 250,000 for purchase of capital equipment and license fees; $ 400,000 for the purchase of microbial blend inventory; $ 3,850,000 for business development, acquisitions and general working capital, and $ 500,000 for capital to increase the Company's technical services capability. The Company has engaged an investment banker to assist in the impletion of capital raising and mergers and acquisitions. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all or that the Company can successfully complete is contemplated mergers and acquisitions.

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

SEGMENT REPORTING
-----------------

         The Company's two reportable segments are managed separately based on fundamental differences in their operations. During the first quarter ended 2003 and 2002 respectively , the Company operated in the following two reportable segments:

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

         The following table summarizes segment operations:

                                                            FOR THE THREE
                                                       MONTHS ENDED DECEMBER 31,
                                                          2003          2002
                                                      ------------  ------------
         Net Sales to External Customers:
         Consulting and Financial Services            $        --        40,400
         Engineering Services                              90,092       142,698
         Corporate                                             --            --
                                                      ------------  ------------
         Total Sales to External Customers            $    90,092       183,098
                                                      ============  ============

         Depreciation and Amortization:
         Consulting and Financial Services            $        --
         Engineering Services                               1,056           509
         Corporate                                          8,338        12,158
                                                      ------------  ------------
         Total Depreciation and Amortization          $     9,394        12,667
                                                      ============  ============

         General and Administrative Expense:
         Consulting and Financial Services            $     2,041        28,738
         Engineering Services                             340,816       256,564
         Corporate                                        676,586     1,091,117
                                                      ------------  ------------
         Total General and Administrative Expense     $ 1,019,443     1,376,419
                                                      ============  ============

         Capital Expenditures:
         Consulting and Financial Services            $        --         3,446
         Engineering Services                                  --            --
         Corporate                                             --
                                                      ------------  ------------
         Total Capital Expenditures                   $        --         3,446
                                                     ============  ============

         Operating (Losses):
         Consulting and Financial Services            $    (2,041)      11,662
         Engineering Services                            (339,332)     (209,657)
         Corporate                                       (671,836)   (1,103,275)
                                                      ------------  ------------
         Total Segment Operating Losses               $(1,013,209)   (1,301,720)
                                                      ============  ============

         Segment Assets:
         Consulting and Financial Services            $    50,312        50,654
         Engineering Services                             585,611       427,895
         Corporate                                         55,003       154,164
                                                      ------------  ------------
         Total Segment Assets                         $   690,926       632,712
                                                      ============  ============

In fiscal year ended September 30, 2003, these two segments accounted for all of the revenue of the Company. The Company is striving to increase revenue in both segments during fiscal year 2004, without a proportionate increase in general and administrative expenses in either segment.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents totaled $18,427 and $25,421 at December 31, 2003 and September 30, 2003, respectively. Net cash used in operations was -$318,510 for the three months ended December 31, 2003, compared to -$407,652 for the comparable period in the prior fiscal year.

During the three months ended December 31, 2003, the Company raised $197,500. As of December 31, 2003, the Company has negative working capital of $ 1,611,078 as compared to negative working capital of $ 1,267,827 as of December 31, 2002.

Of the $1,721,012 in accounts payable and accrued expenses, approximately $700,000 is over 6 months past due. There is a possibility that trade vendors may file lawsuits for non-payment. If such lawsuits were filed, management resources and funds would be diverted from operating activities.

On March 14, 2000, the Company entered into an investment agreement to sell up to $35 million of the Company's common stock to Swartz Private Equity, LLC ("Swartz"). In Conjunction with the agreement, the Company registered 20,000,000 shares of its common stock on Securities and Exchange Commission Form SB-2 Registration Statement. The equity line with Swartz terminated in August of 2002.

Since September 1998, the Company has raised approximately $20,000,000 principally through private placements of equity securities and debt. There can be no assurance that the Company will be able to raise sufficient capital to continue operating as a going concern.

The Company believes that it can generate sufficient cash through sources listed above to continue its operations through September 30, 2004, and anticipates that cash generated from planned private placements and projected revenues for consulting and during the next three quarters of fiscal 2004 will enable it to fulfill cash needs through fiscal 2004 operations.

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


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that, as of the end of such period our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, as amended, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

On December 3, 2003, a vendor filed a law suit in the Superior Court of the State of California, County of San Diego, case number IN034387, for an unpaid balance of $3,251 against a subsidiary of the Company. The law suit was served on February 9, 2004. The Company will attempt to negotiate a settlement regarding the suit as soon as possible.

ITEM 2.           CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

In November 2003, the Company issued 3,000 shares of restricted Series D Preferred stock to an investor as compensation for providing a letter of credit securing the Company's lease for its office, warehouse and laboratory facilities at 6451-C El Camino Real, Carlsbad, CA 92009. Series D Preferred stock is convertible into common stock after one year after the date of issue, at a ratio of one share of Series D Preferred stock for 100 shares of common stock. This transaction was valued at $3.24 per share of Series D Preferred stock.

In December 2003, the Company issued 405,500 shares of restricted common stock to consultants for services received. Of this total, 233,000 shares of restricted common stock were valued at $0.05 per share and 172,500 shares were valued at $0.06 per share.

In December 2003, the Company issued 30,000 shares of restricted Series D Preferred stock to an investor as collateral for providing a letter of credit in lieu of a performance bond in favor of the State of South Carolina as a requirement of a contract awarded to a subsidiary of the Company, Sub Surface Waste Management, Inc. The contract award was for the remediation of contaminated soil and ground water. Upon release of the letter of credit by the State of South Caroling, the 30,000 shares of Series D are required to be returned to the Company by agreement with the investor. Series D Preferred stock is convertible into common stock after one year after the date of issue, at a ratio of one share of Series D Preferred stock for 100 shares of common stock. This transaction was valued at $10.16 per share of Series D Preferred stock.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                           None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                           None

ITEM 5.           OTHER INFORMATION.

                           None

SUBSEQUENT EVENTS:

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         Reports on From 8-K:

                  None

         Exhibits:

                  Exhibit 31.1 - Certification of Robert C. Brehm pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 - Certification of Robert C. Brehm pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.2 - Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                           U.S. MICROBICS, INC.


Date: February 23, 2004               By:  /s/ Robert C. Brehm
                                           -------------------------------------
                                           Robert C. Brehm, President and
                                           Chief Executive Officer

                                      By:  /s/ Conrad Nagel
                                           -------------------------------------
                                           Conrad Nagel, Chief Financial Officer