Form 10QSB
period 2004-03-31
US MICROBICS INC
filed 2004-05-24
CIK 774454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2004

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

         Common Stock, $0.0001 par value per share - 135,626,093 shares outstanding as of May 21, 2004

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

                                                                                         As of
                                                                                       March 31,
                                                                                         2004
                                                                                      (Unaudited)
                                                                                     -------------
CURRENT ASSETS:
     Cash and cash equivalents                                                       $     13,588
     Restricted cash                                                                      258,632
      Accounts receivable                                                                   13,995
     Cost and Estimated Profit in Excess of Billing                                       204,753
     Prepaid expenses and other assets                                                    145,415
                                                                                     -------------
          Total current assets                                                            636,383

PLANT, PROPERTY AND EQUIPMENT:
     Office Furniture and Equipment                                                       120,007
     Leasehold Improvement                                                                 14,376
     Production Equipment                                                                 270,042
                                                                                     -------------
                                                                                          404,425
     Less:  Accumulated Depreciation                                                     (227,422)
                                                                                     -------------
                                                                                          177,003
OTHER ASSETS:
     Deposit                                                                               23,594
                                                                                     -------------

TOTAL ASSETS                                                                         $    836,980
                                                                                     =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                           $  1,645,310
     Notes payable, related parties                                                       439,160
                                                                                     -------------
          Total current liabilities                                                     2,084,470

COMMITMENTS AND CONTINGENCIES                                                                  --

MINORITY INTEREST                                                                       1,298,247

DEFICIENCY IN STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
     Series II; 500,000 shares authorized; 6,244 shares issued and outstanding
     at March 31, 2004 respectively; aggregate liquidation preference of $6,244               625

     Series B; 500,000 shares authorized; 5,522 shares issued
     and outstanding at March 31, 2004; aggregate liquidation preference of $5,522            552

     Series C; 50,000 shares authorized; 15,871 shares issued and outstanding at
     March 31, 2004; aggregate liquidation preference of $1,587,100                         1,587

     Series D; 50,000 shares authorized; 43,300 shares issued and
     outstanding at March 31, 2004; no liquidation preference                               4,330

     Common stock; $.0001 par value; 500,000,000 shares authorized; 132,001,093
     shares issued and outstanding at March 31, 2004                                       13,134
     Additional paid-in capital                                                        20,746,133
     Dividend Payable                                                                     (35,588)
     Treasury Stock                                                                      (117,400)
     Deferred Financing Costs                                                            (572,540)
     Accumulated Deficit                                                              (22,586,570)
                                                                                     -------------
          Total stockholders' Deficit                                                  (2,545,737)
                                                                                     -------------
          Total Liabilities and Deficiency in Stockholders' Equity                   $    836,980
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


                                               U.S. MICROBICS INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                            (UNAUDITED)

                                                              FOR THE SIX                           FOR THE THREE
                                                          MONTHS ENDED MARCH 31,                 MONTHS ENDED MARCH 31,
                                                        2004                2003                2004                2003
                                                   --------------      --------------      --------------      --------------
Revenues                                           $     180,493       $     279,655       $      90,401       $      96,557
Cost of revenues                                         175,054             174,906             100,590              79,624
                                                   --------------      --------------      --------------      --------------
Gross income (loss)                                        5,439             104,749             (10,189)             16,933

Selling, general and administrative expenses           1,877,916           2,374,944             849,079             985,858
                                                   --------------      --------------      --------------      --------------
Loss from operations                                  (1,872,477)         (2,270,195)           (859,268)           (968,925)

Other income (expense):
Interest (expense), net                                  (96,371)            (41,019)            (61,576)            (33,270)
Realized Gain (loss) on Sale of Securities                    --              98,203                  --              (1,797)
                                                   --------------      --------------      --------------      --------------
                                                         (96,371)             57,184             (61,576)            (35,067)

Minority Interest                                        179,915             120,395              99,947              98,877

Net Loss Before Income Taxes                          (1,788,933)         (2,092,616)           (820,897)           (905,115)

Income tax (benefit) expenses                                 --                  --                  --
                                                   --------------      --------------      --------------      --------------

Net loss                                           $  (1,788,933)      $  (2,092,616)      $    (820,897)      $    (905,115)
                                                   ==============      ==============      ==============      ==============

Net loss per common share (basic and diluted)      $       (0.02)      $       (0.03)      $       (0.01)      $       (0.01)

Weighted average common shares outstanding           117,937,221          61,072,411         120,940,188          61,072,411

                                       See accompanying footnotes to the unaudited condensed
                                                consolidated financial statements.

                                                                3

                       U.S.MICROBICS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             FOR THE SIX
                                                        MONTHS ENDED MARCH 31,
                                                         2004            2003
                                                      ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

                                                      ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                  (521,772)       (817,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                      ----------      ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (111,608)        119,757

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                      ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               621,547         677,280
                                                      ----------      ----------

DECREASE IN CASH AND CASH EQUIVALENTS                   (11,833)        (20,864)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         25,421          44,520
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  13,588       $  23,656
                                                      ==========      ==========

              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements.

                 U.S. MICROBICS INC. AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                       FOR THE SIX
                                                   MONTHS ENDED MARCH 31,
                                                   2003             2002
                                               -----------       -----------
Supplemental disclosures of non-cash
     Investing and financing activities:
Common stock issued in exchange
    for services                               $ 450,111         $1,721,318
Common stock issued in exchange
    for compensation                           $ 104,800         $       --
Common stock issued in exchange
    for accrued compensation                   $  28,500         $       --
Common stock issued for employee
    stock option plans                         $ 395,761         $       --
Convertible preferred stock issued for
    cost and letter of credit                  $ 314,720         $       --
Stock, stock options, and warrants in
    exchange for services by subsidiaries      $ 473,416         $       --
Employee stock option plan - unearned
    charged to operations                      $  68,000         $       --
Deferred financing cost on issuance
    of convertible preferred stock             $(406,000)        $       --
Discount of preferred stock charged
    to operations                              $   3,958         $       --

Cash paid for:
    Interest                                   $      --         $       --
    Income taxes                               $      --         $       --

              See accompanying footnotes to the unaudited condensed
                       consolidated financial statements.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month and three-month periods ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

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

NOTE B - CAPITAL STOCK

Preferred Stock
---------------

The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $.10 per share. The Company has reserved 100,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of March 31, 2004, there were 6,244 shares of Series II preferred stock, 5,522 shares of Series B preferred stock, 15,871 shares of Series C preferred stock, 43,300 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 6,921,602 shares of common stock.

Preferred stock transactions during the six months ended March 31, 2004:

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

Preferred Stock (continued)
---------------------------

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

During March 2004, on the series C convertible preferred stock holder opted to convert 50 shares into 5,000 common shares of the Company.

Common Stock
------------

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of March 31, 2004 the Company has issued and outstanding 132,001,093 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

During the six months ended March 31, 2004 the Company issued an aggregate of 10,519,072 shares of common stock to consultants in exchange for a total of $450,111 of services and expenses incurred. These shares were valued at a weighted average of $0.04 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the six months ended March 31, 2004, the Company issued an aggregate of 2,480,000 shares of common stock to employees in exchange for a total of $104,800 of services rendered. These shares were valued at a weighted average of $0.04 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the six months ended March 31, 2004, the Company issued an aggregate of 1,000,000 shares of common stock to employees in settlement of accrued compensation of $28,500. These shares were valued at a weighted average of $0.03 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the six months ended March 31, 2004, the Company issued an aggregate of 7,900,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. The total cost of the Employee Stock Option Plan is $126,747.

During the six months ended March 31, 2004, the Company cancelled an aggregate of 3,625,000 shares of common stock to officers' and employees in settlement of subscription receivable of $3,815,000.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE C - MINORITY INTEREST

The Company's majority-owned subsidiary, Sub Surface Waste Management of Delaware, Inc, issued 4,397,530 shares of common stock and 218,000 shares of convertible preferred stock for total proceeds of $993,166. These transactions have resulted in increase of minority interest from approximately 18% to 25%.

For the six months ended March 31, 2004, the minority shareholders' share of the losses (income) of majority-owned subsidiaries was:

                                                                        Amount
                                                                       --------
USM Capital Group, Inc.                                               $ (84,176)
Sub Surface Waste Management of Delaware, Inc.                          263,053
Sol-Tech Corporation                                                         60
Bio-Con Microbes                                                            978
                                                                      ----------
Totals                                                                $ 179,915
                                                                      ==========

NOTE D -  DEFERRED FINANCING COST

During six months ended March 31, 2004, the Company issues 30,000 shares of series D Convertible Preferred Stock to a stockholder of the Company in exchange for the shareholder providing a $305,000 letter of credit collateralizing the performance of a contractual obligation of the Company. The Company recognized a $305,000 deferred financing cost in connection with the placement of the letter of credit. The shareholder will return the shares to the Company upon maturity of the outstanding letter of credit. During the three months ended December 31, 2003, the Company's majority-owned subsidiary, Sub Surface Waste Management of Delaware, Inc. issued 50,000 shares of series B Convertible Preferred Stock to a stockholder of the subsidiary in exchange for the shareholder providing a $101,000 letter of credit collateralizing the performance of a contractual obligation of the subsidiary. The subsidiary recognized a $101,000 deferred financing cost in connection with the placement of the letter of credit. The shareholder will return the shares to the Company upon maturity of the outstanding letter of credit.

The amount of the deferred financing costs at March 31, 2004 is $572,540.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

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

The following table summarizes segment asset and operating balances by reportable segment.

                                                           FOR THE SIX
                                                      MONTHS ENDED MARCH 31,
                                                       2004             2003
                                                       ----             ----
         Net Sales to External Customers:
         Consulting and Financial Services         $    15,000      $    41,150
         Engineering Services                          165,493          238,505
         Corporate                                          --               --
                                                   -----------      -----------
         Total Sales to External Customers         $   180,493      $   279,655
                                                   ===========      ===========

         Depreciation and Amortization:
         Consulting and Financial Services         $        --      $        --
         Engineering Services                            2,113            1,018
         Corporate                                      16,604           24,360
                                                   -----------      -----------
         Total Depreciation and Amortization       $    18,717      $    25,378
                                                   ===========      ===========

         General and Administrative Expense:
         Consulting and Financial Services         $     2,136      $    53,425
         Engineering Services                        1,087,903          545,326
         Corporate                                     787,877        1,776,193
                                                   -----------      -----------
         Total General and Administrative Expense  $ 1,877,916      $ 2,374,944
                                                   ===========      ===========

         Capital Expenditures:
         Consulting and Financial Services         $        --      $     3,446
         Engineering Services                               --               --
         Corporate                                      111,608               --
                                                   -----------      -----------
         Total Capital Expenditures                $    111,608      $     3,446
                                                   ===========      ===========

         Operating (Losses):
         Consulting and Financial Services         $    12,864      $   (12,275)
         Engineering Services                       (1,097,464)        (481,727)
         Corporate                                    (787,877)      (1,776,193)
                                                   -----------      -----------
         Total Segment Operating Losses            $(1,872,477)     $(2,270,195)
                                                   ===========      ===========

         Segment Assets:
         Consulting and Financial Services         $       222      $     1,332
         Engineering Services                          511,512          445,180
         Corporate                                     325,246          145,978
                                                   -----------      -----------
         Total Segment Assets                      $   836,980      $   592,490
                                                   ===========      ===========

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

Since September 1998, the Company has been in a development stage, building its manufacturing facility, acquiring technical and engineering staff, researching market opportunities and validating its technology in field demonstrations. During that time frame, the Company has raised over $20MM to finance its operations in preparation for implementing a major paradigm shift in the soil and groundwater cleanup market from the old 1980's philosophy of "best efforts, time and materials billing, treat the symptoms of the problem and measure progress over years," to the new millennium philosophy of "pay-for-performance, eliminate the problem better-faster-cheaper -now". Customer interest in this new philosophy runs high. Even the U.S. government is starting to adopt this new philosophy in their contracting efforts. Field tests have shown that the microbial technology and engineering solutions have significantly reduced the time and cost to treat contaminated water, chlorinated solvents and MTBE from years of little progress using 1980's technology, down to only weeks or months using biotechnology based solutions. These results mean that parents and their children may enjoy cleaner water, air and soil sooner rather than later and corporations, governmental entities and taxpayers may be able to reduce the expense of environmental cleanup in the future.

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

Results of Operations

FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2003 AND THREE MONTHS ENDED MARCH 31, 2003.

The Company had revenues of 180,493 during the six months ended March 31, 2004, a 35% decrease as compared to $279,655 of revenues for the same period in fiscal 2003. The Company had revenue of $90,401 during the three months ended March 31, 2004, a 6.4% decrease as compared to $96,557 of revenue for the same period in fiscal 2003.

Revenues for the six months, and three months ended March 31, 2004 and 2003 consisted primarily of contracts for bio-remediation of hydrocarbons in contaminated soil and ground water. Signed contract backlog, consisting of awarded contracts not yet started, was approximately $101,000 as of 3/31/04. The cost of revenues was $175,054 on March 31, 2004 compared to $174,906 on March 31, 2003.

For the quarter ended March 31, 2004, the Company has a gross loss of $(10,189) (-11% of revenue) compared to a gross income of $16,933 (18% of revenue) for the quarter ended March 31, 2003.

Selling, general and administrative ("SG&A") expenses for the first two quarters of fiscal year 2004 totaled $1,877,916 compared to $2,374,944 for the same period in fiscal year 2003. SG&A expenses for the first two quarters of fiscal year 2004 consisted of occupancy, payroll, accounting, and legal, consulting, and public relations expenses.

The Company incurred a net loss of $1,877,916 and had negative cash flows from operations of $521,772 for the six months ended March 31, 2004 compared to a net loss of $2,092,616 and negative cash flows from operations of $817,901 for the six months ended March 31, 2003. The decrease in net loss of $214,700 from the sxi months ended March 31, 2004 compared to March 31, 2003, was primarily due to common stock issued to consultants for services and increased payroll costs. Basic and diluted net loss per share was $(.02) for the six months ended March 31, 2004.compared to $(.03) for the six months ended March 31, 2003. The decrease was due to lower net loss and increase in average shares outstanding to 117,937,221 for the six months ended March 31, 2004 compared to 61,072,411 for the corresponding six months ended March 31, 2003.

Although the Company is expecting to increase revenues during the next two quarters of fiscal year ended September 30, 2004, and for the fiscal year ended 2004, based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. In order to continue implementing the Company's strategic plan, the Company is planning on raising up to $5,000,000 from a private placement through its subsidiary Sub Surface Waste Management of Delaware, Inc. during the second and third quarters of fiscal 2004. The funds are targeted primarily for funding contract costs, expansion of the marketing effort and for the acquisition of companies that will increase revenues, cash flow and profits. There can be no assurance that the Company or SSWM will be able to raise such capital on acceptable terms. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and cash equivalents totaled $13,588 and $25,421 at March 31, 2004 and September 30, 2003, respectively. Net cash used in operations was $521,772 for the six months ended March 31, 2004, compared to $817,901 for the comparable period in the prior fiscal year.

During the six months ended March 31, 2004, the Company raised $519,750 net of placement fees of approximately $9,000, from issuance of common stock through private placements and $101,795 from due to related parties. As of March 31, 2004, the Company has negative working capital of $1,448,087 as compared to negative working capital of $1,323,884 as of September 30, 2003. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements.

Of the $1,645,310 in accounts payable and accrued expenses, approximately $800,000 is over 6 months past due. There is a possibility that trade vendors may file lawsuits for non-payment. If such lawsuits were filed, management resources and funds would be diverted from operating activities.

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

Since September 1998, the Company has raised approximately $20,000,000 principally through private placements of equity securities and debt. There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

The Company believes that it may generate sufficient cash to continue its operations through September 30, 2004, and anticipates that cash generated from planned private placements and projected revenues for consulting and during the next two quarters of fiscal 2004 will enable it to fulfill cash needs through fiscal 2005 operations.

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

The Company's independent certified public accountant has stated in their report included in the Company's September 30, 2003 Form 10-KSB, that the Company is having difficulties generating suficient cash flows to meet its obligations and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

RISKS AND UNCERTAINTIES

For the six months ended March 31, 2004 the Company has generated revenues of $180,493. During this same period, the Company incurred a net loss of $1,788,933 and had negative cash flows from operations of $521,772. As of March 31, 2004, the Company has an accumulated deficit of $22,586,570.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

In January, 2004, the Company issued 157, 000 shares of restricted common stock to a consultant in exchange for services. The transaction was valued at approximately $0.035 per share. The total value of the transaction was $5,500. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

In March, 2004 the Company issued 352,572 shares of restricted common stock to a consultants in exchange for services. This transactions were valued at approximately $0.03 per share. The total value of the transactions was $10,500. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

Also in March 2004, the Company issued 1,000,000 shares of restricted common stock to two officers in lieu of payroll. The transactions was valued at approximately $0.0285 per share for a total transactions value of $28,500. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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

                                      U.S. MICROBICS, INC.

Date: May 24, 2004                  By:    /s/ Robert C. Brehm
                                         ------------------------------
                                         Robert C. Brehm, President and
                                         Chief Executive Officer

                                      By: /s/ Conrad Nagel
                                         ------------------------------
                                         Conrad Nagel, Chief Financial Officer