Form 10QSB/A
period 2004-03-31
US MICROBICS INC
filed 2004-05-27
CIK 774454

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

                                         U.S. MICROBICS INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         As of              As of
                                                                                       March 31,        September 30,
                                                                                         2004               2003
                                                                                      (Unaudited)         (Audited)
                                                                                     --------------     --------------
CURRENT ASSETS:
     Cash and cash equivalents                                                       $      13,588      $      25,421
     Restricted cash                                                                       258,632            258,468
     Accounts receivable                                                                    13,995             62,789
     Cost and Estimated Profit in Excess of Billing                                        204,753            161,917
     Prepaid expenses and other assets                                                     145,415             21,272
                                                                                     --------------     --------------
          Total current assets                                                             636,383            529,867

PLANT, PROPERTY AND EQUIPMENT:
     Office Furniture and Equipment                                                        231,615            120,007
     Leasehold Improvement                                                                  14,376             14,376
     Production Equipment                                                                  158,434            158,434
                                                                                     --------------     --------------
                                                                                           404,425            292,817
     Less:  Accumulated Depreciation                                                      (227,422)          (208,705)
                                                                                     --------------     --------------
                                                                                           177,003             84,112
OTHER ASSETS:
     Deposit                                                                                23,594             28,402
                                                                                     --------------     --------------

TOTAL ASSETS                                                                         $     836,980      $     642,381
                                                                                     ==============     ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                           $   1,645,310      $   1,536,676
     Notes payable, related parties                                                        439,160            317,075
                                                                                     --------------     --------------
          Total current liabilities                                                      2,084,470          1,853,751

Notes payable to related parties - net of current                                               --             20,290

COMMITMENTS AND CONTINGENCIES                                                                   --                 --

MINORITY INTEREST                                                                        1,298,247            484,995

DEFICIENCY IN STOCKHOLDERS' EQUITY:
     Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
     Series II; 500,000 shares authorized; 6,244 shares issued and outstanding at March 31, 2004 and September 30, 2003; aggregate liquidation
     preference of $6,244                                                                      625                625

     Series B; 500,000 shares authorized; 5,522 shares issued and outstanding at
     March 31, 2004 and September 30, 2003; aggregate
     liquidation preference of $5,522                                                          552                552

     Series C; 50,000 shares authorized; 15,871 and 15,921 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively;
     aggregate liquidation preference of $1,587,100 and $1,592,100, respectively             1,587              1,592

     Series D; 50,000 shares authorized; 43,300 and 10,330 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively;
     no liquidation preference                                                               4,330              1,030

     Common stock; $.0001 par value; 500,000,000 shares authorized; 132,001,093 and 113,722,021 shares issued and outstanding at March 31, 2004 and
     September 30, 2003, respectively                                                       13,134             11,372
     Additional paid-in capital                                                         20,746,133         23,272,297
     Dividend Payable                                                                      (35,588)           (35,588)
     Discount on Preferred Stock                                                                --             (3,958)
     Treasury Stock                                                                       (117,400)          (117,400)
     Stock subscriptions                                                                        --         (3,815,000)
     Deferred employee stock option plan                                                        --            (68,000)
     Deferred Financing Costs                                                             (572,540)          (166,540)
     Accumulated Deficit                                                               (22,586,570)       (20,797,637)
                                                                                     --------------     --------------
          Total stockholders' Deficit                                                   (2,545,737)        (1,716,655)
                                                                                     --------------     --------------
          Total Liabilities and Deficiency in Stockholders' Equity                   $     836,980      $     642,381
                                                                                     ==============     ==============


                                 See accompanying footnotes to the unaudited condensed
                                          consolidated financial statements.

                                                           2

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

For the six months ended March 31, 2004, the minority shareholders' share of the losses (income) of majority-owned subsidiaries was:

                                                                        Amount
                                                                      ----------
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


NOTE F- SEGMENT INFORMATION (CONTINUED)


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

The following table summarizes segment asset and operating balances by reportable segment.

                                                           FOR THE SIX
                                                      MONTHS ENDED MARCH 31,
                                                       2004             2003
                                                       ----             ----
         Net Sales to External Customers:
         Consulting and Financial Services         $    15,000      $    41,150
         Engineering Services                          165,493          238,505
         Corporate                                          --               --
                                                   ------------     ------------
         Total Sales to External Customers         $   180,493      $   279,655
                                                   ============     ============

         Depreciation and Amortization:
         Consulting and Financial Services         $        --      $        --
         Engineering Services                            2,113            1,018
         Corporate                                      16,604           24,360
                                                   ------------     ------------
         Total Depreciation and Amortization       $    18,717      $    25,378
                                                   ============     ============

         General and Administrative Expense:
         Consulting and Financial Services         $     2,136      $    53,425
         Engineering Services                        1,087,903          545,326
         Corporate                                     787,877        1,776,193
                                                   ------------     ------------
         Total General and Administrative Expense  $ 1,877,916      $ 2,374,944
                                                   ============     ============

         Capital Expenditures:
         Consulting and Financial Services         $        --      $     3,446
         Engineering Services                               --               --
         Corporate                                     111,608               --
                                                   ------------     ------------
         Total Capital Expenditures                $   111,608      $     3,446
                                                   ============     ============

         Operating (Losses):
         Consulting and Financial Services         $    12,864      $   (12,275)
         Engineering Services                       (1,097,464)        (481,727)
         Corporate                                    (787,877)      (1,776,193)
                                                   ------------     ------------
         Total Segment Operating Losses            $(1,872,477)     $(2,270,195)
                                                   ============     ============

         Segment Assets:
         Consulting and Financial Services         $       222      $     1,332
         Engineering Services                          511,512          445,180
         Corporate                                     325,246          145,978
                                                   ------------     ------------
         Total Segment Assets                      $   836,980      $   592,490
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

The efforts to implement the new philosophy revolve around alternate technology validation, the politics of local jurisdictional and industry acceptance of alternative technology for soil and groundwater cleanup and money for financing the changeover logistics. By targeting key niche markets with high profit potential, low changeover costs and minimal political resistance, U.S. Microbics is becoming a revenue generating stage company in 2004 as measured by the $815,540 of contracts awarded in fiscal year 2003. Work has commenced on five of the contracts. Implementation has now progressed from successful laboratory feasibility studies and customer field demonstration and completed projects to more complex contracts with state governments and private companies.

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


The Company incurred a net loss of $1,788,933 and had negative cash flows from operations of $521,772 for the six months ended March 31, 2004 compared to a net loss of $2,092,616 and negative cash flows from operations of $817,901 for the six months ended March 31, 2003. The decrease in net loss of $303,683 from the six months ended March 31, 2004 compared to March 31, 2003, was primarily due to common stock issued to consultants for services and decreased payroll costs. Basic and diluted net loss per share was $(.02) for the six months ended March 31, 2004.compared to $(.03) for the six months ended March 31, 2003. The decrease was due to lower net loss and increase in average shares outstanding to 117,937,221 for the six months ended March 31, 2004 compared to 61,072,411 for the corresponding six months ended March 31, 2003.


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


Of the $1,645,310 in accounts payable and accrued expenses, approximately $800,000 is over 6 months past due. There is a possibility that trade vendors may file lawsuits for non-payment. If such lawsuits are filed, management resources and funds would be diverted from operating activities.


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


The Company's independent certified public accountant has stated in their report included in the Company's September 30, 2003 Form 10-KSB, that the Company is having difficulties generating sufficient cash flows to meet its obligations and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.


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

                                      U.S. MICROBICS, INC.


Date: May 26, 2004                    By:  /s/ Robert C. Brehm

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