Form 10QSB
period 2004-06-30
US MICROBICS INC
filed 2004-08-24
CIK 774454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Common Stock, $0.0001 par value per share - 143,282,831 shares outstanding as of August 11, 2004

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes | |; No |X|

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          U.S. MICROBICS, INC., AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEET

                                                                            AS OF           AS OF
                                                                          JUNE 30,      SEPTEMBER 30,
                                                                            2004            2003
                                                                         (UNAUDITED)      (AUDITED)
                                                                        -------------   -------------
CURRENT ASSETS:
             Cash                                                       $     16,834    $     25,421
             Restricted cash                                                 122,187         258,468
             Accounts receivable                                              15,775          62,789
             Costs and estimated profit in excess of billings                223,011         161,917
             Prepaid expenses and other assets                               166,716          21,272
                                                                        -------------   -------------
                Total current assets                                         544,523         529,867

PROPERTY AND EQUIPMENT, NET                                                  190,338          84,112

DEPOSITS                                                                      23,844          28,402
                                                                        -------------   -------------
                Total assets                                            $    758,705    $    642,381
                                                                        =============   =============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
             Accounts payable and accrued expenses                      $  1,884,129    $  1,536,676
             Notes payable, related parties                                  429,160         317,075
                                                                        -------------   -------------
                Total current liabilities                                  2,313,289       1,853,751

             Notes payable - related party                                         0          20,290
                                                                        -------------   -------------

                Total liabilities                                          2,313,289       1,874,041

MINORITY INTEREST                                                          1,400,164         484,995

DEFICIT IN STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
       Series II; 500,000 shares authorized; 3,868, and
             6,244 issued and outstanding as of June 30,
             2004 and September 30, 2003, respectively
             aggregate liquidation preference of $3,868 and $6,244
             respectively                                                        387             625
       Series B; 500,000 shares authorized; 522 and 5,522 issued
             and outstanding as of June 30, 2004 and September
             30, 2003; aggregate liquidation preference of $552
             and $5,522                                                           52             552
       Series C; 50,000 shares authorized; 15,871 and 15,921 issued and outstanding as of June 30, 2004 and September 30,
             2003; aggregate liquidation preference of $1,587,100
             and $1,592,100                                                    1,587           1,592
       Series D; 50,000 shares authorized; 43,300 and 10,300 issued and outstanding as of June 30, 2004 and September 30,
             2003; no liquidation preference                                   4,330           1,030
       Common stock; $.0001 par value; 500,000,000 shares authorized;
             141,594,931 and 113,722,021 issued and outstanding as of
              June 30, 2004 and September 30, 2003, respectively              14,065          11,372
       Additional paid-in capital                                         21,169,291      23,272,297
       Dividend payable                                                      (35,588)        (35,588)
       Discount on Preferred Stock                                                00          (3,958)
       Treasury Stock                                                       (117,400)       (117,400)
       Stock Subscriptions                                                   (65,000)     (3,815,000)
       Deferred employee stock option plan                                        --         (68,000)
       Deferred Financing Costs                                             (572,540)       (166,540)
       Accumulated deficit                                               (23,353,932)    (20,797,637)
                                                                        -------------   -------------
             Total deficit in stockholders' equity                        (2,954,748)     (1,716,655)
             Total liabilities and stockholders' deficit                $    758,705    $    642,381
                                                                        =============   =============

      SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                           2

                                    U.S. MICROBICS, INC., AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF
                                                  OPERATIONS

                                                          For the Nine                    For the Three
                                                      Months Ended June 30,            Months Ended June 30,
                                                -------------------------------   -------------------------------
                                                     2004             2003             2004             2003
                                                --------------   --------------   --------------   --------------
Revenues                                        $     251,231    $     418,772    $      70,738    $     139,117

Cost of revenues                                      234,987          262,206           59,933           87,300
                                                --------------   --------------   --------------   --------------

Gross profit                                           16,244          156,566           10,805           51,817

Selling, general and administrative expenses        2,736,126        3,397,394          858,210        1,022,450
                                                --------------   --------------   --------------   --------------

Loss from operations                               (2,719,882)      (3,240,828)        (847,405)        (970,633)

Other income (expense):
Interest expense                                     (104,277)         (62,713)          (7,907)         (21,694)
Realized Gain (loss) on Sale of Securities              7,063           98,203            7,063
Minority interest                                     260,801          155,621           80,886           35,226
                                                --------------   --------------   --------------   --------------
                                                      163,587          191,111           80,042           13,532

                                                --------------   --------------   --------------   --------------

Net Loss Before Income Taxes                       (2,556,295)      (3,049,717)        (767,363)        (957,101)

Income tax (benefit) expenses                              --               --               --               --
                                                --------------   --------------   --------------   --------------

Net loss                                        $  (2,556,295)   $  (3,049,717)   $    (767,363)   $    (957,101)
                                                ==============   ==============   ==============   ==============

Net loss per common share (basic and diluted)   $       (0.02)   $       (0.04)   $       (0.01)   $       (0.01)

Weighted average common shares outstanding        123,985,064       72,401,731      136,080,753       72,401,731

                SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                                      3

                               U.S. MICROBICS, INC., AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         For the Nine
                                                                                     Months Ended June 30,
                                                                                  ---------------------------
                                                                                      2004           2003
                                                                                  ------------   ------------

Cash Flows from Operating Activities:

                             Net Cash Used in Operating Activities                $  (619,946)   $(1,607,946)
                                                                                  ------------   ------------

                  Net Cash (Used in) Provided by Investing Activities                (137,990)       111,406
                                                                                  ------------   ------------

                         Net Cash Provided by Financing Activities                    749,349      1,457,408
                                                                                  ------------   ------------

   Net Decrease in Cash                                                               (8,587)        (39,132)

   Cash at Beginning of Period                                                         25,421         44,520
                                                                                  ------------   ------------

         Cash at End of Period                                                    $    16,834    $     5,388
                                                                                  ============   ============

                      Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in exchange
    for services                                                                     $ 618,028  $2,022,340
Common stock issued in exchange
    for compensation                                                                 $ 104,800  $       --
Common stock issued in exchange
    for accrued compensation                                                         $  28,500  $       --
Common stock issued for employee
    stock option plans                                                               $ 586,196  $       --
Convertible preferred stock issued for
    cost and letter of credit                                                        $ 314,720  $       --
Stock, stock options, and warrants in
    exchange for services by subsidiaries                                            $ 518,416  $       --
Employee stock option plan - unearned
    charged to operations                                                            $  68,000  $       --
Deferred financing cost on issuance
    of convertible preferred stock                                                   $(406,000)  $       --
Discount of preferred stock charged
    to operations                                                                    $   3,958  $       --

   Cash paid for:
       Interest                                                                   $        --    $     1,080
       Income                                                                     $        --    $        --
       taxes
       Dividends                                                                  $        --    $     2,170

           See accompanying footnotes to the unaudited consolidated condensed financial statements.

                                                            4

                      U.S. MICROBICS INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months, and three-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended September 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended December 31, 2003. The Company has no awards of stock-based employee compensation outstanding at June 30, 2004 and December 31, 2003.

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

NOTE B - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $.10 per share. The Company has reserved 100,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of June 30, 2004, there were 3,868 shares of Series II preferred stock, 522 shares of Series B preferred stock, 15,871 shares of Series C preferred stock, 43,300 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 5,958,389 shares of common stock.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

Preferred Stock (continued)

Preferred stock transactions during the nine months ended June 30, 2004

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

During March 2004, a Series C Convertible Preferred stockholder elected to convert 50 shares into 5,000 common shares of the Company.

During April 2004, a Series B Convertible Preferred stockholder elected to convert 5,000 shares into 1,250 common shares of the Company.

During June 2004, a Series II Convertible Preferred Stockholder elected to convert 2,375 shares into 1,188 common shares of the Company.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of June 30, 2004, the Company has issued and outstanding 141,594,931 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

During the nine months ended June 30, 2004, the Company issued an aggregate of 14,710,472 shares of common stock to consultants in exchange for a total of $618,028 of services and expenses incurred. These shares were valued at a weighted average of $0.04 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2004, the Company issued an aggregate of 2,480,000 shares of common stock to employees in exchange for a total of $104,800 of services rendered. These shares were valued at a weighted average of $0.04 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2004, the Company issued an aggregate of 1,000,000 shares of common stock to employees in settlement of accrued compensation of $28,500. These shares were valued at a weighted average of $0.03 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2004, the Company issued an aggregate of 12,900,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses.

During the nine months ended June 30, 2004, the Company cancelled an aggregate of 3,335,000 shares, as adjusted, of common stock to officers' and employees in settlement of subscription receivable of $3,815,000.

During the nine months ended June 30, 2004, the Company reinstated an aggregate of 110,000 shares of common stock to officers' and employees and recorded a subscription receivable of $65,000.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE C - MINORITY INTEREST

The Company's majority-owned subsidiary, Sub Surface Waste Management of Delaware, Inc, issued 7,974,266 shares of common stock and 218,000 shares of convertible preferred stock for total proceeds of $ 1,466,970. These transactions have resulted in increase of minority interest from approximately 18% to 28%.

For the nine months ended June 30, 2004, the minority shareholders' share of the losses (income) of majority-owned subsidiaries was:

                                                                        Amount
                                                                      ----------
USM Capital Group, Inc.                                               $(102,966)
Sub Surface Waste Management of Delaware, Inc.                          362,232
Sol-Tech Corporation                                                         61
Bio-Con Microbes                                                          1,474
                                                                      ----------
         Totals                                                       $ 260,801
                                                                      ==========

NOTE D - DEFERRED FINANCING COST

During nine months ended June 30, 2004, the Company issues 30,000 shares of Series D Convertible Preferred Stock to a stockholder of the Company in exchange for the shareholder providing a $305,000 letter of credit collateralizing the performance of a contractual obligation of the Company. The Company recognized a $305,000 deferred financing cost in connection with the placement of the letter of credit. The shareholder will return the shares to the Company upon maturity of the outstanding letter of credit. During the three months ended December 31, 2003, the Company's majority-owned subsidiary, Sub Surface Waste Management of Delaware, Inc. issued 50,000 shares of Series B Convertible Preferred Stock to a stockholder of the subsidiary in exchange for the shareholder providing a $101,000 letter of credit collateralizing the performance of a contractual obligation of the subsidiary. The subsidiary recognized a $101,000 deferred financing cost in connection with the placement of the letter of credit. The shareholder will return the shares to the Company upon maturity of the outstanding letter of credit.

The amount of the deferred financing costs at June 30, 2004, is $572,540.

NOTE E - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on it financial position, results of operations or liquidity.

NOTE F- SEGMENT INFORMATION

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2004 and 2003, the Company operated in the following two reportable segments:

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED JUNE, 2004 AND 2003
                                   (UNAUDITED)

The following table summarizes segment asset and operating balances by reportable segment.

                                                             FOR THE NINE
                                                         MONTHS ENDED JUNE 30,
                                                     ------------   ------------
                                                         2004           2003
                                                     ------------   ------------
     Net Sales to External Customers:
     Consulting and Financial Services               $    45,000    $    51,150
     Engineering Services                                206,231        367,622
     Corporate
                                                     ------------   ------------
     Total Sales to External Customers               $   251,231    $   418,772
                                                     ============   ============

     Depreciation and Amortization:
     Consulting and Financial Services               $        --    $        --
     Engineering Services                                  3,169          1,675
     Corporate                                            28,595         36,521
                                                     ------------   ------------
     Total Depreciation and Amortization             $    31,764    $    38,196
                                                     ============   ============

     General and Administrative Expense:
     Consulting and Financial Services               $   (11,889)   $    74,611
     Engineering Services                              1,319,703        787,467
     Corporate                                         1,404,534      2,535,316
                                                     ------------   ------------
     Total General and Administrative Expense        $ 2,736,126    $ 3,397,394
                                                     ============   ============

     Capital Expenditures:
     Consulting and Financial Services               $        --    $     3,446
     Engineering Services                                 16,901          8,851
     Corporate                                           121,088             --
                                                     ------------   ------------
     Total Capital Expenditures                      $   137,989    $    12,297
                                                     ============   ============

     Operating Income (Losses):
     Consulting and Financial Services               $    63,952    $  (23,461)
     Engineering Services                             (1,341,036)      (709,417)
     Corporate                                        (1,442,798)    (2,507,950)
                                                     ------------   ------------
     Total Segment Operating Losses                  $(2,719,882)   $(3,240,828)
                                                     ============   ============

     Segment Assets:
     Consulting and Financial Services               $    17,244    $    13,912
     Engineering Services                                520,093        522,545
     Corporate                                           221,368        110,544
                                                     ------------   ------------
     Total Segment Assets                            $   758,705    $   647,001
                                                     ============   ============

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                   THE COMPANY

U.S. Microbics, Inc. (the "Company" or "USMX") is building an environmental biotech company utilizing the proprietary microbial technology, bioremediation patents, knowledge, processes and unique microbial culture collection (collectively, the "Microbial Technology") developed over 30 years by the late George M. Robinson and his daughter Mery C. Robinson. The Company creates and markets proprietary microbial technologies that provide natural solutions to many of today's environmental problems. The Company's microbes or "bugs" can be used to breakdown various substances, including hydrocarbons, chlorinated solvents and certain water and soil contaminants when combined with engineered application solutions. The Company believes that it can build the foundation for the international commercialization of proprietary products and services based on the Microbial Technology for applications in the global bioremediation, water cleanup and agricultural markets. The Company is in the process of determining and obtaining the capital, personnel and manufacturing and distribution capacity necessary to commercialize the Microbial Technology.

The Company's primary objective is to establish itself as a provider of environmental technology and products to companies worldwide by utilizing a "Pay-for-Performance" philosophy, specifying solutions that treat the source of the problem, and concentrating on niche markets which offer above normal profit potential. To achieve this objective, the Company intends to focus its strategy on the following three elements: (i) developing core engineering and project management services, microbe manufacturing and research and development services that support all subsidiaries; (ii) validating the technology using actual customer demonstration sites, approved governmental work plans, and third party certified results showing solutions to be "better-faster-cheaper"; and (iii) providing the technology and engineering services to direct customers or licensing the use of the technology to third parties for use in specific niche markets and territories.

The Company's ability to achieve its objectives is highly dependent, among other factors, raising the necessary capital to continue implementing its biotechnology solutions and obtaining performance bonds or letters of credits where required. The Company intends to raise additional working capital through the sale of common stock through its equity line, through private placements in its subsidiaries, through issuance of preferred stock or debt, through third party technology licensing arrangements for niche market or specific territory use, and through the sale of assets consisting of stock in merger/spin-off companies. There can be no assurance that the Company will raise such capital on terms acceptable to the Company, if at all. The Company's failure to obtain adequate financing may jeopardize its existence. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2003 AND THREE MONTHS ENDED JUNE 30, 2003.

The Company had revenues of $ 251,231 during the nine months ended June 30, 2004, a 40% decrease as compared to $418,772 of revenues for the same period in fiscal 2003. The Company had revenue of $ 70,738 during the three months ended June 30, 2004, a 49% decrease as compared to $139,117 of revenue for the same period in fiscal 2003. The decrease is a result of completion of remediation contracts in the State of South Carolina.

Revenues for the nine months, and three months ended June 30, 2004 and 2003 consisted primarily of contracts for bio-remediation of hydrocarbons in contaminated soil and ground water. The cost of revenues was $234,987 as of June 30, 2004, compared to $262,206 as of June 30, 2003.

For the nine months ended June 30, 2004, the Company has a gross income of $16,244 (6% of revenue) compared to a gross income of $156,566 (37% of revenue) for the nine months ended June 30, 2003.

Selling, general and administrative ("SG&A") expenses for the first three quarters of fiscal year 2004 totaled $2,736,126 compared to $3,397,394 for the same period in fiscal year 2003. SG&A expenses for the quarter ended June 30, 2004, were $858,210 compared to $1,022,450 for the quarter ended June 30, 2003. The decrease in SG&A expenses were $661,268 (19%) and $164,240 (16%) respectively for the nine months and three months ended June 30, 2004, compared to the same periods in the prior fiscal year. The changes is primarily due decreases in occupancy, legal and consulting. SG&A expenses for the first three quarters of fiscal year 2004 consisted of occupancy, payroll, accounting, and legal, consulting, and public relations expenses.

The Company incurred a net loss of $2,556,295 and had negative cash flows from operations of $619,946 for the nine months ended June 30, 2004, compared to a net loss of $3,049,717 and negative cash flows from operations of $1,607,946 for the nine months ended June 30, 2003. The decrease in net loss of $493,422 from the nine months ended June 30, 2004, compared to June 30, 2003, was primarily due to common stock issued to consultants for services and decreased payroll costs. Basic and diluted net loss per share was $(.02) for the nine months ended June 30, 2004.compared to $(.04) for the nine months ended June 30, 2003. The decrease was due to lower net loss and increase in average shares outstanding to 123,985,064 for the nine months ended June 30, 2004, compared to 72,401,731 for the corresponding nine months ended June 30, 2003.

The Company is expecting the revenues for the year ended September 30, 2004, to be less that the prior fiscal year. In order to continue implementing the Company's strategic plan, the Company is planning on raising up to $500,000 from a private placement through its subsidiary Sub Surface Waste Management of Delaware, Inc. during the fourth quarter of fiscal 2004. The funds are targeted primarily for funding contract costs, expansion of the marketing effort and for the acquisition of companies that will increase revenues, cash flow and profits. There can be no assurance that the Company or SSWM will be able to raise such capital on acceptable terms. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

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

SEGMENT REPORTING
-----------------

         The Company's two reportable segments are managed separately based on fundamental differences in their operations. During the nine months ended 2004 and 2003 respectively , the Company operated in the following two reportable segments:

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

         The following table summarizes segment operations:

The following table summarizes segment operations:

                                                      FOR THE NINE
                                                  MONTHS ENDED JUNE 30,
                                                 2004                2003
                                              ------------      ------------
Net Sales to External Customers:
Consulting and Financial Services             $    45,000       $    51,150
Engineering Services                              206,231           367,622
Corporate
                                              ------------      ------------
Total Sales to External Customers             $   251,231       $   418,772
                                              ============      ============

Depreciation and Amortization:
Consulting and Financial Services             $        --       $        --
Engineering Services                                3,169             1,675
Corporate                                          28,595            36,521
                                              ------------      ------------
Total Depreciation and Amortization           $    31,764       $    38,196
                                              ============      ============

General and Administrative Expense:
Consulting and Financial Services             $   (11,889)      $    74,611
Engineering Services                            1,319,703            787,467
Corporate                                       1,404,534         2,535,316
                                              ------------      ------------
Total General and Administrative Expense      $ 2,736,126       $ 3,397,394
                                              ============      ============

Capital Expenditures:
Consulting and Financial Services             $        --       $     3,446
Engineering Services                               16,901             8,851
Corporate                                         121,088                --
                                              ------------      ------------
Total Capital Expenditures                    $   137,989       $    12,297
                                              ============      ============

Operating  Income (Losses):
Consulting and Financial Services             $    63,952       $   (23,461)
Engineering Services                           (1,341,036)         (709,417)
Corporate                                      (1,442,798)       (2,507,950)
                                              ------------      ------------
Total Segment Operating Losses                $(2,719,882)      $(3,240,828)
                                              ============      ============

Segment Assets:
Consulting and Financial Services             $    17,244       $    13,912
Engineering Services                              520,093           522,545
Corporate                                         221,368           110,544
                                              ------------      ------------
Total Segment Assets                          $   758,705       $   647,001
                                              ============      ============

In the nine months ended June 30, 2004, these two segments accounted for all of the revenue of the Company. The Company is striving to increase revenue in both segments without a proportionate increase in general and administrative expenses in either segment.

Consulting and Financial Services net sales were 45,000 for the nine months ended June 30, 2004 compared to 51,150 for the nine months ended June 30, 2003. The 6,150 decrease was primarily due to a decrease in consulting income.

Engineering Services revenue for the nine months ended June 30, 2004 was 206,231 compared to 367,622 for the nine months ended June 30, 2003. This decrease of 161,391 was primarily a result of completion of remediation contracts in the State of South Carolina.

For the nine months ended June 30, 2004 the Consulting and Financial Services segment showed an operating income of $ 63,952 compared to a loss of 23,461 for the nine months ended June 30, 2003. The increase in operating income was as a result of an adjustment to reduce accrued general and administrative expenses.

Consulting and Financial Services general and administrative expenses decreased by 86,500 and was a result of an adjustment to general and administrative expenses.

Engineering Services general and administrative expense increases were attributed to increases in accounting, professional and consulting fees as a result of compliance with Sarbanes-Oxley Act of 2002.

Corporate general and administrative expenses decreased by approximately 1,130,000 due to reductions in occupancy, legal and consulting fees.

During the nine month ended June 30, 2004 the increase in capital expenditures of approximately 138,000 was primarily due to the purchase of a new computer system.

For nine months ended June 30, 2004 the Engineering Services Segment has a loss of 1,341,036 compared to a loss of 709,417 for the nine months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $16,834 and $25,421 at June 30, 2004, and September 30, 2003, respectively. Net cash used in operations was $ (619,946) for the nine months ended June 30, 2004, compared to $(1,607,946) for the comparable period in the prior fiscal year.

During the nine months ended June 30, 2004, the Company raised $574,279 net of placement fees of approximately $11,500, from issuance of common stock through private placements and $91,795 from related parties. As of June 30, 2004, the Company has negative working capital of $1,768,766 as compared to negative working capital of $1,323,884 as of September 30, 2003. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements.

Of the $1,884,128 in accounts payable and accrued expenses, approximately $680,000 is over 6 months past due as of June 30, 2004. There is a possibility that trade vendors may file lawsuits for non-payment. If such lawsuits are filed, management resources and funds would be diverted from operating activities.

On March 14, 2000, the Company entered into an investment agreement to sell up to $35 million of the Company's common stock to Swartz Private Equity, LLC ("Swartz"). In conjunction with the agreement, the Company registered 20,000,000 shares of its common stock on the Securities and Exchange Commission Form SB-2 Registration Statement. The equity line expired in August of 2003.

Since September 1998, the Company has raised approximately $20,050,000 principally through private placements of equity securities and debt. There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

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

Inflation

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

Application of Critical Accounting Policies

On June 30, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a Company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the Company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a Company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the financial statements.

Non-GAAP Financial Measures

The financial statements appearing in this quarterly report on Form 10-QSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

New Accounting Pronouncements

In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as revised December 2003. This interpretation of Accounting Research Bulletin No. 51, Condensed Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 did not have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

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

For the nine months ended June 30, 2004, the Company has generated revenues of $251,231. During this same period, the Company incurred a net loss of $2,556,295 and had negative cash flows from operations of $619,946. As of June 30, 2004, the Company has an accumulated deficit of $23,353,932.

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

Cautionary Factors That May Affect Future Results

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Potential fluctuations in quarterly operating results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the bioremediation industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

Management of Potential Growth

We anticipate rapid growth, which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the fiscal quarter ending on June 30, 2004. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions

In April 2004, the Company issued 120,039 shares of restricted common stock to a consultant in exchange for services. The transaction was valued at approximately $0.042 per share. The total value of the transaction was $5,042.

In May 2004, the Company issued 196,400 shares of restricted common stock to a consultants in exchange for services. This transactions were valued at approximately $0.028 per share. The total value of the transactions was $5,499.

In June 2004, the Company issued 272,961 shares of restricted common stock to a consultants in exchange for services. This transactions were valued at approximately $0.021 per share. The total value of the transactions was $5,732.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        Subsequent events:

Equity Financing
----------------

Sub Surface Waste Management of Delaware, Inc., ("SSWM") a subsidiary, has entered into an agreement with Fusion Capital Fund II, LLC a Chicago based institutional investor, whereby Fusion Capital shall buy up to $6.0 million of the Company's common stock. The proceeds of the financing will be used to retire debt, complete acquisitions and provide working capital.

Under terms of the agreement, Fusion Capital has agreed to purchase from the Company up to $6.0 million of SSWM's common stock over a 24-month period. Specifically, after the Securities & Exchange Commission has declared effective a registration statement, each month SSWM has the right to sell to Fusion Capital $250,000 of its common stock at a purchase price based upon the market price of the Company's common stock on the date of each sale without any fixed discount to the market price. At SSWM's sole option, Fusion Capital can be required to purchase lesser or greater amounts of common stock each month up to $6.0 million in the aggregate. The Company has the right to control the timing and the amount of stock sold to Fusion Capital. SSWM has the right to terminate the agreement at any time without any additional cost. SSWM also has the right, at its election to enter into a new agreement with Fusion Capital under which Fusion Capital would be required to purchase up to $6.0 million of SSWM common stock on the same terms and conditions as the original agreement.

Promissory Note
---------------

On August 4, 2004, SSWM borrowed $200,000 capital under a convertible promissory note with Fusion Capital. The interest rate is 10% per annum with a maturity date of January 31, 2005. The holder of this note has the right, at its option, to convert the principal plus accrued interest into common stock of the Company at a conversion price equal to $0.25 per share for any conversion occurring on or prior to the maturity date, or at a price equal to the lesser of (i) 50% of the average of the three lowest closing sale prices of the common shares during the twelve trading days prior to the submission of a conversion notice or (ii) $0.25 per share, for any conversion occurring after the maturity date. In an event of default, the interest rate shall be increased to 15 per annum.

The holder of the note also received a warrant to purchase 250,000 shares of the Company's common stock for a period of 5 years at a price of $0.275 per share. The warrant has a provision for cashless exercise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         3.1     Articles of Incorporation, as amended.

         3.2     Bylaws, as amended.

         10.1 Lease Agreement, dated as of July 14, 1998, by and among the Company and each of Ridgecrest Properties, R and B Properties and Hindry West Development.(1)

         10.2 Employment Agreement, effective as of October 1, 1998, between Robert C. Brehm and the Registrant.(1)

         10.3 Employment Agreement, effective as of October 1, 1998, between Mery C. Robinson and the Registrant.(1)

         10.4 Stock for Stock Acquisition Agreement, effective as of August 31, 1997, among XyclonyX, Mery C. Robinson and the Registrant.(1)

         10.5 Technology License Agreement, effective as of March 1, 1998, between XyclonyX and West Coast Fermentation Center.(1)

         10.6 Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Sub-Surface Waste Management, Inc. (1)

         10.7 Technology License Agreement, effective as of August 21, 1997, among XyclonyX and Mery C. Robinson, Dominic J. Colasito and Alvin J. Smith. (1)

         10.8 Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Bio-Con Microbes, Inc.(1)

         10.9 Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Sol-Tech Corporation.(1)

         10.10 Product Line License Agreement effective May 24, 1999, between Sub-Surface Waste Management, Inc. and Builders Referral, Inc.(2)

         21      Subsidiaries of the Registrant.(1)

         31.1 Certification of Robert C. Brehm pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Robert C. Brehm pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

_______________________
(1) Previously filed as an exhibit to our report on Form 10-KSB filed with the SEC on February 8, 1999, and incorporated herein by this reference.
(2) Previously filed as an exhibit to our report on Form 10-QSB filed with the SEC on August 16, 1999, and incorporated herein by this reference.
_______________________

(b) Reports on From 8-K.

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                           U.S. MICROBICS, INC.

Date: August 20, 2004                      By: /s/ Robert C. Brehm
                                               ---------------------------------
                                           Robert C. Brehm, President and Chief
                                           Executive Officer

Date: August 20, 2004                      By: /s/ Conrad Nagel
                                               ---------------------------------
                                           Conrad Nagel, Chief Financial Officer