Form 10KSB
period 2004-09-30
US MICROBICS INC
filed 2005-03-17
CIK 774454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           __________________________

                                   FORM 10-KSB
(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934
       For the year fiscal year ended September 30, 2004

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended September 30, 2004: $
419,318

         Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $4,385,410.

         Common Stock, $0.0001 par value per share 168,544,652 shares outstanding as of March 5, 2005.

         Documents Incorporated by Reference: None.

         Transitional Small Business Disclosure Format (check one):
                                 YES [X] NO [ ]



                                                         TABLE OF CONTENTS

PART I            ..............................................................................................       1

      Item 1.     Description of Business.......................................................................       1
      Item 2.     Description of Property.......................................................................      20
      Item 3.     Legal Proceedings.............................................................................      20
      Item 4.     Submission of Matters to a Vote of Security Holders...........................................      20

PART II           ..............................................................................................      21

      Item 5.     Market for Common Equity and Related Shareholder Matters......................................      21
      Item 6.     Management's Discussion and Analysis and Plan of Operation....................................      24
      Item 7.     Financial Statements..........................................................................     F-1

PART III          ..............................................................................................      32

      Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.........      32
      Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act.............................................................      33
      Item 10.    Executive Compensation........................................................................      36
      Item 11.    Security Ownership of Certain Beneficial Owners and Management................................      38
      Item 12.    Certain Relationships and Related Transactions................................................      40
      Item 13.    Exhibits......................................................................................      40
      Item 14.    Principal Accountant Fees and Services........................................................      42

SIGNATURES        ..............................................................................................      43


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

USM CAPITAL Group, Inc. is the financial services division that assists in the financing and development of USM Solutions companies and additional equity holdings primarily in environmental industry companies desiring to go public. USM Capital provides management consulting, administrative services and investor relations services to its clients.

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

To help solve the financial problem, U.S. Microbics established the USM Capital Group, Inc. ("UCGI") subsidiary to help with project financing, creating bonding collateral and generating additional cash flow to support USM Solutions companies. In addition, SSWM turned to teaming agreements with companies with sufficient financial capability to enter the markets developed by SSWM. In this manner SSWM provides added value for its licensees by supplying engineering services, and patented technology and microbial products.

USM Capital Group, Inc. (UCGI) is raising additional working capital to support USM Solutions companies by (1) Generating management consulting services revenue, (2) Selling stock in client companies obtained for services in taking them public, and (3) Providing Administrative Services and Investor Relations services to client companies. UCGI also facilitates the exchange of technologies and customers with SSWM and its client companies thus providing new technology licensees and new products for sale by SSWM. While UCGI ramps up its capital raising, U.S. Microbics continues to raise working capital through the sale of shares of its Common Stock ("Common Stock") and preferred stock or debt and private placement offerings of its subsidiaries. There can be no assurance that U.S. Microbics, or its subsidiaries, will raise such capital on terms acceptable to it, if at all. U.S. Microbics' failure to obtain adequate financing may jeopardize its existence. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

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

XyclonyX has assembled the following team of technical advisors to assist with its operations:

                  Dominic Colasito, Ph.D. -microbiologist and co-patent holder of BIO-RAPTOR(TM) with extensive fermentation and field application experience; and

                  Jack Smith, -co-patent holder of BIO-RAPTOR(TM) with extensive field experience in microbial bioremediation for various applications including agricultural use.

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

SUB-SURFACE WASTE MANAGEMENT OF DELAWARE, INC.

         Sub-Surface Waste Management of Delaware, Inc. (SSWM) provides comprehensive civil and environmental engineering project management services including specialists to design, permit, build and operate environmental waste clean-up treatment systems using conventional, biological and filtration technologies. SSWM is capitalizing on its licensed patent and patent-pending technology by forming strategic alliances and joint ventures with well-established engineering firms. SSWM is also pursuing private acquisition candidates with existing revenue, profits and positive cash flow to enhance shareholder value.

         Overview
         --------

SSWM engages in providing remedial engineer service including developing, manufacturing and operating remediation solutions services and systems for clean up of environmentally adversely impacted soil and/or surface water, and groundwater, treatment of polluted water and industrial waste water streams and the bio-recycling of spent activated carbon filtration media. The treatments may be made directly to the contaminated soil or groundwater in the location at which the contamination was found ("in situ"), using wells and subsurface delivery/extraction points to administer SSWM's proprietary microbial blends for bioremediation of various waste streams, or the treatments may require excavation of contaminated soil or pumping of groundwater ("ex situ"), treating polluted water and industrial waste water streams through a bio-reactor and washing activated carbon filtration media with microbes with SSWM providing technical engineering consultation and microbial blends to its teaming partners and/or executing the work directly as a contractor. We also provide comprehensive civil and environmental engineering project management services including specialists to design, permit, build and operate environmental waste clean-up treatment systems using conventional, biological and filtration technologies.

History

SSWM was incorporated under the laws of the state of Utah on January 30, 1986 and was re-domiciled in the State of Delaware in February, 2001 under the name of Covingham Capital Corporation ("Covingham"). Covingham was an inactive publicly registered shell corporation with no significant assets or operations. On December 13, 2002, Covingham entered into a Capital Stock Exchange Agreement ("Agreement") with the stockholders of Sub Surface Waste Management, Inc. ("SSWM"), a wholly-owned subsidiary of U.S. Microbics, Inc. organized under the laws of the State of Nevada. Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by SSWM stockholders were exchanged for an aggregate of 10,774,000 shares of the Covingham's common stock and 5,360,000 shares of the Covingham's Series A Convertible Preferred stock.

Following the consummation of the Capital Stock Exchange Agreement, in December of 2002, Covingham's name was changed to Sub Surface Waste Management of Delaware, Inc.

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

         Today, the remediation or cleanup of hazardous materials from the environment represents a $50 billion service industry and is a part of the approximately $205 billion spent annually in the U.S. for all environmental related products and services (source Environmental Business Journal(R)). While the terms "remediate" and "clean-up" are often applied interchangeably, they are defined differently. "Remediation" is the removal or treatment of hazardous contaminants to levels or standards imposed by regulatory agencies, which may neither restore the site to "pristine" condition, nor to the condition existing prior to the activities causing the contamination. The remediation levels or standards established by regulatory agencies are primarily based upon health risk assessments. These risk assessments analyze the danger to public health and safety from various exposures to the contaminants discovered. The risks of exposure, plus the severity of the exposure itself, are the principal factors in determining the remediation standards. "Clean-up" of a site, however, achieves levels of contamination at or below the detectable level required by regulatory agencies. When this is possible, land use opportunities improve, thereby enhancing the economic benefits to be derived from the property.

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

MISSION

         As of the end of the year 2004, contaminated during the last 20 years only a fraction of cleanup sites have met and received regulatory agency closure. SSWM's goal is to take advantage of changes in the environmental remediation market from traditional remediation technologies, which are costly and time-consuming, to bioremediation technology, which SSWM believes is state of the art. Clients in the oil and gas, transportation, land development, and petro-chemical industries are interested in source eliminating technologies, such as bioremediation, to treat contaminated property in a timely and cost effective manner.

         Specifically, SSWM's mission is to become the leading bioremediation expert in the on-site treatment of impacted soils and groundwater, treatment of polluted water and industrial waste water streams and bio-recycling of spent carbon filtration media using proprietary and conventional microbial blends under its patented treatment processes, for both traditional toxic materials and newly emerging urgent issues such as perchlorates.


REMEDIATION SERVICES AND PRODUCTS

         SSWM provides engineered remediation solutions for cleanup of toxic waste releases to soil and/or groundwater. To date, these services have been sold principally in the United States. In August 2004 SSWM's teaming partner Grupo Bartlett, S.A. de C.V. secured a registration license for its U.S. patented treatment systems with SEMARNAT, the environmental protection agency of the federal government of Mexico. This license allows SSWM through its teaming partner to apply its technology solution for pollution cleanup contracts throughout Mexico. Only registered license technologies can be used by contractors in Mexico to address toxic cleanups approved by SEMARNAT. Our license is one of the five remediation technology systems approved and only bio-remediation system. Treatment may be in situ, using wells and subsurface delivery/extraction points to administer SSWM's proprietary microbial blends for bioremediation of various waste streams. SSWM also provides ex situ treatment services using its Bio-Raptor system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed.

         SSWM's products consist of unique collections of microbial cultures developed over a thirty-year period and licensed to SSWM by XyclonyX, a subsidiary of U.S. Microbics, Inc. SSWM uses these cultured specific microbial blends to address specific identified wastes. SSWM's in-house technicians work with an assigned Project Engineer to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements.

Some of the past uses of SSWM's products and processes include, but are not limited to, the following:

         o In situ bioremediation of underground contaminants in soil and/or groundwater;

         o        Ex situ bioremediation of contaminants;

         o        Biorecycling of spent activated carbon filtration media; and

         o Open-water (both fresh and marine) containment/treatment bioremediation.

         SSWM's remediation technologies, including those currently being developed, meet the requirements of the various industries as well as the EPA provisions for application of naturally occurring and non-genetically modified microbes. Management believes that SSWM's products are superior to existing technologies in terms of energy efficiency, ease of manufacturing, breadth of usefulness and cost. The XyclonyX microbial products have received approval as "relatively safe" from the U.S. Department of Agriculture, its highest rating.

BIO-RAPTOR(TM)

         Bio-Raptor(TM) is SSWM's patented ex-situ bioremediation treatment system for cleaning up hydrocarbon-contaminated soil. The Bio-Raptor(TM) screens and treats soil contamination on-site, thereby reducing costs, maximizing material treatment surface area and aeration, reducing retention time, minimizing potential liability through on-site treatment and eliminating contaminant transportation-related risks and site downtime.

         Bio-Raptor(TM) has high-throughputs of up to 500 tons per hour with larger and smaller customized models engineered to fit specific site remediation requirements. SSWM has signed a Technology License Agreement with an affiliate, Xyclonyx, granting SSWM a sub-license to use products, technical information and patent processes related to the Bio-Raptor(TM).

BAC(TM) & BIO-GAC(TM)

         BAC(TM) and BioGAC(TM) are our biorecycling technologies used to reactivate or extend the service life of on-line activated carbon filtration media used to control toxic pollutant emissions from both air and water waste streams. Examples include gasoline and diesel tank storage air filter systems and industrial waste water filters that feed the publicly owned treatment system.


PROPRIETARY MICROBIAL BLENDS

         SSWM purchases blends from an affiliate, West Coast Fermentation Center, which manufactures and uses its own microbial blends for bioremediation purposes. These blends include the following products:

         MTBECTOMY(TM) - Formulated specifically to address the need for rapid remediation of MTBE and its daughter products such as TBA. MTBEctomy(TM) is injected directly into impacted soil & groundwater resources to bioremediate the gasoline fraction containing MTBE in situ for underground leakage and cleanup of gasoline/fuel containment vessels (e.g. gasoline station tanks, etc.). SSWM is currently the only licensee of this process for in situ treatment of petroleum contamination.

         REMEDILINE(TM)-30XH - Formulated to deal effectively with the heavy, tarry types of oils, coal tars, and organic sludges. This product is particularly well suited for phenolic and other aromatic chemical structure wastes. Usually the product of choice for coking and wood preserving wastes.

         REMEDILINE(TM)-30XFA - Biological above ground site remediation process.

         The foregoing blends can also be customized, depending upon the waste stream to be treated. Tougher waste streams require more expensive, customized blends and SSWM can charge higher costs per ton for treatment.

TECHNOLOGY LICENSING

         In special circumstances or where economic incentives exist for it to do so, SSWM has licensed its technology and services to qualified entities. Most recently, Grupo Bartlett, S.A. de C.V., a provider of engineering and technological services with continuous project presence in Mexico for over ten years.

         SSWM will continue to enter into teaming agreements for its licensed technology and services as a core business strategy. SSWM is actively seeking licensees in the European Union and in South and East Asia. As in the U.S., SSWM's technology can be licensed to property developers, major oil companies, equipment manufacturers, toxic and hazardous waste generators, and remediation companies.

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

         Furthermore remediation, once implemented, is not unchanging. Property is assessed for risk based upon its proposed uses. Changed uses or changing scientific health data regarding the dangers associated with particular exposures may also change the remediation standards for the property. For example, in recent years, dangers associated with exposure to MTBE and chlorinated solvents in potable groundwater have created an increased need for definitive treatment technologies. SSWM's bioremediation applications technology enables its clients to address changing remediation standards by up-grading existing installed treatment systems and/or in situ source removal.

         Many businesses generate contamination as a byproduct of their processes. For example, SSWM estimates that there are approximately 17,000 active dry cleaning facilities in the U.S. that contain some level of contamination. SSWM estimates that conventional technology costs for cleanup range from $100,000 to $2,000,000 per site. SSWM believes that its biotechnology could save the dry cleaning industry up to 50% of the cost of conventional solutions and significantly shorten the cleanup time for on-site treatment.

         SSWM's patented in-situ application of all-natural, non-genetically engineered bacteria has successfully proven to remediate dry cleaner solvents containing tetrachloroethene (PCE or PERC). In a One Hour Martinizing(TM) site located in southeastern Michigan, during a period of approximately 90 days SSWM's solution removed more than 60% of the volatile organic compounds, commonly known as VOCs, detected in the soil prior to treatment. Aside from removing the VOCs, SSWM's technology generated non-detectable levels of vinyl chloride and methyl chloride during the remediation processes. SSWM believes that this result is far superior to conventional methods of remediation and cleanup.

         Underground storage tanks also pose a major problem in the U.S. due to the disastrous effects of leakage into soil and/or groundwater systems, creating a direct pathway to humans and livestock from potable water resources. MTBE and petroleum hydrocarbons are toxic to humans and both state and federal regulatory agencies require these wastes to be immediately cleaned up. The vast number of tanks, tank farms, terminals and refineries and their proximity to people is illustrated in the following facts, taken from Superfund documents:

         o Through December 2003 , states most recently reported to the U.S. EPA 412,000 confirmed retail gasoline station releases, includes active and closed.

         o MTBE remains persistent in groundwater drinking supplies after gasoline cleanup. SOURCE: USEPA

         o 180,567 active retail gasoline stations in the U.S. Of these, 73% had reported releases with MTBE.

         o        MTBE has become a ubiquitous groundwater contaminant. SOURCE:
                  AMERICAN PETROLEUM INSTITUTE

         MTBE has become the real problem in leaking underground storage tank remediation as this ether based clean fuel additive product moves exponentially through soils and groundwater, outdistancing gasoline constituents that typically cling to soils and remain perched atop groundwater regimes. Conventional mechanical extraction technologies are unable to remove MTBE concentrations sufficient to achieve site closure.

         Even after the cleanup and upgrade of leaking underground storage tanks, residual waste and new waste continue to drive the industry forward toward remediation, cleanup, and source reduction.

         In addition to the basic needs of environmental management and remediation of hazardous and toxic sites, wastewater treatment will continue to expand as urban growth in the 21st century puts ever-greater pressure on limited water resources. Management believes that SSWM's engineering applications can assist the wastewater treatment industry to further reduce processed water consumption through incorporation of microbial treatment with membrane filtration and reverse osmosis technologies.

         Management believes that both large corporations and small, independent entrepreneurs can benefit from SSWM's engineering services, proprietary microbial products and patented treatment application processes for in situ and ex situ clean up of environmental impacts to soil and groundwater and for bio-recycling of spent activated carbon filtration media. Examples include:

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

         o SPECIALTY ENVIRONMENTAL REMEDIATION COMPANIES, which have not been previously exploited (for example, hydrocarbon waste stream treatment at the municipal waste treatment facility, emergency cleanup response companies, open-water clean-up, habitat restoration in environmentally sensitive locals, etc.).

         o COMPANIES WHO WANT TO REPLACE EXISTING, LESS EFFICIENT TREATMENT TECHNOLOGIES IN THEIR RESPECTIVE NICHE MARKETS, for example, agricultural processors, paper and cellulose waste-stream producers, golf courses, poultry, pork, beef, and fish processors, and medical and hospitality waste-streams, to reduce their environmental disposal problems.

         SSWM's representative clients include, UNOCAL, BARMAC (Brown & Root, McDermott), BP-ARCO, Chevron, Allied Waste Company, American Industrial Manufacturing Services (Denso North America), Attorneys Pepper Hamilton, LLP, Caratron Industries, Inc., and Horsehead Industries, Signal Hill Petroleum, Global Solutions, Inc. & Fletcher Oil Co., LLC, Hopkins Real Estate Group, The Arthur Pearlman Group, One Hour Martinizing(TM), Applied Technical Solutions, ATC Associates, Enviro-Sciences and S&ME Consulting Engineers, ISE (InSinkErator), City of Chula Vista, CA, MFG/Tetra Tech, Grupo Protexa de Mexico, Charles Taylor Consultants of Mexico (Agents for Lloyd's of London Insurance Underwriters) and the South Carolina Department of Health & Environmental Control.

COMPETITION

         There are various methods that can be used to remediate soil. A comparison of these methods and the advantages and disadvantages of each method is shown in the table below.

----------------------------------------------------------------------------------------------------------------------------
                                             ALTERNATIVE REMEDIATION METHODS
----------------------------------------------------------------------------------------------------------------------------
METHOD                     PRO                                         CON
Thermal Description        Works for gasoline and light                Low temperature heat only removes volatile
                           hydrocarbons.                               constituents.

Incineration               At high temperatures, can sufficiently      Expensive excavation. Can generate more hazardous
                           burn most compounds.                        compounds.
                           Works for light hydrocarbons.               Projects can last many years. Expensive. Doesn't
                                                                       remediate heavy fuels.

Vapor Extraction           Works for light hydrocarbons. Can be        Lengthy time frames. Doesn't work for heavy
                           inexpensive.                                Bio-venting fuels.





Air Sparging               Works for light hydrocarbons.               Lengthy time frames. Doesn't work for heavy fuels.
                                                                       Treatment can take many years. Expensive. Carbon
                                                                       Filters often become obstructed.

Pump and Treat             Unobtrusive method.                         Carbon Filters must be recycled and waste disposed
                                                                       in traditional landfill.

Landfill Disposal          Contamination no longer is on your          You are now legally responsible for the ENTIRE
                           property.                                   landfill.

Bio-stimulation            Can be inexpensive.                         Can last longer than Pump and Treat methods.

Bio-augmentation           Inexpensive. Can remediate all              Can last several months but remediates at the source.
                           contaminants. Unobtrusive.
----------------------------------------------------------------------------------------------------------------------------

         The costs of the most popular treatment methods are shown below. The range of costs is based on types of wastes, their concentrations and the status of local or state and federal regulatory permit conditions at time of disposal:

TREATMENT METHOD                                 COSTS PER GALLON OR TON
------------------------------------------------------------------------

Pump and treat with carbon                        @ 5 GPM, $.04-$.06 per gallon
Landfill disposal (if available)                  $25-$100 per ton plus tax,
                                                    transportation and licenses
Mobile Incineration (on site)                     $150-$400 per ton
Fixed Incineration (on site)                      $300-$1,000 per ton
Stabilization/fixation                            $100-$200 per ton

On Site (ex situ) Treatment by SSWM with Bio-GAC(TM) and the Bio-Raptor(TM)
---------------------------------------------------------------------------
System
------

Bio-GAC(TM)                                       @ 5GPM, $.025-.03 per gallon
Bioremediation (bio-augmentation)                 $15 to $100 per ton

         SSWM's licensed microbial cultures were created by George Robinson. George Robinson empirically derived many new custom blends that have benefits that SSWM believes have never been duplicated in similar treatment quantities. Management believes that the ultra-high count fermentation methods in George Robinson's custom blends yield microorganism counts that may be unmatched in the industry. Consequently, the concentrated fermentation product can be highly effective in small quantities. Management believes that these unique blends are often more effective than many of the blends of SSWM's competitors. Management believes that the unique blends, high microorganism counts, and extensive applications histories gives SSWM a competitive edge over other providers of bioremediation services.

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

         SSWM believes that it can establish a competitive edge in the bioremediation market for two primary reasons. First, because SSWM is majority-owned by a microorganism manufacturer, management believes that it can favorably compete in pricing with any distributor and/or contractor. SSWM has licensed a patented process and proprietary microbial products, unavailable to others, for a wide range of toxics. Second, because it has in-house engineering ability, SSWM is able to execute remediation projects for its customers using these custom microbial blends not available to competitors.

         One of SSWM's most innovative ideas is the concept of "Pay-for-Performance". Instead of paying for SSWM's services through with industry standard "Pay-for-Effort" or time & material contracts and fixed unit price contracts, the client pays for the remediation services only when the site attains milestone interim and final closure approval by a regulatory agency. SSWM's work for the South Carolina Department of Health and Environmental

Control's Leaking Underground Storage Tank Fund is the nation's first such "pay for performance" contract program. Management believes that the risk in entering into these contracts to regulatory agency closure will be offset with higher profit margins that SSWM believes will be realized as a result of the reduction in time and expense related to attaining site closures via its aggressive bio-augmentation process supported by a captive fermentation capability. Bioremediation is competitive in both time and cost when compared with conventional pump and treat, thermal or landfill disposal technology.

INTELLECTUAL PROPERTY

         SSWM is the sub-licensee of XyclonyX, an affiliate, of two patents, one for a method of treating hydrocarbon spills and one for a method of treating hydrocarbon contaminated soil and a patent pending for the "treatment of contaminated activated charcoal." XyclonyX is a licensee of the inventors for all these patents. These patents were issued on August 13, 1991 and August 2, 1994 with the patent pending filed January 18, 2002.

         SSWM's Chief Engineer Behzad Mirzayi, P.E. in conjunction with XyclonyX developed the BAC(TM) and BioGAC(TM) carbon recycling technology that has been Patent Pending since first filed January 2002 with the U.S. Patent and Trademark Office. Once this patent is approved, SSWM will formalize an additional sub-license agreement with XyclonyX at that time.

         During the past two years the Company has done a minimal amount of basic research and development amounting to less than $50,000 in each fiscal year. The Company plans to spend approximately $100,000 on research and development over the next fiscal year, integrating its engineering services with historical application research provided by George Robinson to incorporate new waste treatments into its final engineering design for customer project work. USM CAPITAL COMPANIES

USM Capital Group, Inc.

USM Capital Group, Inc. (UCGI) was incorporated in the State of Nevada, June 7, 2002. UCGI and has generated revenues and cash flow supporting USM Solutions companies by (1) Generating revenues in exchange for providing consulting services to clients, (2) Selling stock in client companies obtained for services in exchange for providing financial advisory services in connection with public offering and registrations , and (3) Providing Administrative Services Investor Relations services to client companies. UCGI also facilitates the exchange of technologies and customers with SSWM and its client companies thus providing new technology licensees and new products for sale by SSWM.

Human Resources
---------------

As of September 30, 2004, U.S. Microbics had 10 full-time employees and 6 full-time and part-time consultants, for a combined total of 16 employees and consultants. U.S. Microbics' personnel are employed as follows: 4 in administrative functions; 8 in production support and engineering; 2 in mergers and acquisitions, and 2 in business development and promotion. During fiscal year 2005, U.S. Microbics intends to hire additional consultants and employees in the areas of engineering, administration, and sales and marketing. In particular, U.S. Microbics must recruit qualified personnel for key positions in its microbial manufacturing and sales operations, including qualified personnel for product management, quality control functions, web design and maintenance, and experienced sales consultants. U.S. Microbics' failure to effectively recruit, hire, train and manage qualified personnel could have a material adverse effect on its business, financial condition and results of operations. See "Risk Factors-Our success depends in large part on our ability to attract and retain key employees and management."

Environmental Matters
---------------------

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

Government Approvals
--------------------

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

         We are a start-up company engaged in developing and selling microbial technology and engineering application expertise. We have yet to establish any history of profitable operations. We have incurred annual operating losses of $,4,041,046, $4,079,581 and $3,999,356, respectively, during the past three fiscal years of operation. As a result, at September 30, 2004, we had an accumulated deficit of $24,838,683. We have incurred net losses from continuing operations of $4,842,472 and $4,188,651 for the fiscal years ending September 30, 2004 and September 30, 2003. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our products and services. No assurances can be given when this will occur or that we will ever be profitable.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended September 30, 2004, relative to our ability to continue as a going concern. Note O to our financial statements addressed management's plans to address the working capital deficit. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OUR INABILITY TO RAISE ADDITIONAL WORKING CAPITAL AT ALL OR TO RAISE IT IN A TIMELY MANNER WOULD NEGATIVELY IMPACT OUR ABILITY TO FUND OUR OPERATIONS, TO GENERATE REVENUES, AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN, LEADING TO THE REDUCTION OR SUSPENSION OF OUR OPERATIONS AND ULTIMATELY OUR GOING OUT OF BUSINESS. SHOULD THIS OCCUR, THE VALUE OF YOUR INVESTMENT IN THE COMMON SHARES COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

We will most likely need to raise cash and additional working capital to cover the anticipated shortfall in our cash and working capital until such time as we become cash flow positive based solely on sales and service revenues less operating and other costs. At September 30, 2004, we had a working capital deficit of $1,609,690. The independent auditor's report for the year ended September 30, 2004, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $2,338,515, as of September 30, 2004, and an operating cash flow deficit of $1,901,114, for the year ended September 30, 2003. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

On June 10, 2004 our subsidiary Sub Surface Waste Management of Delaware, Inc., ("SSWM"),entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase up to an aggregate, under certain conditions, of $6.0 million of their common stock.SSWM only has the right to receive $12,500 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.70, in which case the daily amount may be increased under certain conditions as the price of SSWM common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.10. Assuming they sell 12,000,000 shares to Fusion Capital pursuant to the common stock purchase agreement, the selling price of our common stock to Fusion Capital would have to average at least $0.50 per share for them to receive the maximum proceeds of $6.0 million. Assuming they sell 12,000,000 shares to Fusion Capital pursuant to the common stock purchase agreement at a purchase price of $0.21 per share (the closing sale price of the common stock on January 6, 2005), proceeds to them would only be $2,520,000, unless we choose to sell more than 12,000,000 shares, which we have the right, but not the obligation, to do.

The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the commercialization of our products and services. If obtaining sufficient financing from Fusion Capital were to prove prohibitively expensive and if we are unable to commercialize and sell our products and services, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $6.0 million under the common stock purchase agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.


OUR MICROBIAL TECHNOLOGY HAS NOT GAINED FULL MARKET ACCEPTANCE, AS A RESULT WE HAVE NOT GENERATED SIGNIFICANT REVENUES. IF OUR MICROBIAL TECHNOLOGY DOES NOT GAIN MARKET ACCEPTANCE OR GENERATE REVENUES, THE VALUE OF YOUR INVESTMENT IN THE COMMON SHARES COULD BE ADVERSELY AFFECTED, AND YOU COULD EVEN LOSE YOUR ENTIRE INVESTMENT.

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

There can be no assurance that we will successfully commercialize any products and services based on microbial technology or manage the related manufacturing, marketing, sales, licensing and customer support operations in a profitable manner. In particular, our prospects must be considered in light of the problems, delays, expenses and difficulties encountered by any company in the startup stage, many of which may be beyond our control. These problems, delays, expenses and difficulties include unanticipated problems relating to product development and formulation, testing, quality control, production, inventory management, sales and marketing and additional costs and competition, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our products and services can be successfully marketed or that we will ever achieve significant revenues or profitable operations. Our ability to become profitable will depend on a variety of factors, including the following:

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

Our long-term success will also be affected by expenses, difficulties or delays encountered in developing and selling microbial technology, competition, and the often burdensome environmental regulations associated with permitting hydrocarbon remediation sites.

WE WILL FACE INTENSE COMPETITION FROM COMPETITORS THAT HAVE GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES. THESE COMPETITIVE FORCES MAY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

We likely will face intense competition from other environmental companies, virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, research and development facilities and manufacturing and marketing experience than us. There can be no assurance that developments by our current or potential competitors will not render our proposed products or services obsolete.

In addition, we expect to face additional competition from new entrants into our targeted industry segments. As the demand for products and services based on microbial technology grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services.

Although we believe that we have certain technical advantages over certain of our competitors, including, without limitation, the development of technological innovations that will make the BIO-RAPTOR(TM) and the use of our microbial blends more economical and efficient than other bioremediation methods, maintaining such advantages will require a continued high level of investment in research and development, marketing, sales and customer support. We may not have sufficient resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW KEY EXECUTIVE OFFICERS. OUR INABILITY TO RETAIN THOSE OFFICERS WOULD IMPEDE OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

Our success in remediation depends to a critical extent on the continued efforts of services of Bruce S. Beattie, President and Chief Executive Officer of SSWM Behzad Mirzayi, Executive Vice-President of SSWM, Conrad Nagel, CFO, and Robert
C. Brehm, President and CEO of U.S. Microbics. Were we to lose one or more of these key executive officers, we may be forced to expend significant time and money in the pursuit of a replacement, which could result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Messrs. Beattie and Mirzayi have employment agreements providing for their continued service to the company through December 2007, these agreements will not preclude either of these employees from leaving the company. We currently carry a key man life insurance policy on Bruce S. Beattie which would assist us in recouping our costs in the event of the loss of those officers.

OUR INABILITY TO HIRE QUALIFIED PERSONNEL COULD IMPEDE OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES, WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND COULD ADVERSELY AFFECT THE VALUE OF YOUR INVESTMENT.

We currently have an extremely small staff comprised of 10 employees and one full time consultant including employees of all subsidiaries.. Although we believe that our employees, together with the consultants currently engaged by our company, will be able to handle most of our additional management, administrative, research and development, sales and marketing, and manufacturing requirements in the short term as we ramp up our sales and operations, we will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

OUR RESULTS OF OPERATIONS MAY HIGHLY FLUCTUATE FROM QUARTER TO QUARTER AS WE CONTINUE TO GROW, THEREFORE YOU CANNOT USE THESE RESULTS TO PREDICT HOW WE MAY PERFORM IN THE FUTURE.

As a result of our limited operating history, we do not have historical financial data for a significant number of periods in which to base our planned operating expenses. In addition our revenues have not met our expectations. Our expense levels are based in part on our projections as to future revenues that are expected to increase. It is anticipated that as we mature, our sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others:

         o        the volume, timing of, and ability to fulfill customer orders;
         o        the demand for our products and services;
         o the number, timing and significance of product enhancements and new product introductions by us and our competitors;
         o        changes in pricing policies by us or our competitors;
         o        changes in the level of operating expenses;
         o expenses incurred in connection with our plans to fund greater levels of sales and marketing activities and operations, develop new distribution channels, broaden our customer support capabilities and continue our R&D activities;
         o        personnel changes;
         o        product defects and other product or service quality problems;
         o general domestic and international legal, economic and political conditions; and
         o Any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operation.

OUR INABILITY TO KEEP UP WITH TECHNOLOGICAL DEVELOPMENTS COULD PREVENT OUR PRODUCTS FROM GAINING AND MAINTAINING MARKET ACCEPTANCE, WHICH COULD NEGATIVELY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS AND HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

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

In particular, our future success is dependent upon our BIO-RAPTOR(TM), Remediline(TM), MTBEctomy(TM), BAC(TM), and BioGAC(TM) product lines, each of which is innovative and has not achieved market acceptance. In order to develop such new products and services, we will depend upon close relationships with existing customers that previously utilized microbial technology in the bioremediation, agricultural and waste treatment industries, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that our customers will provide us with timely access to such information or that we will be able to develop and market our new products and services successfully or respond effectively to technological changes or new product and service offerings of our competitors. We may not be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD NEGATIVELY IMPACT OUR PROJECTED GROWTH, OUR ABILITY TO GENERATE REVENUES AND PROFITS AND THE VALUE OF YOUR INVESTMENT.

We rely on patent, trademark, trade secret and copyright protection to protect our technology. We believe that technological leadership in microbial technology will be achieved through additional factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance. Nevertheless, our ability to compete effectively depends in part on our ability to develop and maintain proprietary aspects of our technology, such as those patents currently licensed by our technology and research and development affiliate, XyclonyX. We may not secure future patents and patents may become invalid and may not provide meaningful protection for our product innovations. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, there can be no assurance that competitors will not independently develop similar products, "reverse engineer" our products, or, if patents are issued to us, design around such patents.

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

IF OUR LICENSEES OR STRATEGIC PARTNERS WE RELY UPON TO PROVIDE US WITH MICROBIAL TECHNOLOGY INTEGRAL TO OUR PRODUCTS FAIL TO PROTECT THEIR RIGHTS, OR IF OUR LICENSE AGREEMENTS INFRINGE ON THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES WILL BE ADVERSELY AFFECTED. THIS FAILURE WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

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

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CONTRACT BONDING, WHICH COULD LIMIT THE NUMBER AND SIZE OF PROJECTS WE OBTAIN.

The deployment of engineering services for certain government and private remediation projects may require contract performance bonding. The collateral and bonding requirements could limit the number and size of projects requiring bonds undertaken by the company. In the event contract bonding cannot be obtained at an economical price or collateral requirements are beyond the company's financial capability the failure to obtain contract bonding could have a material adverse effect on the company's business, financial condition and results of operations.

FOREIGN DISTRIBUTORS MAY EXPLOIT OUR PRODUCTS WITHOUT COMPENSATION TO US, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO GENERATE REVENUES AND PROFITS AND THE VALUE OF YOUR INVESTMENT.

When we ship to foreign distributors, they may try to reverse engineer our remediation technology and exploit it without compensating us. Foreign distributors may also set up manufacturing and distribution operations that could compete unfairly with us, using lower prices or broader distribution. There is no assurance that we will be able to protect our business through the use of licensing agreements against such events.

WE MAY NOT BE SUCCESSFUL IN OUR INTERNATIONAL SALES ACTIVITIES, WHICH COULD ADVERSELY AFFECT OUR GROWTH.

Our international sales will be limited if we are unable to establish and maintain relationships with international distributors and customers. Even if we increase our international sales efforts, we cannot be certain that it will increase demand for our products in these markets. Our international operations are subject to a number of risks, including:

         o        Market acceptance;
         o        Environmental laws;

         o        Longer sales cycles;
         o        Difficulty in collecting accounts receivable;
         o        Political and economic instability;
         o        Reduced protection of intellectual property rights;
         o Protectionist laws and business practices that favor local competition;
         o        Dependence on local vendors;
         o        and Foreign language barriers.

In addition, because we intend to market our products internationally, a portion of our expected international revenue may be denominated in foreign currencies in the future, which will subject us to risks associated with fluctuations in the foreign currencies. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets.

WE MAY BE SUBJECT TO FUTURE ENVIRONMENTAL LIABILITIES WHICH ARE NOT COVERED BY, OR EXCEED THE COVERAGE AMOUNTS OF, OUR INSURANCE WHICH COULD AFFECT OUR RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

We are subject to Federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of several hazardous materials at our facilities. While we currently meet these environmental requirements, there is no assurance that future laws and regulations will not impose significant compliance costs. If there is an accident, we could be held liable for any damages that result and the liability could exceed our resources and which may not be adequately covered by insurance, if at all. In addition, the use of our BIO-RAPTOR(TM) requires permits to treat contaminated soil. Permit issues may delay the implementation and installation of our products, including the BIO-RAPTOR(TM).

WE MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS THAT MAY BE COSTLY TO DEFEND, REQUIRE US TO PAY MONEY TO CLAIMANTS AND DIVERT OUR MANAGERIAL AND FINANCIAL RESOURCES, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

The development, marketing, sale and licensing of products based on microbial technology entail liability risks in the event of product failure or claim of harm caused by product operation. While we offer to contract with our potential customers on a pay for performance basis, and we are not aware of any claim against us based upon the use or failure of our products, end users of any of our proposed products and services could assert claims against us. Although we maintain product liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that we will be able to continue to obtain insurance coverage in an amount that we believe to be adequate. If there is a successful suit against us, lack or insufficiency of insurance coverage would have a material adverse effect on our business, financial condition and results of operations. In addition, the assertion of these claims, even if unsuccessful or without merit, could damage our reputation or that of our licensees or their products. This damage could limit the marketing and sales efforts and harm our results of operations.

OUR ENGINEERING SERVICES LIABILITY INSURANCE MAY NOT BE SUFFICIENT TO COVER ALL POTENTIAL LIABILITIES, WHICH COULD CAUSE US TO MAKE SUBSTANTIAL PAYMENTS TO CLAIMANTS AND NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND THE VALUE OF YOUR INVESTMENT.

Our engineering services are covered under a $1 million professional errors and omissions policy for the execution of professional engineering services in support of our activities. We are not aware of any claims or disputes exceeding this insured limit. While we will continue to maintain professional engineering liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that we will be able to continue to obtain insurance coverage in an amount that we believe to be adequate. In the event of a successful suit against us, lack or insufficiency of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

         we will be able to increase the capacity of the manufacturing facility in a timely manner; the cost of increasing the capacity of the facility will not exceed management's current estimates; the facility's capacity will not exceed the demand for our products; or such additional capacity will achieve satisfactory levels of manufacturing efficiency in a timely manner or at a level of quality control that meets competitive demands.

In addition, the implementation of our manufacturing operations at the facility presents risks that, singly or in any combination, could have a material adverse effect on our business, financial condition and results of operations. These risks include, but are not limited to:

         production delays associated with products based on the microbial technology; unavailability of required capital equipment and qualified personnel; raw material shortages, higher-than-expected overhead or operational costs; lack of sufficient quality control over the products;

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


RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

THE SALE OF SSWM'S COMMON STOCK TO FUSION CAPITAL MAY CAUSE DILUTION AND THE SALE OF THE SHARES OF COMMON STOCK ACQUIRED BY FUSION CAPITAL COULD CAUSE THE PRICE OF SSWM'S COMMON STOCK TO DECLINE.

The purchase price for the common stock to be issued to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares in this offering will be freely tradable once sold pursuant to the terms outlined in the Plan of Distribution in this prospectus. Fusion Capital may sell none, some or all of the common shares purchased from us at any time. We expect that the shares offered by this prospectus will be sold over a period of up to 24 months from the date of this prospectus. Depending upon market liquidity at the time, a sale of shares under this offering at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

         o Developments or disputes concerning our licensed patents, trademarks or proprietary rights; and
         o        Comments about us or our markets posted on the Internet.

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

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

We do not anticipate paying cash dividends on our common shares in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that even if the funds are legally available, that the dividends will be paid.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

OUR COMMON SHARES ARE FREQUENTLY THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY-TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF REVENUES WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our proprietary technology as viable method of augmenting the immune response of clearing viruses and toxins from human blood; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES UNDER OUR CERTIFICATE OF INCORPORATION AND THE EXISTENCE OF INDEMNIFICATION RIGHTS TO OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES BY OUR COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS AND EMPLOYEES.

Our certificate of incorporation contains provisions which eliminate the liability of and indemnify our directors for monetary damages to our company and shareholders to the maximum extent permitted under Colorado corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.

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


ITEM 2.  DESCRIPTION OF PROPERTY

         Since September 2003, the Company occupied new facilities of approximately 12,500 square feet of manufacturing, research and development and administration office space in the Camino Corporate Center in Carlsbad, California and 800 square feet of administration office space in Littleton, Colorado for the SSWM Engineering Services Division. The Company has a five-year lease commitment on the Carlsbad facility, which expires on August 31, 2008, with a five-year option and a right of first refusal on adjacent space. The Company has a month- to- month lease agreement on the Littleton facility. The Company believes that these facilities should provide adequate space for the next year at which time one or more of the subsidiaries may have to relocate to other space. The monthly rent for each on the Carlsbad, California facility is $ 12,870 and $ 866 for the office space in Littleton.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to legal claims and legal proceeding which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. The are no current outstanding legal claims or proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders was held on August 20, 2004. The following matters were submitted to the shareholders for vote.

         PROPOSAL NO. 1:

         Election of Robert C. Brehm, Mery Robinson, Roger Knight, Robert Key and Mark Holdstedt to serve as Directors for a term of one (1) year and until their successor(s) is/are duly appointed and qualified.

         PROPOSAL NO. 2:

         Ratification of the 2004 Employee Stock Incentive Plan.

         PROPOSAL NO. 3:

         To ratify the selection of Russell Bedford Stefanou Mirchandani LLP as our independent public accountants for the fiscal year ending September 30, 2004.


         The number of votes cast for, against and withheld for each proposal, as well as the number of abstentions and broker non-votes, is as follows:

                                                                                                            NUMBER OF
                                                                                                           ABSENTIONS/
PROPOSAL NUMBER                                      VOTES FOR       VOTES AGAINST       VOTES WITHHELD     NON VOTES
---------------                                      ---------       -------------       --------------     ---------
1- Election of Robert C Brehm as Director            97,554,222         16,718                    ---         975,162
1- Election of Mery Robinson as director             97,491,301         79,639                    ---         975,162
1- Election of Roger Knight as Director              94,204,436      3,366,504                    ---         975,162
1- Election of Robert Key as Director                97,568,922          2,018                    ---         975,162
1- Election of Mark Holmstedt as Director            97,568,722          2,218                    ---         975,162
2- Ratification of 2004 Employees Stock              28,401,516      2,081,510             67,994,277          68,799
     Incentive Plan
3- Ratification of Russell Bedford Stefanou          69,572,667        283,152                    ---          62,362
     and Mirchandani LLP as the Company's
     independent accountants for the fiscal
     year 2004                                       97,733,521        645,782                                166,799

                                       20

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

                                 BID AND ASK PRICES
PERIOD ENDING                        HIGH CLOSE                    LOW CLOSE
-------------                        ----------                    ---------
December 31, 2004                       $0.03                        $0.02

September 30, 2004                      $0.03                        $0.02

June 30, 2004                           $0.07                        $0.03

March 31, 2004                          $0.05                        $0.03

January 31, 2004                        $0.08                        $0.05

December 31, 2003                       $0.08                       $0.049

September 30, 2003                      $0.08                        $0.08

June 30, 2003                           $0.10                        $0.09

March 31, 2003                          $0.06                        $0.06

December 31, 2002                       $0.03                        $0.04

September 30, 2002                      $0.13                        $0.11

June 30, 2002                           $0.24                        $0.21

March 31, 2002                          $0.17                        $0.14

December 31, 2001                       $0.27                        $0.23

         The approximate number of registered certificate holders in each class of stock as of December 31, 2004 is as follows: Common Stock: 1,400; Series II
Preferred: 25; Series B Preferred: 19; Series C Preferred: 63; Series D
Preferred: 4.

DIVIDENDS

         The Company has not paid cash dividends on its Common Stock and has no present plans to do so. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements, and earnings, if any, of the Company, as well as other factors which the Board of Directors may deem relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

         Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2004, the most recently completed fiscal year.

                                                                                         Number of
                                                                                   securities remaining
                                    Number of                                      available for future
                             securities to be issued           Weighted            issuance under equity
                                upon exercise of        average exercise price      compensation plans
                              outstanding options,      of outstanding options,    (excluding securities
        Plan Category          warrants and rights        warrants and rights     reflected in column 2)
--------------------------------------------------------------------------------------------------------
           Equity
 Compensation Plans Approved
     by Security Holders           10,000,000                    .055                       -0-
                                   15,000,000                    .041                       -0-
--------------------------------------------------------------------------------------------------------
           Equity
   Compensation Plans Not              N/A                        N/A                       N/A
Approved by Security Holders
--------------------------------------------------------------------------------------------------------

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

         On February 11, 2004 our Board of Directors adopted the 2004 Incentive Equity Stock Plan (the "2004 Plans"). The 2004 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 25,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. On February 16, 2004 we filed a registration statement on Form S-8 to register 15,000,000 of these shares. On April 14, 2004 we filed a registration statement on Form S-8 to register 10,000,000 of these shares. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2004 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2004 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2004 Plan available for grant at September 30, 2004 was 8,100,000 shares.


RECENT SALES OF UNREGISTERED SECURITIES

         We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the year period covered by this report. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

         In September 2004, the Company issued 250,000 shares of restricted common stock under a consulting agreement. These shares were valued at .021 per share or a total transaction value of $ 5,250, which is the fair market value of the services received.

         In August 2004, the Company issued 314,000 shares of restricted common stock under a consulting agreement. These shares were valued at .0175 per share or a total transaction value of $ 5,500, which is the fair market value of the services received.

         In July 2004, the Company issued 261,900 shares of restricted common stock under a consulting agreement. These shares were valued at .021 per share or a total transaction value of $ 5,500, which is the fair market value of the services received.

         In June 2004, the Company issued 272,961 shares of restricted common stock under a consulting agreement. These shares were valued at .021 per share or a total transaction value of $ 5,732, which is the fair market value of the services received.

         In June 2004, the Company converted 2,375 of shares of Preferred Series II into 1,188 shares of common stock.

         In May 2004, the Company issued 196,400 shares of restricted common stock under a consulting agreement. These shares were valued at .028 per share or a total transaction value of $ 5,499, which is the fair market value of the services received.

         In April 2004, the Company issued 120,039 shares of restricted common stock under a consulting agreement. These shares were valued at .042 per share or a total transaction value of $ 5,042, which is the fair market value of the services received.

         In April 2004, the Company converted 5,000 of shares of Preferred Series B to 1,250 shares of common stock.

         In March 2004, the Company converted 50 shares of Preferred Series C to 5,000 shares of common stock.

         In March 2004, the Company issued 353,572 shares of restricted common stock under a consulting agreement. These shares were valued at .030 per share or a transaction value of $ 10,500, which is the fair market value of the services received.

         In January 2004, the Company issued 157,000 shares of restricted common stock under a consulting agreement. These shares were valued at .035 per share or a transaction value of $ 5,500, which is the fair market value of the services received.

         In December 2003, the Company issued 30,000 shares of restricted Series D Preferred stock to an investor as security in exchange for lending collateral to support a letter of credit in lieu of a performance bond on a job in South Carolina. Upon successful completion of this job, the security shares will be returned to the company. The transaction value is $305,000.

         In December 2003, the Company issued 315,500 shares of restricted common stock under a consulting agreement. These shares were valued at $.06 per share and $.05 per share, with a transaction value of $ 17,500, which is the fair market value of the services received.

         In November 2003, the Company issues 3,000 share of restricted Series D Preferred stock to an investor for compensation in exchange for lending collateral to support a letter of credit in lieu of performance bonds on remediation work in South Carolina, These shares were value at .036 per shared or a transaction value of $ 9,720.

         In October 2003, the Company issued 112,000 shares of restricted common stock under a consulting agreement. These shares were valued at .049 per share, with a transaction value of $ 5,500, which is the fair market value of the services received.

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

         On February 15, 2003, 1,000 shares of Series C Preferred stock were converted into 100,000 shares of common stock. On February 27, 2003, 1,500,000 shares of restricted common stock were issued to an accredited investor. These shares were sold for $0.02 per share.

         On December 12, 2002, the company issued 88,700 shares of common stock to a consultant. These shares were valued at $0.07 per share.

         On November 26, 2002, 400 shares of Series C Preferred stock were converted into 40,000 shares of common stock. Also on the same date, 68,750 shares of restricted common stock were issued to a consultant for services. Theses shares were valued at $0.09 per common share.

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

CAUTIONARY FORWARD - LOOKING STATEMENT
--------------------------------------

STATEMENTS INCLUDED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER WHICH ARE NOT HISTORICAL OR CURRENT FACTS ARE "FORWARD-LOOKING STATEMENTS" AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. THE FOLLOWING IMPORTANT FACTORS, AMONG OTHERS, IN SOME CASES HAVE AFFECTED AND IN THE FUTURE COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE THE COMPANY'S ACTUAL FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THAT EXPRESSED IN ANY FORWARD-LOOKING STATEMENT: (I) THE EXTREMELY COMPETITIVE CONDITIONS THAT CURRENTLY EXIST IN THE MARKET FOR COMPANIES SIMILAR TO THE COMPANY AND (II) LACK OR RESOURCES TO MAINTAIN THE COMPANY'S GOOD STANDING STATUS AND REQUISITE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FOREGOING LIST SHOULD NOT BE CONSTRUED AS EXHAUSTIVE AND THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THEIR EXPLANATORY NOTES INCLUDED AS PART OF THIS PROSPECTUS.

OVERVIEW

         During fiscal year 2004, the Company's efforts were directed to developing its biotechnology product line, fund raising, building organizational infrastructure, and help Sub-Surface Waste Management of Delaware, Inc. (SSWM) procure remediation contracts through the use of the Microbial Technology with engineered solutions.

         U.S. MICROBICS, INC.
         --------------------

         The U.S. Microbics activities centered on fund raising and helping SSWM procure remediation contracts.

         XYCLONYX
         --------

         XyclonyX supported SSWM in its petition to patent, which has been granted but not yet published, Bio-GAC(TM) for the extension of in-service granular activated carbon treatment sytems and BAC(TM) for the reactivation of spent granular- activated carbon.

         WEST COAST FERMENTATION CENTER (WCFC)
         -------------------------------------

         WCFC has successfully ramped up fermentation operations in its new manufacturing location.

         SUB-SURFACE WASTE MANAGEMENT (SSWM)
         -----------------------------------

         SSWM has transformed into a revenue- generating operating subsidiary with Bruce Beattie as the president. SSWM is establishing itself as a niche technology service provider of engineered solutions using conventional and natural microbial products. It has successfully demonstrated the Bio-Raptor(TM) technology for a confidential major energy company, and is in the process of completing five long-term projects in the state of South Carolina to clean-up soil and groundwater contamination impacted by leaking underground storage tanks. SSWM has developed a patent- pending treatment application for the bio-reactivation of spent granular activated carbons, BAC(TM)and Bio-GAC(TM) for reactivating or extending the life of carbon filtration systems. SSWM also procured a remediation contract for a minimum of $650,000 at a site in Mexico operated by a US. manufacturing company and has been active in multiple demonstrations of its proprietary perchlorate cleanup technology.

         BIO-CON MICROBES
         ----------------

         Bio-Con has demonstrated its products for several different crop types in 2004. It continues to investigate niche market opportunities for deployment of the technology.

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

         o        business combinations

         o        stock-based compensation

         o        revenue recognition

Business combinations
---------------------

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

Stock-Based Compensation
------------------------

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

Segment Reporting
-----------------

         The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2004 and 2003 , the Company operated in the following two reportable segments:

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

         The following table summarizes segment operations:
                                                                                       Percent Change from
                                              2004                  2003                  2003 to 2004
                                              ----                  ----                  ------------
Revenue:
     Consulting and Financial Services       $185,300              $135,853             Increase of 36.3%
     Engineering Services                    $234,018               432,754             Decrease of 46.0%

Depreciation and amortization:
     Consulting and Financial Services             --                    --             --
     Engineering Services                     $ 5,098                $2,661             Increase of 91.5%

General and Administrative Expense:
     Consulting and Financial Services      $1,146               $88,543             Decrease of 98.7%
     Engineering Services                  $3,104,724            $1,155,785             Increase of 168.5%

Operating Income(Losses):
     Consulting and Financial Services       $184,154               $47,260             Increase of 289.7%
     Engineering Services                $(3,149,035)          $(1,104,700)             Increase of 185.0%

In fiscal year ended 2004, these two segments accounted for all of the revenue of the Company compared to 100.0% in the year fiscal year ended September 30, 2004. The Company is striving to increase revenue in both segments during fiscal year 2005, without a proportionate increase in general and administrative expenses in either segment.


PLAN OF OPERATIONS FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2005

         The Company objective is to operate profitably in 2005 by establishing profitable operations for SSWM in the bioremediation market using in-situ groundwater and wastewater treatment and the installation of drinking water systems in domestic and international markets. SSWM has a management team, capable of guiding them to profitable operations with sufficient working capital.

         The SSWM engineering team has been working together over 8 years and has enjoyed a successful track record with prior companies and has commenced building a similar track record in SSWM.

         With the revenue- generating project experience over the past year, SSWM has assisted the Company to switch from a research and development to a revenue- generating service company supported by a professional engineering staff. This marketing change, together with the industry shift to "pay-for-performance" projects in both markets, requires numerous technology demonstrations, longer marketing cycles, political support, local environmental agency approval, and customer awareness of alternative technologies that are "better, faster, cheaper and safer", using mother nature's technology coupled with sound engineering principals, rather than conventional technology. This marketing change to an alternative technology requires a paradigm shift in thinking and each company has adopted the "pay-for-performance" concept to help facilitate implementation of projects and related follow-on projects, which establish the economical and environmental benefits of the Microbial Technology. Based upon the successful projects and demonstrations completed during fiscal year 2004, SSWM expects additional profitable projects to be undertaken in fiscal year 2005 as working capital is raised in SSWM to fuel the growth. The Company expects to raise $ 5MM for SSWM via capital offering of SSWM and secure an additional $ 10MM of acquisition financing. After the SSWM financing is in place, the Company will determine whether it should follow the same strategy with Bio-Con Microbes for agricultural applications.

         With additional equity capital raised through SSWM, the Company plans to expand the SSWM project base in the United States and in Mexico. The Company intends to raise additional capital to fund operations through September 2005, and anticipates that cash generated from financings and projected revenues will enable it to fulfill cash needs for fiscal year 2005 operations. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company, if at all, or to generate such revenues. There can be no assurance that the Company will receive such financing or generate revenues in the time frame anticipated, if at all.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO YEAR ENDED SEPTEMBER 30, 2003:

         The Company had revenues of $419,318 for fiscal year ended September 30, 2004 compared with revenues of $568,607 during the fiscal year ended September 30, 2003. This represents a decrease in revenue for 2004 over 2003 of 26.2%. The Company incurred a net loss of $4,041,046 in fiscal year ended 2004 compared to a net loss of $4,079,581 in fiscal year ended 2003. The loss incurred in fiscal 2004 was approximately 1% less than that of 2003.

         During fiscal year ended 2004, the Company had decreased revenues, primarily from its remediation Company SSWM. Please refer to the segment reporting footnote in the financial statements. The Company had gross income during fiscal years ended 2004 and 2003 of $ 140,869 and $ 256,423, respectively. The gross income for 2004, decreased by 45.1% over fiscal 2003.

         Selling, general and administrative ("SG&A") expenses for fiscal year ended 2004 totaled $4,937,649 compared to $4,395,610 in fiscal year ended 2003. SG&A expenses increased in 2004, 12.3% over SG&A expenses in 2003. SG&A expenses consisted of accounting, legal, consulting, public relations, subsidiary startup and organization and fund raising expenses. SG&A expenses also included non-cash charges from the issuance of stock in the amounts of $695,212 for fiscal year 2004 and $1,482,093 for fiscal year ended 2003, a year-to-year decrease of $786,881. In addition the company issued common stock for compensation of $104,800 in fiscal 2004 and $397,175 in 2003. Depreciation expense for 2004 and 2003 were $45,692 and $49,464 respectively. The remaining SG&A expenses which required cash amounted to approximately $4,137,637 for fiscal year ended 2004 and $2,354,347 for the fiscal year ended 2003. The Company used stock in lieu of cash to conserve its cash resources.

         Interest expense for fiscal year ended 2004 was $169,361 compared to $79,588 for fiscal year 2003. The increase in interest expense of $89,773 was due primarily to an increase in outstanding notes payable.

         As a result of the above-mentioned expenses, the net loss for fiscal 2004 was $4,041,046 compared to $4,079,581 for fiscal year ended 2003. This represents a decrease in the net loss for 2004 over 2003 of $38,535 or less than a 1% decrease. Net loss per share decreased to a net loss per share of $0.03 in fiscal year ended 2004 from a net loss per share of $0.05 in fiscal year ended 2003. The decrease in the net loss per share was due to the increase in weighted average common shares outstanding from 128,711,681 as of September 30, 2004 to 81,099,423 as of September 30, 2003.

         There was no provision for income taxes in either fiscal year ended 2004 or fiscal year ended 2003 due to the net operating loss carry forwards from prior years, and the likelihood that the Company would be able to utilize these net operating losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents totaled $38,699 on September 30, 2004, compared to $25,421 for the prior fiscal year ended September 30, 2003. During the fiscal year ended 2004, net cash used by operating activities totaled $2,338,515compared to $1,901,114 for fiscal year ended 2003. Operating activities included payments for accounting, legal fees and professional services.

         Net cash provided by financing activities for fiscal year ended 2004 totaled $2,351,793 compared to $1,895,907 for the prior fiscal year. In 2003 the Company raised funds by loans from related parties net of repayments of $290,425, by issuance of stock and stock options of in private placements of $993,500 and by financing by minority interest of $618,852. In 2004 the Company raised funds by issuing stock under the Employee Stock Option Plan of $ 586,196 and $144,750 by a subsiadiary by proceeds from notes payable and capital leases of $1,060,043. and by issuance of stock and stock options of in private placements of $560,804.

         Net cash used by investing activities during fiscal year ended 2004 totaled $0. In fiscal 2003 the company had net cash used by investing activities of $13,892 primarily from the purchase of property and equipment.

         Net working capital (current assets less current liabilities) was a negative $1,609,689 as of September 30, 2004 and negative $1,323,884 as of September 30, 2003. Negative working capital increased by $285,805 or 21.6% from fiscal 2004 to 2003. The Company has a balance due on its payroll taxes deposits as of 09-30-04 of $35,000.

         The Company needs to continue to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. Long- term debt as of September 30, 2004 was $00 and $20,290 as of the end of the prior fiscal year and all consists of notes payable to related parties.

         Total Shareholders' deficit increased to $5,223,835 during fiscal year ended 2004 from $1,716,654 for fiscal year ended 2003, or an increase of $3,507,180. The increase was primarily the result of a net loss of approximately $4,041,000. Other changes resulted in a net increase of $533,260.

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

         During fiscal year 2005, the Company projects expenditures for plant and equipment of approximately $150,000 and research and development costs of less than $100,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with applications of in -situ bio-remediation, agriculture and water treatment.

         The independent auditor's report on the Company's September 30, 2004 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

NEW ACCOUNTING STANDARDS

Recent Accounting Pronouncements
--------------------------------

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

                          ITEM 7. FINANCIAL STATEMENTS


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           SEPTEMBER 30, 2004 AND 2003



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                      U.S. MICROBICS, INC. AND SUBSIDIARIES



                      U.S. MICROBICS, INC. AND SUBSIDIARIES

                          Index to Financial Statements


                                                                            Page No.
                                                                            --------
Report of Independent Registered Public Accounting Firm                        F-3

Consolidated Balance Sheets at September 30, 2004 and 2003                     F-4

Consolidated Statements of Operations for the two years ended
     September 30, 2004 and 2003                                               F-5

Consolidated Statements of Deficiency in Stockholders' Equity for
     the two years ended September 30, 2004 and 2003                        F-6  F-8

Consolidated Statements of Cash Flows for the two years ended
     September 30, 2004 and 2003                                            F-9  F-10

Notes to Consolidated Financial Statements                                 F-11  F-35


                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------


Board of Directors
U.S. Microbics, Inc. and Subsidiaries
Carlsbad, CA

We have audited the accompanying consolidated balance sheets of U.S. Microbics, Inc. and subsidiaries (the "Company") as of September 30, 2004 and 2003 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note O. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ Russell Bedford Stefanou Mirchandani LLP
                                    --------------------------------------------
                                    Russell Bedford Stefanou Mirchandani LLP
                                    Certified Public Accountants

New York, New York
December 24, 2004


                                               U.S. MICROBICS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    SEPTEMBER 30, 2004 AND 2003

                                                                                                         2004              2003
                                                                                                         ----              ----
Assets
Current Assets:
           Cash and Cash Equivalents                                                                $     38,699       $     25,421
           Restricted Cash (Note C)                                                                      122,442            258,468
           Accounts Receivable                                                                            25,801             62,789
           Cost and Estimated Profit in Excess of Billing                                                217,717            161,917
           Prepaid Expenses and Other Assets                                                              99,855             21,272
                                                                                                    -------------      -------------
           Total Current Assets                                                                          504,514            529,867

Plant, property and equipment - net                                                                      180,401             84,112
Other assets                                                                                              23,844             28,402

                                                                                                    -------------      -------------
           Total Assets                                                                             $    708,759       $    642,381
                                                                                                    =============      =============

Liabilities and Deficiency in Stockholders' Equity
Current Liabilities:
           Accounts Payable and Accrued Liabilities                                                 $  1,727,836       $  1,536,676
           Notes Payable to Related Parties, current portion                                             386,367            317,075
                                                                                                    -------------      -------------
           Total Current Liabilities                                                                   2,114,203          1,853,751

Notes Payable to Related Parties, net of current                                                              --             20,290
                                                                                                    -------------      -------------
                                                                                                       2,114,203          1,874,041

Commitment and Contingencies (Note M)

Minority Interest                                                                                      3,818,391            484,995

Deficiency in Stockholders' Equity:
           Preferred Stock
           Convertible Preferred Stock, $.10 par value, authorized 20,000,000 shares:
           Series II; authorized 500,000 shares; 6,125 and 6,244 shares issued and outstanding at September 30, 2004 and 2003, respectively
              (aggregate liquidation preference of $6,125 and $6,244, respectively)                          613                625
           Series B; authorized 500,000 shares;
              5,272 and 5,522 shares issued and outstanding at September 30, 2004 and 2003
              (aggregate liquidation preference of $ 5,272 and $5,522, respectively)                         527                552
           Series C; authorized 50,000 shares;
              15,871 and 15,921 shares issued and outstanding at
              September 30, 2004 and 2003, respectively
              (aggregate liquidation preference of $1,587,100 and $1,592,100, respectively)                1,587              1,592
           Series D; authorized 50,000 shares; 43,300 and 10,300 shares issued and outstanding
              at September 30, 2004 and 2003, respectively (no liquidation preference)                     4,330              1,030
           Series E; authorized 50,000 shares; -0- shares issued and
              outstanding at September 30, 2004 and 2003
              (aggregate liquidation preference of $0)                                                        --                 --
                                                                                                    -------------      -------------
           Deficiency in Stockholders' Equity                                                              7,057              3,799

           Common Stock, $.0001 par value; authorized 500,000,000 shares;
              143,859,331 and 113,722,201 shares issued and outstanding
              at September 30, 2004 and 2003, respectively                                                14,386             11,372

           Additional Paid-in Capital                                                                 21,250,703         23,272,297
           Dividends                                                                                     (35,588)           (35,588)
           Discount on Preferred Stock                                                                        --             (3,958)
           Treasury Stock                                                                               (117,400)          (117,400)
           Stock Subscriptions                                                                           (65,000)        (3,815,000)
           Deferred Employee Stock Option Plan                                                                --            (68,000)
           Deferred Equity Issuance Costs                                                               (783,500)                --
           Deferred Financing Costs                                                                     (655,810)          (166,540)
           Accumulated Deficit                                                                       (24,838,683)       (20,797,637)
                                                                                                    -------------      -------------
                                                                                                      (5,223,835)        (1,716,655)
                                                                                                    -------------      -------------
Total Liabilities and Deficiency in Stockholders' Equity                                            $    708,759       $    642,381
                                                                                                    =============      =============

                                    See accompanying notes to consolidated financial statements

                                                               F-4

                                     U.S. MICROBICS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                         2004                 2003
                                                                         ----                 ----
Revenue                                                             $     419,318       $     568,607

Cost of revenues                                                          278,449             312,184
                                                                    --------------      --------------

Gross income                                                              140,869             256,423

Selling, General and Administrative Expenses                            4,937,649           4,395,610
Depreciation                                                               45,692              49,464
                                                                    --------------      --------------
                                                                        4,983,341           4,445,074

Loss from Operations                                                   (4,842,472)         (4,188,651)

Other Income (Expenses)
        Interest Income                                                     3,580               6,672
        Loss on sale of assets                                                 --             (12,216)
        Realized Gain on Sale of Security                                   7,063                  --
        Interest Expenses                                                (169,361)            (79,588)
                                                                    --------------      --------------
                                                                         (158,718)            (85,132)

Net Loss Before Income Taxes and  Discontinued Operations              (5,001,190)         (4,273,783)

Minority Interest in the Earnings of Consolidated Subsidiaries            960,144             194,202
                                                                    --------------      --------------
Net Loss before Income Taxes                                           (4,041,046)         (4,079,581)

Income tax expenses                                                            --                  --
                                                                    --------------      --------------
Net Loss                                                            $  (4,041,046)      $  (4,079,581)
                                                                    ==============      ==============

Net Loss Per Common Share (Basic and Diluted)                       $       (0.03)      $       (0.05)
                                                                    --------------      --------------

Weighted Average Shares Outstanding                                   128,711,681          81,099,423
                                                                    ==============      ==============

                          See accompanying notes to consolidated financial statements

                                                     F-5

                                               U.S. MICROBICS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                            FOR THE TWO YEARS ENDED SEPTEMBER 30, 2004



                                                    PREFERRED STOCK             COMMON STOCK          ADDITIONAL
                                                 SHARES        AMOUNT       SHARES         AMOUNT     PAID-IN CAPITAL
                                                 --------------------------------------------------------------------
Balance at October 1, 2002                         46,497     $ 4,650      47,579,111     $ 4,758     $ 19,703,702

Conversion of preferred stock into
         commons stock                             (7,814)       (781)        762,087          76              705
Retirement of Series E preferred stock
         into common stock                           (696)        (70)        866,200          87           31,597
Exercise of cashless warrants                                                 330,868          33              (33)
Cancellation of stock subscription                                            (15,000)         (2)          (3,748)
Issuance of common stock in private
        placement and through equity line                                  23,255,000       2,326          991,174
Issuance of common stock and stock
        options in exchange for services                                   22,750,753       2,275        1,479,818
Issuance of common stock and stock
         options for employee stock option plan                             2,000,000         200          229,800
Issuance of common stock and stock
         options in exchange for interest                                   1,000,017         100           20,120
Issuance of common stock and stock
         options for employee compensation                                  9,871,937         987          396,188
Issuance of common stock and stock
          options in settlement of notes payable
          and accrued expenses                                              5,321,228         532          422,975
Amortization of beneficial conversion
          feature
Dividends accrued
Net loss
                                                 -------------------------------------------------------------------
Balance at September 30, 2003                      37,987     $ 3,799     113,722,201    $ 11,372     $ 23,272,298
                                                 ===================================================================

Issuance of Series D preferred stock
          as compensation                           3,000         300                                        9,420
Discount on preferred stock
           Charged to operations
Issuance of Series D preferred stock as
           collateral                              30,000       3,000                                      302,000
Conversion of preferred stock into
           commons stock                              (50)         (5)          5,000           1                4
Conversion of preferred stock into
          commons stock                              (250)        (25)          1,250           1               24
Conversion of preferred stock into
           commons stock                             (118)        (12)          1,188           1               11
Issuance of common stock
          in exchange for services                                         10,987,192       1,097          454,811
Issuance of common stock
           in settlement of accounts payable                                6,687,500         669          238,635
Issuance of common stock
           for employee stock option plan                                  12,900,000       1,290          584,906
Issuance of common stock
           for employee compensation                                        2,480,000         248          104,552
Issuance of common stock
            in settlement of accrued expenses                               1,000,000         100           28,400
Issuance of common stock in exchange for
            interest on notes payable                                         250,000          25            5,225
Cancellation of stock subscription                                         (4,175,000)       (417)      (3,749,583)
Issuance of Preferred stock by SSWM as
            collateral for letter of credit
Amount reclassed
Issuance of commitment shares and warrants
     by SSWM
Net loss
                                                 --------------------------------------------------------------------
Balance at September 30, 2004                      70,569     $ 7,057     143,859,331    $ 14,387     $ 21,250,703
                                                 ====================================================================





                                               U.S. MICROBICS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                            FOR THE TWO YEARS ENDED SEPTEMBER 30, 2004
                                                             (continued)
                                                                                                           DEFERRED        DEFERRED
                                                                                                           EMPLOYEE        EQUITY
                                                    TREASURY   STOCK                      DISCOUNT ON      STOCK OPTION    ISSUANCE
                                                     STOCK     SUBSCRIPTION    DIVIDENDS  PREFERRED STOCK  PLAN            COST
Balance at October 1, 2002                        ----------------------------------------------------------------------------------
                                                  $ (117,400)  $ (3,818,750)   $ (3,777)  $ (47,542)
Conversion of preferred stock into
         commons stock
Retirement of Series E preferred stock
         into common stock
Exercise of cashless warrants                                                   (31,614)     (3,958)
Cancellation of stock subscription
Issuance of common stock in private                                   3,750
        placement and through equity line
Issuance of common stock and stock
        options in exchange for services
Issuance of common stock and stock
         options for employee stock option plan
Issuance of common stock and stock                                                                           (68,000)
         options in exchange for interest
Issuance of common stock and stock
         options for employee compensation
Issuance of common stock and stock
          options in settlement of notes payable
          and accrued expenses
Amortization of beneficial conversion
          feature
Dividends accrued                                                                            47,542
Net loss                                                                           (197)

                                                  ----------------------------------------------------------------------------------
Balance at September 30, 2003                     $ (117,400)  $ (3,815,000)  $ (35,588)   $ (3,958)      $  (68,000)   $        -
                                                  ==================================================================================

Issuance of Series D preferred stock
          as compensation
Discount on preferred stock
           Charged to operations                                                              3,958
Issuance of Series D preferred stock as
           collateral
Conversion of preferred stock into
           commons stock
Conversion of preferred stock into
          commons stock
Conversion of preferred stock into
           commons stock
Issuance of common stock
          in exchange for services
Issuance of common stock
           in settlement of accounts payable
Issuance of common stock
           for employee stock option plan
Issuance of common stock
           for employee compensation
Issuance of common stock
            in settlement of accrued expenses
Issuance of common stock in exchange for
            interest on notes payable
Cancellation of stock subscription                                3,750,000
Issuance of Preferred stock by SSWM as
            collateral for letter of credit
Amount reclassed                                                                                              68,000
Issuance of commitment shares and warrants
     by SSWM                                                                                                              (783,500)
Net loss
                                                  ----------------------------------------------------------------------------------
Balance at September 30, 2004                     $ (117,400)     $ (65,000)  $ (35,588)        $ -          $     -    $ (783,500)
                                                  ==================================================================================





                                               U.S. MICROBICS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                            FOR THE TWO YEARS ENDED SEPTEMBER 30, 2004
                                                             (continued)



                                                         DEFERRED         ACCUMULATED
                                                         FINANCING        DEFICIT                  TOTAL
Balance at October 1, 2002                         --------------------------------------------------------
                                                      $ (166,540)      $ (16,718,056)         $ (1,158,955)
Conversion of preferred stock into                                                                       -
         commons stock                                                                                   -
Retirement of Series E preferred stock                                                                   -
         into common stock                                                                               -
Exercise of cashless warrants                                                                       (3,958)
Cancellation of stock subscription                                                                       -
Issuance of common stock in private                                                                      -
        placement and through equity line                                                                -
Issuance of common stock and stock                                                                 993,500
        options in exchange for services                                                                 -
Issuance of common stock and stock                                                               1,482,093
         options for employee stock option plan                                                          -
Issuance of common stock and stock                                                                 162,000
         options in exchange for interest                                                                -
Issuance of common stock and stock                                                                  20,220
         options for employee compensation                                                               -
Issuance of common stock and stock                                                                 397,175
          options in settlement of notes payable                                                         -
          and accrued expenses                                                                           -
Amortization of beneficial conversion                                                              423,507
          feature                                                                                        -
Dividends accrued                                                                                   47,542
Net loss                                                                                              (197)
                                                                          (4,079,581)           (4,079,581)
                                                   --------------------------------------------------------
Balance at September 30, 2003                         $ (166,540)      $ (20,797,637)         $ (1,716,654)
                                                   ========================================================

Issuance of Series D preferred stock
          as compensation                                                                            9,720
Discount on preferred stock                                                                              -
           Charged to operations                                                                     3,958
Issuance of Series D preferred stock as                                                                  -
           collateral                                   (305,000)                                        -
Conversion of preferred stock into                                                                       -
           commons stock                                                                                 -
Conversion of preferred stock into                                                                       -
          commons stock                                                                                  -
Conversion of preferred stock into                                                                       -
           commons stock                                                                                 -
Issuance of common stock                                                                                 -
          in exchange for services                                                                 455,908
Issuance of common stock                                                                                 -
           in settlement of accounts payable                                                       239,304
Issuance of common stock                                                                                 -
           for employee stock option plan                                                          586,196
Issuance of common stock                                                                                 -
           for employee compensation                                                               104,800
Issuance of common stock                                                                                 -
            in settlement of accrued expenses                                                       28,500
Issuance of common stock in exchange for                                                                 -
            interest on notes payable                                                                5,250
Cancellation of stock subscription                                                                       -
Issuance of Preferred stock by SSWM as                                                                   -
            collateral for letter of credit             (184,270)                                 (184,270)
Amount reclassed                                                                                    68,000
Issuance of commitment shares and warrants                                                               -
     by SSWM                                                                                      (783,500)
Net loss                                                                  (4,041,046)           (4,041,046)
                                                   --------------------------------------------------------
Balance at September 30, 2004                         $ (655,810)      $ (24,838,683)         $ (5,223,834)
                                                   ========================================================

                                                     F-8


                                          U.S. MICROBICS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                    2004             2003
                                                                                    ----             ----
Cash flow from operating activities:
Net loss                                                                         (4,041,046)      (4,079,581)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                 71,025           49,464
       Loss on disposal of asset                                                         --           12,216
       Minority interest                                                           (960,144)        (194,202)
       Impairment of investments                                                    400,000               --
       Beneficial conversion feature                                                     --           43,584
       Issuance of preferred stock for services and expenses                          9,720               --
       Common stock issued in exchange for services rendered/expenses               455,909        1,482,093
       Common stock issued for compensation                                         104,800          397,175
       Common stock issued for interest                                               5,250           20,220
       Commons issued for expenses by subsidiaries                                  592,616               --
       Interest expense credited to notes payable                                    40,000               --
       Conversion benefit amortized by subsidiary                                   328,333               --
       Employee Stock Option Plan expense                                                --          162,000
       (Increase) decrease in:
                  Accounts receivable                                                36,988          (57,800)
                  Restricted cash                                                   136,026               --
                  Cost & estimated profit in excess of billings                     (55,800)        (158,099)
                  Contract receivable                                                    --           80,612
                  Prepaid expenses                                                       --           37,678
                  Other current assets                                              (10,583)              --
                  Deposit and other assets                                            4,558              377
       Increase (decrease) in:
                  Accounts payable and accrued liabilities                          543,833          303,149
                                                                                 -----------      -----------
Net cash used in operating activities                                            (2,338,515)      (1,901,114)
                                                                                 -----------      -----------

Cash flow from investing activities:
       Purchase of property and equipment                                                --          (14,392)
       Proceeds from sale of property and equipment                                      --              500
                                                                                 -----------      -----------
Net cash used in investing activities                                                    --          (13,892)
                                                                                 -----------      -----------

Cash flow from financing activities:
       Proceeds from notes payable to related parties                                    --          334,065
       Proceeds from notes payable and capital leases                             1,060,043               --
       Repayment of notes payable to related parties                                     --          (43,640)
       Cash reserved for financing purposes                                              --           (6,672)
       Dividends accrued                                                                 --             (198)
       Additional financing by minority interest                                         --          618,852
       Issuance of common stock under ESOP by Subsidiary                            144,750               --
       Issuance of stock and stock options in private placements                    560,804          993,500
       Issuance of common stock under ESOP                                          586,196               --
                                                                                 -----------      -----------
Net cash provided by financing activities                                         2,351,793        1,895,907
                                                                                 -----------      -----------

Net increase (decrease) in cash and cash equivalents                                 13,278          (19,099)

Cash and cash equivalents, beginning of year                                         25,421           44,520
                                                                                 -----------      -----------
Cash and cash equivalents, end of year                                               38,699           25,421
                                                                                 ===========      ===========





                                          U.S. MICROBICS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                                                       (continued)

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                            10,000              31,964
       Repayment of notes payable to related parties through issuance of stock                -              55,000
       Settlement of accrued expenses through issuance of stock                          28,500             368,507
       Issuance of preferred stock for services                                           9,720                   -
       Common stock issued in exchange for services rendered                            406,582           1,482,093
       Common stock issued for compensation                                             104,800             397,175
       Employee Stock Option Plan expense                                                     -             162,000
       Common stock issued for interest                                                   5,250              20,220
       Conversion of preferred stock to common stock                                          -                 781
       Preferreds issued as collateral for Letter of credit                             305,000                   -
       Commons issued for settlement of Accounts payable                                239,303                   -
       Commons issued for settlement of Accrued Payroll                                  28,500                   -
       Notes payable settled by issuance of common by subsidiary                      1,045,745                   -
       Deferred financing cost incurred by SSWM through issuance common stock           184,270                   -
       Accounts payable settled by SSWM through issuance of shares of common stock      226,851                   -
       Common stock issued to acquire investmetns for lease                             400,000                   -
       Issuance of commitment shares and warrants by SSWM                               783,500                   -


                               See accompanying notes to consolidated financial statements

                                                          F-10

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation
----------------------------------

U.S. Microbics was incorporated in the State of Colorado on December 7, 1984 under the name "Venture Funding Corporation" and has been engaged in a variety of operations since inception. U.S. Microbics is primarily engaged in two business operations: 1) a financial services division that assists in the financing and development of companies desiring to go public and 2) a holding company that facilitates and develops the deployment of environmental technologies

The Company has five wholly-owned (directly and indirectly) subsidiaries and those companies are Xyclonyx, West Coast Fermentation Center, USM Information Services, Inc., USM Products Inc and USM Resources Development. Additionally, the Company has three majority-owned subsidiaries: Sol Tech Corporation (also known as Wasteline Performance Corporation), USM Capital Group, Inc., Bio-Con Microbes Inc., and Sub-Surface Waste Management of Delaware, Inc. ("SSWM").

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES


Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Accounts Receivable
-------------------

Accounts receivable is reported at its fair value and, in the opinion of management, is collectible and no allowance for doubtful accounts was necessary at September 30, 2004 and 2003.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long Lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and product development costs of $25,000 and $0 for the years ended September 30, 2004 and 2003.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

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

Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2004 and 2003, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

The asset , "Cost and estimated profit in excess of billings" represents revenue recognized in excess of amounts billed.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

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

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended September 30, 2004 and 2003, advertising costs were not material to the consolidated statement of operations.

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,041,046 and $4,079,581 during the years ended September 30, 2004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $1,609,690 as of September 30, 2004.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at September 30, 2004 and 2003.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended September 30, 2003

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

Stock Based Compensation (continued)


Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):

                                                                      For the years ended September 30,
                                                                            2004              2003
                                                                       --------------    --------------
Net loss - as reported                                                 $  (4,041,046)    $  (4,079,581)
Add: Total stock based employee compensation expense as reported
     under intrinsic value method (APB. No. 25)                                   --                --
Deduct: Total stock based employee compensation expense as
     reported under fair value based method (SFAS No. 123)                  (180,000)               --
                                                                       --------------    --------------
Net loss - Pro Forma                                                   $  (4,221,046)    $  (4,079,581)
                                                                       ==============    ==============

Net loss attributable to common stockholders - Pro forma               $  (4,221,046)    $  (4,079,581)
Basic (and assuming dilution) loss per share - as reported             $       (0.03)    $       (0.05)
Basic (and assuming dilution) loss per share - Pro forma               $       (0.03)    $       (0.05)

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

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment. (See Note Q)

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

New Accounting Pronouncements
-----------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, INVENTORY COSTS-- AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE B - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLING

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the consolidated balance sheet. These amounts are stated at estimated realizable value and aggregated $217,717 and $161,917 at September 30, 2004 and 2003.

The details of cost of estimated earnings in excess of billing are as follows:

---------------------------------------------  --------------------------
                                                      SEPTEMBER 30,
---------------------------------------------  --------------------------
                                                    2004           2003
---------------------------------------------  ------------  ------------
Cost incurred on contracts and estimated
  earnings to date                             $   707,147   $   601,639
Less: Cumulative billing                           489,430       439,722
---------------------------------------------  ------------  ------------
     Cost and estimated earnings in
         excess of billing                     $   217,717   $   161,917
=============================================  ============  ============


NOTE C - RESTRICTED CASH

Included in restricted cash are two certificates of deposits, which total $122,442 and $258,468 for the years ended September 30, 2004 and 2003, respectively.. Both certificates of deposits are pledged as collateral on letters of credit (see Note M) issued to the State of South Carolina in lieu of performance bonds on two remediation projects, Off Ramp # 83 and McGill's Store.

One certificate of deposit issued by Community National Bank is for $87,500 and $189,745 for the years ended September 30, 2004 and 2003, respectively. The certificate earns earns interest at the rate of 1.54% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, on the Off Ramp #83 job in the amount of $175,000. The letter of credit is dated May 22, 2004 and expires on June 22, 2005. The certificate of deposit will be released as collateral for the letter of credit when the Off Ramp #83 job project is completed, which is expected to occur prior to the expiration of the letter of credit on June 22, 2005. If necessary, the letter of credit could be extended if additional time is required to complete the job.

The second certificate of deposit issued by Bank of America is for $34,942 and $68,723 for the years ended September 30, 2004 and 2003, respectively. The certificate earns interest at the rate of 2.0% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, on the McGill's Store job in the amount of $67,567. The letter of credit is dated September 9, 2004 and expires on September 12, 2005. The certificate of deposit will be released as collateral for the letter of credit when the McGill's Store job project is completed, which is expected to occur prior to the expiration of the letter of credit on September 12, 2005. If necessary, the letter of credit could be extended if additional time is required to complete the job.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                   2004              2003
                                              --------------    --------------
     Office Furniture and Equipment           $     276,181     $     120,007
     Leasehold Improvement                           14,376            14,376
     Production Equipment                           144,241           158,434
                                              --------------    --------------
                                                    434,798           292,817
Less: Accumulated Depreciation                     (254,397)         (208,705)
                                              --------------    --------------
                                              $     180,401     $      84,112
                                              ==============    ==============

Depreciation expense for the years ended September 30, 2003 and 2002 was $45,692 and $49,464, respectively. During the year ended September 30, 2003 the Company sold / disposed off the assets with book value of 12,716, net of accumulated depreciation of $17,255, for the proceeds of $500.

NOTE E - DEPOSITS

Deposits at September 30, 2004 and 2003 consisted of security deposits on the Company's building leases, a utility company deposit, and a state sales and use tax deposit.

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

                                                       2004            2003
                                                  --------------  --------------
Accounts payable                                  $     681,847   $     449,081
Accrued expenses:
     Interest                                            88,434          42,821
     Salaries, wages, vacation and related taxes        773,220         846,367
     Others                                             184,335         198,407
                                                  --------------  --------------
                                                  $   1,727,836   $   1,536,676
                                                  ==============  ==============

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE G - NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties at September 30, 2004 and 2003 consists of the following:

                                                                                               2004              2003
                                                                                               ----              ----
Note payable to an entity controlled by the Chief Executive Officer;
interest is charged at 10% per annum; unsecured and due in April 2005.                    $      38,010     $      38,010

Note payable to the Chief Executive Officer;
interest is charged at 12% per annum; unsecured
and payable on demand.                                                                               --            30,000

Note payable to the Chief Executive Officer, for purchase of a vehicle; interest is charged at 10% per annum; secured by the vehicle; repayable
in monthly installment of $750 per month, including principal and interest.                          --             5,425

Note payable to Chief Executive Officer; interest is charged at
12% per annum; unsecured and payable on April 2005.                                                  --            12,280

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in August 2003; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or
50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The conversion feature terminated in May 2003. The Company was in
default under this note agreement.                                                                   --            55,000

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in August 2003; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or
50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The Conversion feature was terminated in May, 2003. The Company was in
default under this note agreement.                                                                                 55,000

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in September 2003; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or
50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The Conversion feature terminated in May, 2003.  The Company is
in default under this note agreement.                                                            60,000            55,000

Convertible note payable , interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in September 2003; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or
50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The Conversion feature terminated in May, 2003.
The Company is in default under this note agreement.                                             45,000            55,000
                                                                                              ---------         ---------
Totals carried forward                                                                        $ 143,010         $ 305,715

                                                          F-20


                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE G - NOTES PAYABLE TO RELATED PARTIES (CONTINUED)
                                                                                                  2004             2003
                                                                                                  ----             ----
Totals brought forward                                                                          143,010        $  305,715

Convertible note payable, interest at 10% per annum and due in January 2003. The note holder has the option to convert unpaid note principal together with
Accrued and unpaid interest to the Company's restricted common stock at $0.05 per share. The Company is in default under this
note agreement.                                                                                  15,000            15,000

Fusion Capital Note Payable (terms described below)                                             200,000                --
Debt discount - beneficial conversion feature, net of accumulated
Amortization of $13,333                                                                         (26,667)               --

Debt discount - value attributable to warrants issued with Note, net of
accumulated amortization of $21,375                                                             (46,125)               --

Notes payable (2) of $ 50,000 and $ 50,000: interest is charged at 20% per annum; unsecured and is payable February 2, 2004 and February 3, 2004
respectively. The Company is in default under these note agreements.                            100,000                --

Notes payable (2) of $8,150 and $8,500 to the Chief Operating Officer of
U.S. Microbics, Inc.: interest is charged at 12% per annum; unsecured
and is payable March 8, 2005 and April 17, 2005 respectively.                                     1,150            16,650
                                                                                          -------------     -------------

Total                                                                                           386,368           337,365
Less: current portion                                                                           386,368           317,075
                                                                                          -------------     -------------
                                                                                          $          --     $      20,290
                                                                                          =============     =============

During August 2004, Sub Surface Waste Management of Delaware, Inc. ("SSWM") received gross proceeds of $650,000 for a twelve month convertible note payable bearing 10% interest rate. The note was convertible into common stock of the company at $0.15 per share.

During September 2004, the note holder exercised the option to convert the note and accrued interest of $25,000 into 4,500,000 common stock of the Sub Surface Waste Management.

In accordance with Emerging Issue Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios ("EITF 98- 5"), the Company recognized an imbedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital. The Company recognized and measured and aggregate of $315,000 of the proceeds, which is equal to the intrinsic value of the embedded conversion feature, to additional paid-in capital and a charge to operations.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE G - NOTES PAYABLE TO RELATED PARTIES (CONTINUED)

Fusion Capital Note
-------------------

During August 2004, Sub Surface Waste Management received gross proceeds of $200,000 for a convertible note payable bearing 10% interest rate due on January 31, 2005. The Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $0.25 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a twelve day moving average closing price over a ten (12) day period.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $40,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Note. The debt discount attributed to the beneficial conversion feature is amortized over the note's maturity period (180 days) as interest expense.

During the year ended September 30, 2004, Sub Surface Waste Management amortized $13,333 of the discount associated with the beneficial conversion feature to interest expense.

In connection with this note, the Sub Surface Waste Management issued detachable warrant granting the holders the right to acquire 250,000 shares of the Company's common stock at $.275 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF-0027"), the Company recognized the value attributable to the warrants in the amount of $67,500 to additional paid in capital and a discount against the note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.03%, a dividend yield of 0%, and volatility of 141%. The debt discount attributed to the value of the warrant issued is amortized over the note's maturity period (180 days) as interest expense.


NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)

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

The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of September 30, 2004, there were 6,125 shares of Series II preferred stock, 5,271 shares of Series B preferred stock, 15,871 shares of Series C preferred stock, 43,300 shares of Series D preferred stock, and -0- shares of Series E preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 5,921,519 shares of common stock.

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

As of September 30, 2004 and 2003, the Company accrued $35,588 in dividends for the Series E preferred stock.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)

Preferred Stock (Continued)
---------------------------

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

Preferred stock transactions during the year ended September 30, 2003:
----------------------------------------------------------------------

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

Preferred stock transactions during the year ended September 30, 2004:
----------------------------------------------------------------------

For the year ended September 30, 2004 , the Company issued 3,000 shares of Series D preferred stock for compensation for providing a Letter of Credit for a South Carolina job. These shares were valued at a weighted average of approximately $0.31 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For year ended September 30, 2004, the Company issued 30,000 shares of Series D convertible Preferred Stock to a shareholder of the Company as a collateral for the shareholder providing a $305,000 letter of credit collateralizing the performance of a contractual obligation of the Company's. The Company has recognized a $305,000 deferred financing cost in connection with the placement of the letter of credit. The shareholder will return these preferred stocks to the Company upon maturity of the outstanding letter of credit.

For year ended September 30, 2004, the stock holders of convertible preferred stock series C elected to convert 50 preferred stock series into 5,000 common stocks of the Company.

For year ended September 30, 2004, the stock holders of convertible preferred stock series B elected to convert 250 preferred stock series into 1,250 common stocks of the Company.

For year ended September 30, 2004, the stock holders of convertible preferred stock series II elected to convert 118.75 preferred stock series into 1,188 common stocks of the Company.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock
------------

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of September 30, 2004 and 2003, the Company has issued and has outstanding 143,859,331 and 113,722,201 shares of common stock, respectively. All valuations of common stock issued for services were based the fair value of the services received which did not differ materially from the value of the stock issued

Common stock transactions during the year ended September 30, 2003:
-------------------------------------------------------------------

For the year ended September 30, 2003, the Company issued a total of 23,255,000 shares of common stock for net proceeds of $993,500.

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

For the year ended September 30, 2003, the Company issued an aggregate of 2,000,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. The employees rendered services totaling $59,450. The Company incurred expenses of $170,550, of which $68,000 were unearned. The total cost of the Employee Stock Option Plan is $162,000.

For the year ended September 30, 2003, the Company issued an aggregate of 866,200 shares of common stock to retire 696 shares of Series E preferred stock. The Company accrued $31,614 of dividends in arrears through the date of retirement, and were paid in full as of September 30, 2004.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock (continued)
------------------------

Common stock transactions during the year ended September 30, 2004:
-------------------------------------------------------------------

For the year ended September 30, 2004, the Company issued an aggregate of 10,987,192 shares of common stock to consultants in exchange for a total of $455,908 of services and expenses rendered. These shares were valued at a weighted average of $0.041 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2004, the Company issued an aggregate of 6,687,500 shares of common stock to settle accounts payable outstanding balance for a total of $239,304. These shares were valued at a weighted average of $0.036 per share.

For the year ended September 30, 2004, the Company issued an aggregate of 12,900,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses.

For the year ended September 30, 2004, the Company issued an aggregate of 2,480,000 shares of common stock to employees in exchange for a total of $104,800 for bonuses and services rendered. These shares were valued at a weighted average of $0.04 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2004, the Company issued an aggregate of 1,000,000 shares of common stock to employees in exchange for a total of $28,500 for accrued payroll expenses. These shares were valued at a weighted average of $0.03 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2004, the Company issued an aggregate of 250,00 shares of common stock to settle interest due on a notes payable for a total of $5,250. These shares were valued at a weighted average of $0.021 per share.

For the year ended September 30, 2004, the Company cancelled 4,175,000 shares of common stock previously issued to investors in connection with a cancellation of stock subscription note of $3,750,000.


Treasury Stock
--------------

Treasury stock consists of 1,000 shares of Series C preferred stock and 700 shares of common stock that were returned to the Company upon the expiration of two stock subscription notes receivable during the year ended September 30, 2001.

Stock Options and Warrants
--------------------------

The Company issued options and warrants during the years ended September 30, 2004 and 2003 for consulting services, employee bonuses, fees in connection with obtaining financing, and various other services. The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2004 and 2003, respectively:

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options (Continued)
-------------------------

September 30, 2004:
                                 Options and                                                Options and
                               Warrants outstanding                                   Warrants outstanding
                               --------------------                                   --------------------
                                                                     Weighted                           Weighted
          Range of                           Weighted Average         Average                            Average
          Exercise          Number         Remaining Contractual     Exercise         Number            Exercise
           Prices         Outstanding          Life (Years)            Price        Exercisable           Price
           ------         -----------          ------------            -----        -----------           -----
       $       0.03       6,000,000                4.76               $ 0.03         6,000,000           $ 0.03
        0.09 - 0.59       1,469,906                1.76               $ 0.15         1,469,906           $ 0.15
        0.60 - 0.89          87,917                1.61                 0.65            87,917             0.65
                         ----------                                                 ----------
                          7,557,823                4.14               $ 0.06         7,557,823           $ 0.06
                         ==========                                                 ==========

September 30, 2003:
-------------------
                             Options  Outstanding                                       Options  Exercisable
                             --------------------                                       --------------------
                                                                     Weighted                           Weighted
          Range of                           Weighted Average         Average                            Average
          Exercise          Number         Remaining Contractual     Exercise         Number            Exercise
           Prices         Outstanding          Life (Years)            Price        Exercisable           Price
           ------         -----------          ------------            -----        -----------           -----
      $ 0.09 - 0.59       1,469,906                2.76               $ 0.15         1,469,906           $ 0.15
        0.60 - 0.89          87,917                2.61                 0.65            87,917             0.65
        1.00 - 5.00         200,000                0.09                 2.50           200,000             2.50
                         ----------                                                 ----------
                          1,757,823                2.45               $ 0.45         1,757,823           $ 0.45
                         ==========                                                 ==========

Transactions involving options and warrants issuance are summarized as follows:

                                                             Weighted Average
                                           Shares             Exercise Price
                                           ------             --------------
Balance, October 1, 2002                   4,157,408               2.14
    Granted                                       --                --
    Exercised                               (399,585)              1.34
    Expired/Canceled                      (2,000,000)              3.55
                                          -----------             ------
Balance, September 30, 2003                1,757,823               0.45
                                          -----------             ------
    Granted                                6,000,000                .03
    Exercised                                     --                 --
    Expired/Canceled                        (200,000)              2.50
                                          -----------             ------
Balance, September 30, 2004                7,557,823               0.06
                                          -----------             ------

The weighted-average fair value of stock options granted to employees and consultants during the years ended September 30, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE H - DEFICIENCY IN STOCKHOLDERS' EQUITY (CONTINUED)

Stock Options (Continued)

                                                         2004             2003
                                                         ----             ----
Weighted average grant date fair value per share:       $ 0.03           $ 0.26
Significant assumptions (weighted-average):
    Risk-free interest rate at grant date                1.03%            1.24%
    Expected stock price volatility                      195%             157%
    Expected dividend payout                              --               --
    Expected option/warrant life-years (a)               5.00             5.00

       (a) The expected option/warrant life is based on contractual expiration dates.

         If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been and $(4,221,046) and $(0.03) in 2004 and $(4,079,581) and $(0.05) in 2003, respectively.

Spin-off Stock Distributions
----------------------------

         From time to time, the Company's wholly owned subsidiary, USM Capital enters into agreements to provide consulting services to third parties in exchange for shares of restricted common stock in the entities. Subject to a number of factors, including but not limited to, the registration of the shares received with the Securities & exchange Commission and applicable state laws, the Company may elect to distribute the shares received to the Company's shareholders.

         During the years ended September 30, 2003 and 2004, the Company did not distribut any such shares to its shareholders.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

Equity Line
-----------

On June 10, 2004, Sub Surface Waste Management entered into a common stock purchase agreement to sell up to $6 million of the Company's common stock to Fusion Capital Fund, LLC ("Fusion"). Under the terms of the agreement the Company periodically may choose to sell shares of its common stock to Fusion. If the Company elects to sell shares to Fusion, then the purchase price for such shares will be the lesser of (i) the lowest the lowest sale price of the common stock on the purchase date; or (ii) the average of the three (3) lowest closing sale prices of the common stock during the twelve (12) consecutive trading days prior to the date of a purchase by Fusion Capital.

The Company has the right to sell to Fusion $250,000 of its common stock, per Month, at a purchase price based upon the market price of the Company's common stock on the date of each sale without any fixed discount to the market price.

During the year ended September 30, 2004, the Company elected to make no sales of stock to Fusion.

Under the terms of the common stock purchase agreement Fusion has received 1,000,000 shares of common stock as a commitment fee and 50,000 to cover expenses in connection with Fusion's due diligence. Unless an event of default occurs, these shares must be held by Fusion until 24 months from the date of the common stock purchase agreement or the date the common stock purchase agreement is terminated. Fusion Capital has also received warrants to purchase: (i) 500,000 shares of common stock at $0.50 per share, (ii) 500,000 shares of common stock at $1.00 per share, (iii) 500,000 shares of common stock at $1.50 per share and (iv) 500,000 shares at $2.00 per share. The warrants are exercisable for a period of five years from issuance.

The Company valued these shares at aggregate of $288,500 based on the market price. This amount has been capitalized as deferred equity issuance cost, with an addition to additional paid-in capital, on the Company's financial statements for the year ending September 30, 2004.

The warrants to purchase 2,000,000 shares of common stock at prices ranging from $0.50 to $2.00 per share to Fusion were valued based on the Black-Scholes calculation model. These warrants are deemed to have a combined value of $495,000. This amount has been capitalized as deferred equity issuance cost, with an addition to additional paid-in capital, on the Company's financial statements for the year ending September 30, 2004.

NOTE I - MINORITY INTEREST

For the year ended September 30, 2003, the Company's majority-owned subsidiary, USM Capital Group, Inc., issued 240,000 shares of common stock to private investors at $0.50 per share for total proceeds of $120,000. This transaction resulted in a minority interest of $120,000, increasing the minority interest from 22% to 37%, which reflects the original investment by the minority shareholders of USM Capital Group, Inc. For the years ended September 30, 2004 and 2003, the minority shareholders' share of the loss of USM Capital Group, Inc. was $(154,415) and $(17,382), respectively. As of September 30, 2004 and 2003, the minority interest was $382,989 and $228,574, respectively.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


For the year ended September 30, 2004, Sub Surface Waste Management of Delaware recorded the following transactions:

Preferred stock transactions during the year ended September 30, 2004:

During year ended September 30, 2004, the Company issued 168,000 shares of convertible preferred stock series A in exchange for settlement of debt for $14,000 owed to the officers and director of the Company and $28,000 for debt owed to parent company upon exercise of 168,000 stock options by employees.

During year ended September 30, 2004, the Company issued 50,000 shares of Series B convertible Preferred Stock to a shareholder of the Company as a collateral for the shareholder providing a $101,000 letter of credit collateralizing the performance of a contractual obligation of the Company's. The Company has recognized a $101,000 deferred financing cost in connection with the placement of the letter of credit. The shareholder will return these preferred stocks to the Company upon maturity of the outstanding letter of credit.

During year ended September 30, 2004, the Company issued 100,000 shares of Series B convertible Preferred Stock to a shareholder of the Company as a collateral for the shareholder providing a $83,270 letter of credit collateralizing the performance of a contractual obligation of the Company's. The Company has recognized a $83,270 deferred financing cost in connection with the placement of the letter of credit. The shareholder will return these preferred stocks to the Company upon maturity of the outstanding letter of credit.

Common stock transactions during the year ended September 30, 2004:

During the year ended September 30, 2004 the Company issued 3,367,445 shares of restricted common stock in exchange for $560,804, net of finance costs of $21,500.

During the year ended September 30, 2004, the Company issued an aggregate of 2,633,178 shares of common stock to consultants exchange for a total of $592,616 for services and expenses rendered. These shares were valued at a weighted average of $0.26 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2004, the Company issued an aggregate of 862,800 shares of common stock to settle notes payable due to related parties and accrued expenses for a total of $155,500. These shares were valued at a weighted average of $0.18 per share.

For the year ended September 30, 2004, the Company issued an aggregate of 5,669,700 shares of common stock to settle notes payable and accrued interest for a total of $873,849. These shares were valued at a weighted average of $0.15 per share.

For the year ended September 30, 2004, the Company issued an aggregate of 441,667 shares of common stock to settle accounts payable outstanding balance for a total of $133,750. These shares were valued at a weighted average of $0.30 per share.

For the year ended September 30, 2004, the Company issued an aggregate of 545,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. Net proceeds to the company were $123,037. The company incurred expenses of $21,713.

For the year ended September 30, 2004, the Company issued 2,000,000 shares of common stock in connection with the aquisition of 50% percent interest in four PureSafe Water Stations for leasing. These shares were valued at $400,000. To be conservative, the Company has elected to expense this investment due to the uncertainty of a new venture.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003


In August 2004, pursuant to the Fusion Capital Note agreements (see note G), the Company issued a warrant to purchase 250,000 shares of its common stock at a price of $0.275 per share. The Company valued the warrant using the Black-Scholes calculation model, and the warrants were deemed to have a value of $67,500. This amount was recorded as a discount to the Fusion Capital Note and an addition to paid-in capital, and is being charged to expense over the term of the note, or 180 days. During the year ended September 30, 2004 the Company recognized $21,375 of expense in relation to this warrant.

Theminority interest was 40.05% and 18.04% as of September 30, 2004 and 2003 respectively.

For the year ended September 30, 2004 and 2003, the minority shareholders' share of the loss of Sub Surface Waste Management of Delaware was $1,112,568 and $212,592, respectively. As of September 30, 2004 and 2003, the minority interest was $3,393,290 and $212,319, respectively.

For the year ended September 30, 2004 and 2003, the minority shareholder's share of the (loss) / income of Sol Tech Corporation was $61 and $(1,225), respectively. As of September 30, 2004 and 2003, the minority interest was $6,758 and $6,819, respectively.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

For the year ended September 30, 2003, the Company's majority-owned subsidiary, Bio-Con Microbes Inc., issued 250,000 shares of common stock to private investors at $0.15 per share. This transaction resulted in a minority interest of $37,500 or 20% of Bio-Con Microbes outstanding voting stock. For the years ended September 30, 2004 and 2003, the minority shareholders' share of the earnings of Bio-Con Microbes was $1,930 and $217, respectively. As of September 30, 2004 and 2003 the minority interest was $ 35,353 and $37,283, respectively.

NOTE J - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $24,800,000, which expire through 2022. The deferred tax asset related to the carry-forward is approximately $8,200,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will be realized. Significant changes in ownership may limit the Company's future use of its existing net operating losses.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE J - INCOME TAXES (CONTINUED)

Components of deferred tax assets as of September 30, 2004 are as follows:

                           Non Current:

                           Net operating loss carry-forward      $    8,200,000
                           Valuation allowance                       (8,200,000)
                                                                 ---------------
                           Net deferred tax asset                $           --
                                                                 ===============

NOTE K - LOSSES PER COMMON SHARE

         The following table presents the computation of basic and diluted loss per share:

                                                                2004               2003
                                                                ----               ----
          Net loss available for common shareholders       $ (4,041,046)    $  (4,079,581)
                                                           =============    ==============
          Basic and fully diluted loss per share                  (0.03)            (0.05)
                                                           =============    ==============
          Weighted average common shares outstanding        128,711,681        81,099,423
                                                           =============    ==============

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

NOTE L - RELATED PARTY TRANSACTIONS



Notes Payable to Related Parties
--------------------------------

The Company's officers and entities controlled by the Company's officers have advanced the Company funds during the years ended September 30, 2003 and 2002 for working capital purposes. The net amount of advances due the related parties at September 30, 2004 and 2003 were $386,368 and $337,365, respectively (see Note G).

NOTE M - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements

The Company has an employment agreements with the Company officers. In addition to salary and benefit provisions, the agreements generally include defined commitments should the employee terminate the employment with or without cause.

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.


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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital Stock Exchange Agreements (continued)


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


Letters of credit
-----------------

The Company is obligated under various letters of credit in connection with the issuance of bonds guarantying specific performance under certain remediation contracts. The letters of credit, which aggregate approximately $490,000 are secured by Company assets (see Note C) and third party collateral.

Building Leases---------------
During the year ended September 30, 1998, the Company began leasing office and warehouse space under an operating lease expiring on August 31, 2003. The Company extended the lease for five more years to October 31, 2008. During the year ended September 30, 2000, the Company began leasing office space for its engineering staff under an operating lease expiring in September 8, 2003. Minimum future rental payments under the surviving lease for the fiscal years 2004 and beyond are as follows:

         Annual Rent Expense
                 2005                                             $ 155,077
                 2006                                               158,859
                 2007                                               162,755
                 2008                                               166,768
                 2009                                                14,183
                                                                  ---------
                 Total minimum rental payments                    $ 657,642
                                                                  =========

Rent expense totaled $149,793 and $270,761, respectively, during the years ended September 30, 2004 and 2003.

NOTE N - SEGMENT INFORMATION

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE N - SEGMENT INFORMATION (CONTINUED)

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

The following table summarizes segment asset and operating balances by reportable segment.

                                                             2004              2003
                                                        --------------    --------------
Net Sales to External Customers:
     Consulting and Financial Services                  $     185,300     $     135,853
     Engineering Services                                     234,018           432,754
                                                        --------------    --------------
            Total Sales to External Customers           $     419,318     $     568,607
                                                        ==============    ==============

Depreciation and Amortization:
     Consulting and Financial Services                  $          --     $          --
     Engineering Services                                       5,098             2,661
     Corporate                                                 40,594            46,803
                                                        --------------    --------------
            Total Depreciation and Amortization         $      45,692     $      49,464
                                                        ==============    ==============

General and Administrative Expense:
     Consulting and Financial Services                  $       1,146     $      88,543
     Engineering Services                                   3,104,724         1,155,785
     Corporate                                              1,831,779         3,151,282
                                                        --------------    --------------
            Total General and Administrative Expense    $   4,937,649     $   4,395,610
                                                        ==============    ==============

Capital Expenditures:
     Consulting and Financial Services
     Engineering Services                               $          --     $      10,947
     Corporate                                                     --            11,645
                                                        --------------    --------------
            Total Capital Expenditures                  $          --     $      22,592
                                                        ==============    ==============

Operating Income (Losses):
     Consulting and Financial Services                  $     184,154     $      47,260
     Engineering Services                                  (3,149,035)       (1,104,700)
     Corporate                                             (1,877,591)       (3,131,211)
                                                        --------------    --------------
            Total Segment Operating Losses              $  (4,842,472)    $  (4,188,651)
                                                        ==============    ==============

Segment Assets:
     Consulting and Financial Services                  $       7,350     $         351
     Engineering Services                                     500,830           546,564
     Corporate                                                200,579            95,466
                                                        --------------    --------------
            Total Segment Assets                        $     708,759     $     642,381
                                                        ==============    ==============

                                      F-34

                      U.S. MICROBICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

NOTE O - GOING CONCERN

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended September 30, 2004, the Company incurred losses from operations of $4,041,046 and has a working capital deficit of $1,609,690. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

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

None

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


ITEM 8B. OTHER INFORMATION

  None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company and their ages at December 27, 2004 are as follows:

         NAME                     AGE          POSITION
         ----                     ---          --------
         Robert C. Brehm          56           President, Chief Executive Officer and Chairman of the Board
         Mery C. Robinson         51           Chief Operating Officer, Secretary and Director
         Roger K. Knight          82           Vice President, Director
         Conrad Nagel             62           Chief Financial Officer
         Bruce Beattie            49           Director, President, Sub Surface Waste Management, Inc.
         Behzad Mirzayi           47           Director, Vice President and Chief Engineer of Sub Surface
                                               Waste Management, Inc.
         Robert Key               58           Director
         Mark A. Holmstedt        45           Director

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

         ROGER K. KNIGHT has served as a Director since February 1990 and the Company's Vice President-Business Development since July 1997. Mr. Knight has significant experience in identifying business candidates for acquisitions, and served as the Company's President from January 1995 through October 1996. Mr. Knight retired from the U.S. Navy as a Captain in July 1965, and has been involved in retail operations since the mid-1970s. Subsequent to September 30, 2004 Mr. Knight passed away. His board position has not been filled.

         CONRAD NAGEL has served as the Company's Chief Financial Officer since July 1998. Mr. Nagel was previously hired as the Chief Financial Officer of Global Venture Funding, Inc. in April 1997, and served the Company as a consultant from September 15, 1997 through June 1998. Mr. Nagel has an MS degree in Accounting, Kansas University (1964), a BS degree in Business, University of Kansas (1963) and a CPA since 1966. Mr. Nagel has been associated with SEC work, auditing, and finance operations for the past 30 years including Audit Manager for Touche Ross (now Deloitte - Touche), Vice President of Finance - Decision Incorporated, Internal Audit Manager for Kaiser Aetna, Chief Financial Officer CFO for Calusa Financial Medical, Inc., Vice President of Finance for Medical Capital Corporation and over fifteen years CPA practice specializing in taxation and SEC work.

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


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         In September of 2004, we reviewed the holdings of our officers and directors to determine if any purchase, sales or transfers were made throughout the year that may not have been disclosed properly on a Form 4. Any such sales were subsequently properly disclosed on Form 5.

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


                                               SUMMARY COMPENSATION TABLE

                                                 LONG-TERM COMPENSATION
                                                 ----------------------

                                            ANNUAL COMPENSATION                                          AWARDS
                           --------------------------------------------------------------    ------------------------------
                                                                           SECURITIES
NAME AND PRINCIPAL                                    RESTRICTED STOCK      UNDERLYING        OTHER ANNUAL       ALL OTHER
POSITION                   FISCAL YEAR   SALARY ($)      AWARDS ($)      OPTIONS/SARS (#)     COMPENSATION     COMPENSATION
Robert C. Brehm (1)           2004         318,000
     President                2003         318,000                              --                 --               --
                              2002         298,389
                              2001         288,500

Mery C. Robinson (2)          2004         318,000
     Chief Operating          2003         318,000                              --                 --               --
     Officer                  2002         306,198                              --                 --               --
                              2001         265,500                              --                 --               --

Conrad Nagel (3, 5)           2004         143,000
                              2003         143,000                              --                 --               --
     Chief Financial          2002         130,491                              --                 --               --
     Officer                  2001           --                                 --                 --               --

Bruce Beattie (4, 6)          2004         178,843
     President of Sub         2003         143,643
     Surface Waste            2002         130,300
     Management, Inc.


Behzad, Mirzayi (5, 7)        2004         178,793
     Vice President,          2003         143,300
     and COO of Sub           2002         130,000
     Surface Waste
     Management, Inc

_______________

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

(5)       (3) Mr. Nagel's employment with the Company commenced in August 1998.

(6) Mr. Beattie's employment with Sub Surface Waste Management, Inc. commenced in August 2000.

(7) Mr. Mirzayi's employment with Sub Surface Waste Management, Inc. commenced September, 2002

STOCK OPTION GRANTS

         The grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2004 are as follows:

                                                                                  Estimated Option
                                                                                      Value at
                   Date          Date        Expiration      Options        Grant       Date
                 Granted        Vested          Date         Granted        Price     Granted
                 -------        ------          ----         -------        -----     -------
Robert Brehm     06/03/04      06/03/04       06/03/09      2,500,000       .03          .03

Mery Robinson    06/03/04      06/03/04       06/03/09      2,300,000       .03          .03

Conrad Nagel     06/03/04      06/03/04       06/03/09        700,000       .03          .03

Bruce Beattie    06/03/04      06/03/04       06/03/09        250,000       .03          .03

Behzad Mirzayi   06/03/04      06/03/04       06/03/09        250,000       .03          .03


(1) Options Granted were for Restricted Common Stock. held.

(2) Option value based on closing price of one share of common stock on June 03, 2004.


                      OPTION EXERCISES IN FISCAL YEAR 2004

         Set forth below is information with respect to exercises of stock options by the Named Executive Officers during fiscal year 32002 and the fiscal year-end value of all unexercised stock options held by such persons.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF UNEXERCISED              VALUE OF UNEXERCISED,
                                                             OPTIONS HELD AT FISCAL             IN-THE-MONEY OPTIONS AT
                                                                YEAR-END 09/30/04                FISCAL YEAR-END ($)(2)
                                                           ------------------------------     ------------------------------
                         SHARES
                       ACQUIRED ON          VALUE
          NAME        EXERCISE (#)    REALIZED ($) (1)     EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------
Robert C. Brehm            --                --             2,566,667            --               --                --
Mery C. Robinson           --                --             2,300,000            --               --                --
Conrad Nagel               --                --               700,000            --               --                --
Bruce Beattie              --                --               250,000            --               --                --
Behzad Mirzayi             --                                 250,000

____________________

(1) Based on the closing price of $0.024 for the shares of Common Stock of the Company traded on the OTC Bulletin Board as of September 30, 2004
(2) Closing market of a share of common stock on September 30, 2004 was $0.024.


THE VALUE OF THE UNEXERCISED OPTIONS IS DETERMINED BY CALCULATING THE DIFFERENCE BETWEEN THE FAIR MARKET VALUE OF THE SECURITIES UNDERLYING THE OPTIONS AT FISCAL YEAR END AND THE EXERCISE PRICE OF THE STOCK OPTIONS.

COMPENSATION OF DIRECTORS

         Members of the Board of Directors are not compensated for serving as directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of January 31, 2005, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 6451 El Camino Real, Suite C , Carlsbad, California 92009.

NAME AND ADDRESS OF BENEFICIAL OWNER                   AMOUNT (1)        PERCENT
------------------------------------                   ----------        -------
Robert C. Brehm                                       8,237,124 (2)       6.61%
    President, Chief Executive Officer and
    Chairman of the Board

Mery C. Robinson                                      7,550,172(3)        5.63%
    Chief Operating Officer,
    Secretary and Director

Roger K. Knight                                        702,575 (4)        .58%
    Director

Conrad Nagel                                           897,833 (5)        .43%
    Chief Financial Officer

Robert Key                                             171,230 (6)        .07%
    Director

Mark A. Holmstedt                                     1,640,950 (7)       0.97%
    Director

Bruce Beattie                                          250,000 (8)        .25%
    President,
     SSWM Management

Bezhad Mirzay                                          500,000 (9)        .25%
    Chief Executive Officer,
    SSWM

All Officers and Directors
    as a group (89 persons)                          18,507,309 (10)     14.52%

Other 5% Shareholders of any class of Stock:

John Feighner                                         900,000 (12)        .75%
    P.O. Box 1875
    Rancho Santa Fe, CA 92067

Michael Knowles                                       100,000 (13)        .06%
    P.O. Box 2053
    Rancho Santa Fe, CA 92067

Thomas Westhoff                                       1,900,000(14)       .87%
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

(2) Includes: (i) 659,290 shares of Common Stock owned by Robert C. Brehm Consulting, Inc., of which Robert C. Brehm is the President; and (ii) 2,500,000 shares of Common Stock issuable under stock options and warrants exercisable within 60 days of January 31, 2005.

(3) Includes 2,300,000 shares issuable of Common Stock under stock options exercisable within 60 days of January 31, 2005.

(4) Includes: (i) 665 shares of Series B Preferred Stock convertible into 3,325 shares of Common Stock; (ii) 1,250 shares of Common Stock owned by First Venture Group Inc., an affiliated company of Roger K. Knight; and
       (iii) 100,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 6, 2004.

(5) Includes 600 shares in the name of spouse, Kathrina B. Nagel and (ii) 700,000 shares of Common Stock issuable under stock options and warrants exercisable within 60 days of January 31, 2005..

(6) Includes (i) 565 shares of Series C Preferred Stock owned by Common Media Services Inc., an affiliate of Robert Key, convertible into 56,500 shares of Common Stock (ii) 24,730 shares of Common Stock owned by Common Media Services, Inc., an affiliate of Robert Key.

(7) Includes 100 shares of Series C Preferred Stock which is convertible into.

(8) Includes of 250,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 31, 2005.

(9) Includes of 250,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 31, 2005.

(10) Includes (i) 565 shares of Series C Preferred Stock which is convertible into 56,500 shares of common stock, (ii) 100 shares of Series D Preferred stock which convertible into 10,000 shares of common stock and (iii) 5,500,000 shares issuable under stock options, warrants or convertible securities held by directors and executive officers exercisable or convertible within 60 days of January 31, 2005.

(12) Includes of 4,000 shares of Series C Preferred Stock convertible into 400,000 shares of Common Stock. All shares are held in the name of the Feighner Family Trust.

(13) Consists of 1,000 shares of Series C Preferred Stock convertible into 100,000 Common of Common Stock.

(14) Includes of 10,000 shares of Series D Preferred Stock convertible into 1,000,000 shares of Common Stock. The shares are held as collateral for a letter of credit issued by shareholder on behalf of SSWM in the name of The Westhoff Family Trust.

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

*14.1    Code of Business Conduct and Ethics

*23.1     Consent of Independent Auditor.


*23.2     Consent of Independent Auditor.

*23.3     Consent of Independent Auditor.


*31.1     Certification of Chief Executive Officer/President Pursuant to Rule
          13a-14(a) and 15d-14(a).

*31.2     Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and
          15d-14(a).

*32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith
_______________________

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2004 and September 30, 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and
(iv) all other fees for services rendered.

                                      September 30, 2004    September 30, 2003
                                      ------------------    ------------------

(i)       Audit Fees                     $     100,488          $      25,000
(ii)      Audit Related Fees                        --                 18,000
(iii)     Tax Fees                                  --                 10,000
(iv)      All Other Fees                            --                     --
                                         --------------         --------------
                    Total fees           $     100,488          $      53,000
                                         ==============         ==============

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         Prior to the Company's engagement of its independent auditor, such engagement is approved by the Company's audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company's Audit Committee Charter, the independent auditors and management are required to report to the Company's audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. [All audit-related fees, tax fees and other fees incurred by the Company for the year ended September 30, 2004, were approved by the Company's audit committee.]

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                U.S. MICROBICS, INC.

Date: January 13, 2005                          By: /s/ Robert C. Brehm
                                                    ----------------------------
                                                Robert C. Brehm, President and
                                                Chief Executive Officer

Dated: January 13, 2005                         By: /s/ Conrad Nagel
                                                    ----------------------------
                                                Conrad Nagel
                                                Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated.


        NAME                                       POSITION                           DATE
        ----                                       --------                           ----
/s/ Robert C. Brehm                    Chief Executive Officer and Director      February 13, 2005
--------------------------------
Robert B. Brehm

/s/ Conrad Nagel                       Chief Financial Officer and Director      February 13, 2005
--------------------------------
Conrad Nagel

/s/ Mery C. Robinson                   Chief Operating Officer, Secretary        February 13, 2005
--------------------------------
and Director Mery C. Robinson

/s/ Robert Key                         Director                                  February 13, 2005
--------------------------------
Robert Key

/s/ Mark Holmstedt                     Director                                  February 13, 2005
--------------------------------
Mark Holmstedt

