Form 10KSB/A
period 2004-09-30
US MICROBICS INC
filed 2005-03-17
CIK 774454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           __________________________

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

                                       8





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

New York, New York
December 24, 2004


                                               U.S. MICROBICS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    SEPTEMBER 30, 2004 AND 2003

                                                                                                         2004              2003
                                                                                                         ----              ----
Assets
Current Assets:
           Cash and Cash Equivalents                                                                $     38,699       $     25,421
           Restricted Cash (Note C)                                                                      122,442            258,468
           Accounts Receivable                                                                            25,801             62,789
           Cost and Estimated Profit in Excess of Billing                                                217,717            161,917
           Prepaid Expenses and Other Assets                                                              99,855             21,272
                                                                                                    -------------      -------------
           Total Current Assets                                                                          504,514            529,867

Plant, property and equipment - net                                                                      180,401             84,112
Other assets                                                                                              23,844             28,402

                                                                                                    -------------      -------------
           Total Assets                                                                             $    708,759       $    642,381
                                                                                                    =============      =============

Liabilities and Deficiency in Stockholders' Equity
Current Liabilities:
           Accounts Payable and Accrued Liabilities                                                 $  1,727,836       $  1,536,676
           Notes Payable to Related Parties, current portion                                             386,367            317,075
                                                                                                    -------------      -------------
           Total Current Liabilities                                                                   2,114,203          1,853,751

Notes Payable to Related Parties, net of current                                                              --             20,290
                                                                                                    -------------      -------------
                                                                                                       2,114,203          1,874,041

Commitment and Contingencies (Note M)

Minority Interest                                                                                      3,818,391            484,995

Deficiency in Stockholders' Equity:
           Preferred Stock
           Convertible Preferred Stock, $.10 par value, authorized 20,000,000 shares:
           Series II; authorized 500,000 shares; 6,125 and 6,244 shares issued and outstanding at September 30, 2004 and 2003, respectively
              (aggregate liquidation preference of $6,125 and $6,244, respectively)                          613                625
           Series B; authorized 500,000 shares;
              5,272 and 5,522 shares issued and outstanding at September 30, 2004 and 2003
              (aggregate liquidation preference of $ 5,272 and $5,522, respectively)                         527                552
           Series C; authorized 50,000 shares;
              15,871 and 15,921 shares issued and outstanding at
              September 30, 2004 and 2003, respectively
              (aggregate liquidation preference of $1,587,100 and $1,592,100, respectively)                1,587              1,592
           Series D; authorized 50,000 shares; 43,300 and 10,300 shares issued and outstanding
              at September 30, 2004 and 2003, respectively (no liquidation preference)                     4,330              1,030
           Series E; authorized 50,000 shares; -0- shares issued and
              outstanding at September 30, 2004 and 2003
              (aggregate liquidation preference of $0)                                                        --                 --
                                                                                                    -------------      -------------
                                                                                                            7,057              3,799

           Common Stock, $.0001 par value; authorized 500,000,000 shares;
              143,859,331 and 113,722,201 shares issued and outstanding
              at September 30, 2004 and 2003, respectively                                                14,386             11,372

           Additional Paid-in Capital                                                                 21,250,703         23,272,297
           Dividends                                                                                     (35,588)           (35,588)
           Discount on Preferred Stock                                                                        --             (3,958)
           Treasury Stock                                                                               (117,400)          (117,400)
           Stock Subscriptions                                                                           (65,000)        (3,815,000)
           Deferred Employee Stock Option Plan                                                                --            (68,000)
           Deferred Equity Issuance Costs                                                               (783,500)                --
           Deferred Financing Costs                                                                     (655,810)          (166,540)
           Accumulated Deficit                                                                       (24,838,683)       (20,797,637)
                                                                                                    -------------      -------------
                                                                                                      (5,223,835)        (1,716,655)
                                                                                                    -------------      -------------
Total Liabilities and Deficiency in Stockholders' Equity                                            $    708,759       $    642,381
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
                                                                                 ===========      ===========

                                          U.S. MICROBICS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                                                       (continued)

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                            10,000              31,964
       Repayment of notes payable to related parties through issuance of stock                -              55,000
       Settlement of accrued expenses through issuance of stock                          28,500             368,507
       Issuance of preferred stock for services                                           9,720                   -
       Common stock issued in exchange for services rendered                            406,582           1,482,093
       Common stock issued for compensation                                             104,800             397,175
       Employee Stock Option Plan expense                                                     -             162,000
       Common stock issued for interest                                                   5,250              20,220
       Conversion of preferred stock to common stock                                          -                 781
       Preferreds issued as collateral for Letter of credit                             305,000                   -
       Commons issued for settlement of Accounts payable                                239,303                   -
       Commons issued for settlement of Accrued Payroll                                  28,500                   -
       Notes payable settled by issuance of common by subsidiary                      1,045,745                   -
       Deferred financing cost incurred by SSWM through issuance common stock           184,270                   -
       Accounts payable settled by SSWM through issuance of shares of common stock      226,851                   -
       Common stock issued to acquire investments for lease                             400,000                   -
       Issuance of commitment shares and warrants by SSWM                               783,500                   -


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


Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):

                                                                      For the years ended September 30,
                                                                            2004              2003
                                                                       --------------    --------------
Net loss - as reported                                                 $  (4,041,046)    $  (4,079,581)
Add: Total stock based employee compensation expense as reported
     under intrinsic value method (APB. No. 25)                                   --                --
Deduct: Total stock based employee compensation expense as
     reported under fair value based method (SFAS No. 123)                        --               --
                                                                       --------------    --------------
Net loss - Pro Forma                                                   $  (4,041,046)    $  (4,079,581)
                                                                       ==============    ==============

Net loss attributable to common stockholders - Pro forma               $  (4,221,046)    $  (4,079,581)
Basic (and assuming dilution) loss per share - as reported             $       (0.03)    $       (0.05)
Basic (and assuming dilution) loss per share - Pro forma               $       (0.03)    $       (0.05)

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
                         ==========                                                 ==========

September 30, 2003:
-------------------
                             Options and Warrants Outstanding                           Options and Warrants Exercisable
                             --------------------------------                           --------------------------------
                                                                     Weighted                           Weighted
          Range of                           Weighted Average         Average                            Average
          Exercise          Number         Remaining Contractual     Exercise         Number            Exercise
           Prices         Outstanding          Life (Years)            Price        Exercisable           Price
           ------         -----------          ------------            -----        -----------           -----
      $ 0.09 - 0.59       1,469,906                2.76               $ 0.15         1,469,906           $ 0.15
        0.60 - 0.89          87,917                2.61                 0.65            87,917             0.65
        1.00 - 5.00         200,000                0.09                 2.50           200,000             2.50
                         ----------                                                 ----------
                          1,757,823                2.45               $ 0.45         1,757,823           $ 0.45
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

         If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been and $(4,041,046) and $(0.03) in 2004 and $(4,079,581) and $(0.05) in 2003, respectively.

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

                                                U.S. MICROBICS, INC.

Date: March 16, 2005                            By: /s/ Robert C. Brehm
                                                    ----------------------------
                                                Robert C. Brehm, President and
                                                Chief Executive Officer

Date: March 16, 2005                            By: /s/ Conrad Nagel
                                                    ----------------------------
                                                Conrad Nagel
                                                Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated.


        NAME                                       POSITION                           DATE
        ----                                       --------                           ----
/s/ Robert C. Brehm                    Chief Executive Officer and Director       March 16, 2005
--------------------------------
Robert B. Brehm

/s/ Conrad Nagel                       Chief Financial Officer and Director       March 16, 2005
--------------------------------
Conrad Nagel

/s/ Mery C. Robinson                   Chief Operating Officer, Secretary         March 16, 2005
--------------------------------
and Director Mery C. Robinson

/s/ Robert Key                         Director                                   March 16, 2005
--------------------------------
Robert Key

/s/ Mark Holmstedt                     Director                                   March 16, 2005
--------------------------------
Mark Holmstedt