Form 10QSB
period 2004-12-31
US MICROBICS INC
filed 2005-03-22
CIK 774454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common Stock, $0.0001 par value per share - 168,544,652 shares outstanding as of March 5, 2005

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       U.S. MICROBICS, INC., AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                       AS OF             AS OF
                                                                                    DECEMBER 31,     SEPTEMBER 30,
                                                                                       2004              2004
                                                                                    (UNAUDITED)        (AUDITED)
                                                                                  --------------    --------------
CURRENT ASSETS:
         Cash                                                                     $      123,661    $       38,699
         Restricted cash                                                                 122,600           122,442
         Accounts receivable                                                              18,778            25,801
         Costs and estimated profit in excess of billings                                253,408           217,717
         Prepaid expenses and other assets                                               135,991            99,855
                                                                                  --------------    --------------
            Total current assets                                                         654,438           504,514

PROPERTY AND EQUIPMENT, NET
         Office equipment                                                                276,181           276,181
         Manufacturing equipment                                                          14,376            14,376
         Production and transportation equipment                                         147,788           144,241
                                                                                  --------------    --------------
                                                                                         438,345           434,798
         Less: Accumulated Depreciation                                                 (268,299)         (254,397)
                                                                                  --------------    --------------
                                                                                         170,046           180,401

DEPOSITS                                                                                 108,844            23,844
                                                                                  --------------    --------------
            Total assets                                                          $      933,328    $      708,759
                                                                                  ==============    ==============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                    $    1,699,512    $    1,727,836
         Notes payable, related parties                                                  526,243           386,367
                                                                                  --------------    --------------
            Total current liabilities                                                  2,225,755         2,114,203

MINORITY INTEREST                                                                      4,305,795         3,818,391

DEFICIT IN STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
  Series II; 500,000 shares authorized; 6,125 issued
     and outstanding as of December 31, 2004 and September 30, 2004
     aggregate liquidation preference of $6,125                                              613               613
  Series B; 500,000 shares authorized; 5,272 issued and outstanding as of  December 31, 2004 and September 30, 2004; aggregate
     liquidation preference of $5,272                                                        527               527
  Series C; 50,000 shares authorized; 15,871 issued and outstanding as of December 31, 2004 and September 30, 2004; aggregate
     liquidation preference of $1,587,100                                                  1,587             1,587
  Series D; 50,000 shares authorized; 43,300 issued and outstanding as of December 31, 2004 and September 30, 2004; no
     liquidation preference                                                                4,330             4,330
  Common stock; $.0001 par value; 500,000,000 shares authorized;
     154,115,211 and 143,859,331 issued and outstanding as of
     December 31, 2004 and September 30, 2004, respectively                               15,411            14,386
  Additional paid-in capital                                                          21,494,826        21,250,703
  Dividend payable                                                                       (35,588)          (35,588)
  Discount on Preferred Stock                                                                  0                 0
  Treasury Stock                                                                        (117,400)         (117,400)
  Stock Subscriptions                                                                    (70,000)          (65,000)
  Deferred Equity Issuance Costs                                                        (783,500)         (783,500)
  Deferred Financing Costs                                                              (655,810)         (655,810)
  Accumulated deficit                                                                (25,453,218)      (24,838,683)
                                                                                  --------------    --------------
        Total deficit in stockholders' equity                                         (5,598,222)       (5,223,835)
                                                                                  --------------    --------------
        Total liabilities and deficit in stockholders' equity                     $      933,328    $      708,759
                                                                                  ==============    ==============


              SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                                                         2


                          U.S. MICROBICS, INC., AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF
                                        OPERATIONS


                                                                  For the Three
                                                            Months Ended December 31,
                                                        --------------------------------
                                                             2004               2003
                                                        --------------    --------------
Revenues                                                $      164,081    $       90,092

Cost of revenues                                                51,280            74,464
                                                        --------------    --------------

Gross profit                                                   112,801            15,628

Selling, general and administrative expenses                   831,799         1,028,837
                                                        --------------    --------------

Loss from operations                                          (718,998)       (1,013,209)

Other income (expense):
Interest expense                                               (38,720)          (34,795)
Minority interest                                              143,183            79,968
                                                        --------------    --------------
                                                               104,463            45,173
                                                        --------------    --------------

Net Loss Before Income Taxes                                  (614,535)         (968,036)

Income tax expenses                                                ---
                                                        --------------    --------------

Net loss                                                $     (614,535)   $     (968,036)
                                                        ==============    ==============

Net loss per common share (basic and diluted)           $       (0.00)   $         (.01)

Weighted average common shares outstanding                 147,263,251       114,934,254



                                            3

                                     U.S. MICROBICS, INC., AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          For the Three
                                                                                     Months Ended December 31,
                                                                                    --------------------------
                                                                                        2004           2003
                                                                                    -----------    -----------
Cash Flows from Operating Activities:

                             Net Cash Used in Operating Activities                  $  (500,714)   $  (318,510)
                                                                                    -----------    -----------

                             Cash flows from Investing Activities:

                             Net Cash Used in Investing Activities                       (3,547)            --
                                                                                    -----------    -----------

                             Cash Flows from Financing Activities:

                         Net Cash Provided by Financing Activities                      589,223        311,516
                                                                                    -----------    -----------

   (Decrease) Increase in Cash                                                           84,962    $    (6,994)

   Cash at Beginning of Period                                                           38,699         25,421
                                                                                    -----------    -----------

         Cash at End of Period                                                      $   123,661    $    18,427
                                                                                    ===========    ===========

     Supplemental disclosures of non-cash investing and financing activities:

Common stock issued in exchange for services                                        $   163,500    $   217,077
Common stock issued in exchange for compensation                                    $     7,500    $    28,800
Common stock issued for employee stock option plan                                  $    49,149    $   160,000
Convertible preferred stock issued for cost  and letter of credit                   $        --    $   314,720
Preferred stock, common stock, stock option, and warrants in
exchange for services by subsidiaries                                               $    20,350    $   162,550
Common stock issued in exchange for compensation by subsidiaries                    $    86,100             --
Employee stock option plan - unearned charged to operations                         $        --    $    68,000
Deferred financing cost on issuance of convertible preferred stock                  $        --    $  (406,000)
Discount of preferred stock charged to operations                                   $        --    $     3,958
Common stock issued by subsidiary in settlement of note payable                     $    15,000    $        --
Common stock issued by subsidiary for security deposit                              $    10,000    $        --
Common stock issued by subsidiary for subscription receivable                       $     5,000    $        --
Common stock issued by subsidiaries in settlement of accounts payable               $    54,063    $        --
Common stock issued in settlement of accounts payable                               $    25,000    $        --

   Cash paid for:
       Interest                                                                     $        --    $        --
       Income taxes                                                                 $        --    $        --
       Dividends                                                                    $        --    $        --


            See accompanying footnotes to the unaudited consolidated condensed financial statements.


                                                       4

                      U.S. MICROBICS INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

World Wide Water Systems, Inc. (Formerly USM Information Services, Inc.) was incorporated in the state of Nevada July 2003. The Corporation has been inactive since formation. It is presently owned 50% by US Microbics, Inc. and the other 50% by C. Trade, Inc.

World Wide Water Systems, Inc., has formed a joint venture with C. Trade, Inc. to supply water purification systems to third world countries using the technology of various water equipment vendors and engineering services of Sub Surface Waste Management, Inc., for implementation. The start date of the Joint Venture operations has not been determined until technical infrastructure and contractual terms and conditions have been finalized.

In addition Sub Surface Waste management of Delaware, Inc., will Joint Venture with C. Trade, Inc., and Omnitek Engineering Corp., to provide technology, engineering and project management for natural gas distribution services and for converting diesel engines to clean-burning natural gas in Bangladesh. The Joint Venture will initially target the conversion of bus and truck engines and related refueling infrastructure. The start date of the Joint Venture operations has not been determined until technical infrastructure and contractual terms and conditions have been finalized.

Reclassification
----------------

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended December 31, 2003. The Company has no awards of stock-based employee compensation outstanding at December 31, 2004 and 2003.

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt Statement 123(R) on October 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt Statement 123(R) on October 1, 2005; however, management is still evaluating which method to adopt.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (continued)
-----------------------------------------

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

In November 2004, the FASB issued FAS 151, "Inventory Costs * an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amend the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations


NOTE B - DEPOSITS

During the quarter ended December 31, 2004, Sub Surface Waste Management advanced WaterChef, Inc., $85,000 as a deposit on the purchase of 4 water machines valued at $200,000. Of the $85,000 deposit, $10,000 was paid directly to WaterChef, Inc., by an investor who was subsequently issued approximately 83,330 shares of restricted common stock valued at $0.12 per share. The remaining $75,000 of the deposit was paid in cash. The water machines are planned to be leased to third world countries to provide a source of clean drinking water.


NOTE C - NOTES PAYABLE

In December, 2004, Fusion Capital Fund II, LLC ("Fusion") made an advance to Sub Surface Waste Management of $100,000 on the $6,000,000 equity line. Simultaneously, Sub Surface Waste Management issued Fusion 64,655 shares of common stock as a partial repayment of the advance. The shares were valued at approximately $0.232 per share or a total value of $15,000. As of December, 31, 2004 the Company owes Fusion $85,000 regarding the equity line advance. The advance is non-interest bearing and can be repaid by further issuances of stock to Fusion under the equity line. As of March 7, 2005, the company would have to issue approximately 710,000 shares of common stock to repay the advance.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)


NOTE D - CAPITAL STOCK

Preferred Stock
---------------

The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $.10 per share. The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of December 31, 2004, there were 6,125 shares of Series II preferred stock, 5,272 shares of Series B preferred stock, 15,871 shares of Series C preferred stock, 43,300 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 6,004,700 shares of common stock.

There were no transactions related to preferred stocks of the Company for the quarter ended December 31, 2004.

Common Stock
------------

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of December 31, 2004, the Company has issued and outstanding 154,115,211 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

During the three months ended December 31, 2004, the Company issued an aggregate of 6,300,000 shares of unrestricted common stock as compensation to consultants in exchange for a total of $152,500 of services and expenses incurred. These shares were valued at a weighted average of $0.021 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended December 31, 2004, the Company issued an aggregate of 580,880 shares of restricted common stock as compensation to consultants in exchange for a total of $11,000 of services and expenses incurred. These shares were valued at a weighted average of $0.018 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended December 31, 2004, the Company issued an aggregate of 375,000 shares of restricted common stock as compensation $7,500 of services rendered. These shares were valued at a weighted average of $0.02 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended December 31, 2004, the Company issued an aggregate of 2,00,000 shares of unrestricted common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. The total cost of the Employee Stock Option Plan is $ 49,149.

During the three months ended December 31, 2004, the Company issued an aggregate of 1,000,000 shares of unrestricted common stock to settle accounts payable for a total of $25,000. These shares were valued at a weighted average of $0.025 per share.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)

NOTE E - MINORITY INTEREST

The Company's majority-owned subsidiary, Sub Surface Waste Management of Delaware, Inc, issued 2,823,642 shares of common stock and 218,000 shares of convertible preferred stock for following details:

During the three months ended December 31, 2004, the Company issued 1,449,290 shares of restricted common stock in exchange for $315,315 net of costs.

During the three months ended December 31, 2004, the Company issued 41,666 shares of restricted common stock valued at $5,000. The Company reported a subscription receivable in regards to this transaction.

The company received a $100,000 advance on future stock sales from Fusion Capital on December 8, 2004. The company issued 64,655 shares of common stock associated with this advance. The transactions were valued at .232 per share. The remaining balance of the advance is $85,000 as of December 31, 2004.

During the three months ended December 31, 2004, the Company issued 83,334 shares of restricted common stock valued at $10,000. The Company reported a increase in deposits in regards to this transaction.

During the three months ended December 31, 2004, the Company issued 82,845 shares of its restricted common stock in exchange for services provided the Company valued at an average of $0.25 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. The total value of this transaction was $20,350.

During the three months ended December 31, 2004, the Company issued an aggregate of 654,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were $124,760 and were used for general operating expenses. The total cost of the Employee Stock Option Plan was $18,714.

During the three months ended December 31, 2004, the Company issued an aggregate of 201,852 shares of common stock to settle accounts payable and accrued expenses for a total of $54,063. These shares were valued at a weighted average of $0.27 per share.

During the three months ended December 31, 2004, the Company issued an aggregate of 246,000 shares of common stock to employees in exchange for a total of $86,100 of services rendered. These shares were valued at a weighted average of $0.35 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

These transactions have resulted in increase of minority interest from approximately 40.05% to 42.53% in Sub Surface Waste Management.

For the three months ended December 31, 2004 the minority shareholders' share of the losses (income) of majority-owned subsidiaries was:

                                                               Amount
                                                               ------
USM Capital Group, Inc.                                     $   (36,291)
Sub Surface Waste Management of Delaware, Inc.                  179,469
Sol-Tech Corporation                                                  0
Bio-Con Microbes                                                      5
                                                            -----------
         Totals                                             $   143,183
                                                            ===========

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)


NOTE F - COMMITMENTS AND CONTINGENCIES

Litigation
----------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on it financial position, results of operations or liquidity.

NOTE G - SEGMENT INFORMATION

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (UNAUDITED)


NOTE G - SEGMENT INFORMATION (CONTINUED)

The following table summarizes segment asset and operating balances by reportable segment.

                                                           FOR THE THREE
                                                       MONTHS ENDED DECEMBER,
                                                   ----------------------------
                                                       2004             2003
                                                   ------------    ------------
     Net Sales to External Customers:
     Consulting and Financial Services             $    100,000    $
     Engineering Services                                64,801          90,092
     Corporate                                               --              --
                                                   ------------    ------------
     Total Sales to External Customers             $    164,801    $     90,092
                                                   ============    ============

     Depreciation and Amortization:
     Consulting and Financial Services             $         --    $         --
     Engineering Services                                 1,983           1,056
     Corporate                                           11,919           8,338
                                                   ------------    ------------
     Total Depreciation and Amortization           $     13,902    $      9,394
                                                   ============    ============

     General and Administrative Expense:
     Consulting and Financial Services             $      1,329    $      2,041
     Engineering Services                               387,551         340,816
     Corporate                                          442,919         676,586
                                                   ------------    ------------
     Total General and Administrative Expense      $    831,799    $  1,019,443
                                                   ============    ============

     Capital Expenditures:
     Consulting and Financial Services             $         --    $         --
     Engineering Services                                    --              --
     Corporate                                            3,547              --
                                                   ------------    ------------
     Total Capital Expenditures                    $      3,547    $         --
                                                   ============    ============

     Operating Income (Losses):
     Consulting and Financial Services             $     98,671    $     (2,041)
     Engineering Services                              (383,017)       (339,332)
     Corporate                                         (434,652)       (671,836)
                                                   ------------    ------------
     Total Segment Operating Losses                $   (718,998)   $ (1,013,209)
                                                   ============    ============

     Segment Assets:
     Consulting and Financial Services             $        335    $     50,312
     Engineering Services, net                          468,025         585,611
     Corporate                                          464,968          55,003
                                                   ------------    ------------
     Total Segment Assets                          $    933,328    $    690,926
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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND THREE MONTHS ENDED DECEMBER 31, 2003

The Company had revenues of $164,081 during the three months ended December 31, 2004, a 82% increase as compared to $90,092 of revenues for the three months ended December 31, 2003. Revenues for the three months ended December 31, 2004 consisted of contracts for bio-remediation of hydrocarbons in contaminated soil and ground water of $64,081 and USM Capital Group, Inc. had revenue of $100,000 from a consulting contract. Revenues for the three months ended December 31, 2003 consisted primarily of contracts for bio-remediation of hydrocarbons in contaminated soil and ground water.

The cost of revenues was $51,280 as of December 31, 2004, compared to $74,464 as of December 31, 2003.

For the quarter ended December 31, 2004, USM Capital Group, Inc. had revenue of $100,000 with no associated cost of sales. The remaining revenue of $64,081 had cost of sales of $51,280 with a gross profit of 20% or $12,801. For the quarter ended December 31, 2003 revenue of 90,092 was from remediation services with a cost of sales of $74,464 with a 17.6% gross profit or $15,628.

Selling, general and administrative ("SG&A") expenses for the quarter ended December 31, 2004 totaled $831,799 compared to $1,028,837 for the same period in fiscal year 2003. The decrease in SG&A expenses was $197,038 (19%). The change is primarily due decreases in occupancy, legal and consulting. SG&A expenses for the first three quarters of fiscal year 2004 consisted of occupancy, payroll, accounting, and legal, consulting, and public relations expenses.

The Company incurred a net loss of $614,535 and had negative cash flows from operations of $500,714 for the three months ended December 31, 2004, compared to a net loss of $968,036 and negative cash flows from operations of $318,510 for the three months ended December 31, 2003. The decrease in net loss of $353,501 from the three months ended December 31, 2004, compared to December 31, 2003, was primarily due to lower consultants for services and decreased payroll costs. Basic and diluted net loss per share was $(.004) for the three months ended December 31, 2004.compared to $(.01) for the three months ended December 31, 2003. The decrease was due to lower net loss and increase in average shares outstanding to 147,263,251 for the three months ended December 31, 2004, compared to 114,934,254 for the corresponding three months ended December 31, 2003, and to a $353,501 reduction in the net loss.

The Company is expecting the revenues for the year ended September 30, 2005, to be more than the prior fiscal year due primarily to a remediation contract in Mexico. In order to continue implementing the Company's strategic plan, the Company is planning on raising up to $2,000,000 in equity financing and an additional $2,000,000 from a private placement through its subsidiary Sub Surface Waste Management of Delaware, Inc., during the second and third quarters of fiscal 2005. The funds are targeted primarily for funding contract costs, expansion of the marketing effort and for the acquisition of companies that will increase revenues, cash flow and profits. There can be no assurance that the Company or SSWM will be able to raise such capital on acceptable terms. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $123,661 and $38,699 at December 31, 2004 and September 30, 2004, respectively. Net cash used in operations was $500,714 for the three months ended December 31, 2004, compared to cash used of $318,510 for the comparable period in the prior fiscal year.

During the three months ended December 31, 2004, the Company, with its subsidiaries, raised $489,223 through the issuance of common stock. As of December 31, 2004, the Company has negative working capital of $1,571,317 as compared to negative working capital of $1,609,689 as of December 31, 2003. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements.

Of the $1,699,512 in accounts payable and accrued expenses, approximately $450,000 is over 6 months past due. There is a possibility that trade vendors may file lawsuits for non-payment. If such lawsuits are filed, management resources and funds would be diverted from operating activities.

Since September 1998, the Company has raised approximately $20,400,000 principally through private placements of equity securities and debt. There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

The Company believes that it may generate sufficient cash to continue its operations through September 30, 2005, and anticipates that cash generated from planned private placements and projected revenues for consulting and during the next three quarters of fiscal 2005 will enable it to fulfill cash needs through fiscal 2005 operations.

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

RISKS AND UNCERTAINTIES

For the three months ended December 31, 2004, the Company has generated revenues of $164,081. During this same period, the Company incurred a net loss of $614,535 and had negative cash flows from operations of $500,714. As of December 31, 2004, the Company has an accumulated deficit of $25,453,218.

The Company is currently developing business opportunities and operations through its wholly-owned subsidiary, Sub-Surface Waste Management (SSWM) and its 50% owned subsidiary World Wide Water Systems, Inc ("WWSI"). SSWM conentrates on worldwide soil and groundwater cleanup opportunities. SSWM is currently field-testing applications in several key markets. There can be no guarantee that such markets will provide profitable results in the future.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the fiscal quarter ending on December 31, 2004. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions

During the three months ended December 31, 2004, the Company issued an aggregate of 580,880 shares of restricted common stock as compensation to consultants in exchange for a total of $11,000 of services and expenses incurred. These shares were valued at a weighted average of $0.018 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the three months ended December 31, 2004, the Company issued an aggregate of 375,000 shares of restricted common stock as compensation $7,500 of services rendered. These shares were valued at a weighted average of $0.02 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                               ISSUER PURCHASES OF EQUITY SECURITIES

Period              (a)                (b)               (c)                     (d)
              Total Number of     Average Price    Total Number of       Maximum Number (or
                 Shares (or      Paid per Share       Shares (or      Approximate Dollar Value)
                   Units)           (or Unit)           Units)        of Shares (or Units) that
                 Purchased)                          Purchased as    May Yet Be Purchased Under
                                                       Part of        the Plans or Programs (1)
                                                       Publicly
                                                   Announced Plans
                                                   or Programs (1)

10/01/04-
10/31/04            0                 $0                  0                      0

11/01/04-
11/30/04            0                 $0                  0                      0

12/01/04-
12/31/04            0                 $0                  0                      0

(1) We have not entered into any plans or programs under which we may repurchase its common stock.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     Subsequent events:

Promissory Note
---------------

On August 4, 2004, SSWM borrowed $200,000 capital under a convertible promissory note with Fusion Capital. The interest rate is 10% per annum with a maturity date of January 31, 2005. The holder of this note has the right, at its option, to convert the principal plus accrued interest into common stock of the Company at a conversion price equal to $0.25 per share for any conversion occurring on or prior to the maturity date, or at a price equal to the lesser of (i) 50% of the average of the three lowest closing sale prices of the common shares during the twelve trading days prior to the submission of a conversion notice or (ii) $0.25 per share, for any conversion occurring after the maturity date. In an event of default, the interest rate shall be increased to 15 per annum. As of yet, the holder has not exercises their option to convert this note into common stock.

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

       31.1 Certification of Robert C. Brehm pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of Robert C. Brehm pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

-----------------
(1) Previously filed as an exhibit to our report on Form 10-KSB filed with the SEC on February 8, 1999, and incorporated herein by this reference.
(2) Previously filed as an exhibit to our report on Form 10-QSB filed with the SEC on August 16, 1999, and incorporated herein by this reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                           U.S. MICROBICS, INC.

Date: March 23, 2005                       By: /s/ Robert C. Brehm
                                               ---------------------------------
                                           Robert C. Brehm, President and Chief
                                           Executive Officer

Date: March 23, 2005                       By: /s/ Conrad Nagel
                                               ---------------------------------
                                           Conrad Nagel, Chief Financial Officer