Form 10QSB
period 2005-03-31
US MICROBICS INC
filed 2005-05-24
CIK 774454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common Stock, $0.0001 par value per share 173,692,961 - shares outstanding as of April 30, 2005

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                          U.S. MICROBICS, INC., AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                              AS OF             AS OF
                                                                                            MARCH 31,       SEPTEMBER 30,
                                                                                              2005              2004
                                                                                           (UNAUDITED)        (AUDITED)
                                                                                         --------------    --------------
CURRENT ASSETS:
             Cash                                                                        $        2,387    $       38,699
             Restricted cash                                                                    122,600           122,442
             Accounts receivable                                                                121,127            25,801
             Costs and estimated profit in excess of billings                                   275,138           217,717
             Prepaid expenses and other assets                                                  175,989            99,855
                                                                                         --------------    --------------
                Total current assets                                                            697,241           504,514

PROPERTY AND EQUIPMENT, NET
             Office equipment                                                                   276,181           276,181
             Manufacturing equipment                                                             58,476            14,376
             Production and transportation equipment                                            147,788           144,241
                                                                                         --------------    --------------
                                                                                                482,445           434,798
             Less: Accumulated Depreciation                                                    (281,769)         (254,397)
                                                                                         --------------    --------------
                                                                                                200,676           180,401

DEPOSITS                                                                                        111,344            23,844
                                                                                         --------------    --------------
                Total assets                                                             $    1,009,261    $      708,759
                                                                                         ==============    ==============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
             Accounts payable and accrued expenses                                       $    1,900,318    $    1,727,836
             Notes payable, related parties                                                     544,160           386,367
                                                                                         --------------    --------------
                Total current liabilities                                                     2,444,478         2,114,203

MINORITY INTEREST                                                                             4,537,250         3,818,391

DEFICIT IN STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
       Series II; 500,000 shares authorized; 5,875, and 6,125 issued and outstanding as of March 31, 2005 and September 30, 2004, respectively
          aggregate liquidation preference of $5,875 and $6,125 respectively                        588               613
       Series B; 500,000 shares authorized; 5,272  issued and outstanding as of  March 31, 2005 and September 30, 2004 ; aggregate
          liquidation preference of $5,272                                                          527               527
       Series C; 50,000 shares authorized; 14,138 and 15,871 issued and outstanding as of  March 31, 2005 and September 30, 2004 ; aggregate
          liquidation preference of $1,413,800  and $1,587,100                                    1,414             1,587
       Series D; 50,000 shares authorized; 43,300 issued and outstanding as of
          March 31, 2005 and September 30, 2004; no liquidation preference                        4,330             4,330
       Common stock; $.0001 par value; 500,000,000 shares authorized;
          165,390,961 and 143,859,331 issued and outstanding as of
          March 31, 2005 and September 30, 2004, respectively                                    16,539            14,386
       Additional paid-in capital                                                            21,880,965        21,250,703
       Dividend payable                                                                         (35,588)          (35,588)
       Treasury Stock , at cost                                                                (117,400)         (117,400)
       Stock Subscriptions                                                                      (67,600)          (65,000)
       Deferred Equity Issuance Costs                                                          (783,500)         (783,500)
       Deferred Financing Costs                                                                (655,810)         (655,810)
       Accumulated deficit                                                                  (26,216,932)      (24,838,683)
                                                                                         --------------    --------------
             Total deficit in stockholders' equity                                           (5,972,467)       (5,223,835)
             Total liabilities and stockholders' deficit                                 $    1,009,261    $      708,759
                                                                                         ==============    ==============

                 SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                                                            2

                                       U.S. MICROBICS, INC., AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unadudited)

                                                            For the Six                      For the Three
                                                       Months Ended March 31,            Months Ended March 31,
                                                   ------------------------------    ------------------------------
                                                        2005            2004             2005             2004
                                                   -------------    -------------    -------------    -------------
Revenues                                           $     412,462    $     180,493    $     248,381    $      90,401

Cost of revenues                                         166,957          175,054          115,677          100,590
                                                   -------------    -------------    -------------    -------------

Gross profit                                             245,505            5,439          132,704          (10,189)

Selling, general and administrative expenses           1,819,956        1,877,916          988,157          849,079
                                                   -------------    -------------    -------------    -------------

Loss from operations                                  (1,574,451)      (1,872,477)        (855,453)        (859,268)

Other income (expense):
Interest expense                                         (65,585)         (96,371)         (26,865)         (61,576)
Minority interest                                        261,787          179,915          118,604           99,947
                                                   -------------    -------------    -------------    -------------
                                                         196,202           83,544           91,739           38,371
                                                   -------------    -------------    -------------    -------------

Net Loss Before Income Taxes                          (1,378,249)      (1,788,933)        (763,714)        (820,897)

Income tax expenses                                           --               --               --               --
                                                   -------------    -------------    -------------    -------------

Net loss                                           $  (1,378,249)   $  (1,788,933)   $    (763,714)   $    (820,897)
                                                   =============    =============    =============    =============

Net loss per common share (basic and diluted)      $      (0.01)    $       (0.02)   $       (0.00)   $       (0.01)


Weighted average common shares outstanding           154,280,731      117,937,221      161,298,211      120,940,188


                                                         3

                                 U.S. MICROBICS, INC., AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                                                 For the Six
                                                                            Months Ended March 31,
                                                                        ------------------------------
                                                                             2005             2004
                                                                        -------------    -------------

                             Net Cash Used in Operating Activities      $   (979,491)   $    (521,772)
                                                                        -------------    -------------

                             Net Cash Used in Investing Activities           (47,647)        (111,608)
                                                                        -------------    -------------

                         Net Cash Provided by Financing Activities            990,826          621,547
                                                                        -------------    -------------

   Decrease in Cash                                                           (36,312)         (11,833)

   Cash at Beginning of Period                                                 38,699           25,421
                                                                        -------------    -------------

         Cash at End of Period                                          $       2,387    $      13,588
                                                                        =============    =============

      Supplemental disclosures of non-cash investing and financing activities:

                      Common stock issued in exchange for services      $     388,500    $     450,111
                  Common stock issued in exchange for compensation      $      25,500    $     104,800
       Convertible preferred stock issued for accrued compensation      $          --    $      28,500
 Convertible preferred stock issued for employee stock option plan      $          --    $     395,761
      Common stock issued in exchange for services by subsidiaries      $      75,025    $     473,416
 Convertible preferred stock issued for cost  and letter of credit      $          --    $     314,720
  Common stock issued in exchange for compensation by subsidiaries      $      86,100    $          --
       Employee stock option plan - unearned charged to operations      $          --    $      68,000
Deferred financing cost on issuance of convertible preferred stock      $          --    $    (406,000)
                 Discount of preferred stock charged to operations      $          --    $       3,958
   Common stock issued by subsidiary in settlement of note payable      $      15,000    $          --
            Common stock issued by subsidiary for security deposit      $      10,000    $          --
     Common stock issued by subsidiary for subscription receivable      $       5,000    $          --
            Common stock issued by subsidiary for accounts payable      $      54,063    $          --
                       Common stock issued by for accounts payable      $      35,000    $          --
   Cash paid for:
       Interest                                                         $          --    $          --
       Income taxes                                                     $          --    $          --
       Dividends                                                        $          --    $          --


        See accompanying footnotes to the unaudited consolidated condensed financial statements.


                                                   4

                      U.S. MICROBICS INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months, six-month and three-month periods ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

U.S. Microbics, Inc. was organized on December 7, 1984 under the laws of the State of Colorado.

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

                      U.S. MICROBICS INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SIX MONTHS ENDED MARCH 31,
                                  2005 AND 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended December 31, 2003. The Company has no awards of stock-based employee compensation outstanding at March 31, 2005 and 2004.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

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

During the six months ended March 31, 2005, Sub Surface Waste Management advanced WaterChef, Inc., $87,500 as a deposit on the purchase of 4 water machines valued at $200,000. Of the $87,500 deposit, $10,000 was paid directly to WaterChef, Inc., by an investor who was subsequently issued approximately 83,330 shares of restricted common stock valued at $0.12 per share. The remaining $77,500 of the deposit was paid in cash. The water machines are planned to be leased to third world countries to provide a source of clean drinking water.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE C - NOTES PAYABLE

In December, 2004, Fusion Capital Fund II, LLC ("Fusion") made an advance to the Company of $100,000 on the $6,000,000 equity line. Simultaneously, the Company issued Fusion 64,655 shares of common stock as a partial repayment of the advance. The shares were valued at approximately $0.232 per share or a total value of $15,000. As of March 31, 2005 the Company owes Fusion $85,000 regarding the equity line advance. The advance is non-interest bearing and can be repaid by further issuances of stock to Fusion under the equity line. As of May 2, 2005, the Company would have to issue approximately 1,410,000 shares of common stock to repay the advance.

NOTE D - CAPITAL STOCK

Preferred Stock
---------------

The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $.10 per share. The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of March 31, 2005, there were 5,875 shares of Series II preferred stock, 5,272 shares of Series B preferred stock, 14,138 shares of Series C preferred stock, 43,300 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 5,828,950 shares of common stock.

During the six months ended March 31, 2005 250 shares of Preferred II were converted to 2,500 shares of common stock.

During the six months ended March 31, 2005 1,732.50 shares of Preferred Series C were converted to 173,250 shares of common stock.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK (CONTINUED)

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of March 31, 2005, the Company has issued and outstanding 165,390,961 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

During the six months ended March 31, 2005, the Company issued an aggregate of 10,800,000 shares of common stock as compensation to consultants in exchange for a total of $377,500 of services and expenses incurred. These shares were valued at a weighted average of $0.034 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the six months ended March 31, 2005, the Company issued an aggregate of 580,880 shares of restricted common stock as compensation to consultants in exchange for a total of $11,000 of services and expenses incurred. These shares were valued at a weighted average of $0.018 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the six months ended March 31, 2005, the Company issued an aggregate of 375,000 shares of restricted common stock as compensation $7,500 of services rendered. These shares were valued at a weighted average of $0.02 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the six months ended March 31, 2005, the Company issued an aggregate of 500,000 shares of restricted common stock for a total of $10,000 of accrued expenses. These shares were valued at a weighted average of $0.02 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the six months ended March 31, 2005, the Company issued an aggregate of 7,500,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. The total cost of the Employee Stock Option Plan is $183,217.

During the six months ended March 31, 2005, the Company issued an aggregate of 1,000,000 shares of common stock in exchange for accrued expenses for a total of $25,000 of services rendered. These shares were valued at a weighted average of $0.025 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the six months ended March 31, 2005, the Company issued an aggregate of 600,000 shares of common stock to employees for a total of $18,000 of services rendered. These shares were valued at a weighted average of $0.03 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


NOTE E - MINORITY INTEREST

The Company's majority-owned subsidiary, Sub Surface Waste Management of Delaware, Inc, issued 6,186,907 shares of common stock and 121,000 shares of convertible preferred stock for total proceeds of $ 980,646.

During the six months ended March 31, 2005 the Company issued an aggregate of 121,000 shares of Preferred Series A to employees to settle accrued expenses for a total of $30,250. These shares were valued at a weighted average of $0.25 per share.

During the six months ended March 31, 2005, the Company issued 1,449,290 shares of restricted common stock in exchange for 315,315 net of costs.

During the six months ended March 31, 2005, the Company issued 41,666 shares of restricted common stock valued at $5,000. The Company reported a subscription receivable in regards to this transaction. The Company received $2,400 on January 18, 2005 and currently has a stock subscription receivable for $2,600.

The Company received a $100,000 advance on future stock sales from Fusion Capital on December 8, 2004. The Company issued 64,655 shares of common stock associated with this advance. The transactions were valued at .232 per share. The remaining balance of the advance is $85,000 as of March 31, 2005.

During the six months ended March 31, 2005, the Company issued 83,334 shares of restricted common stock valued at $10,000 in connection with Company increasing an existing deposit issued in regards to this transaction.

During the six months ended March 31, 2005, the Company issued 246,110 shares of its restricted common stock in exchange for services provided the Company valued at an average of $0.16 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. The total value of this transaction was $39,025 and was charged to operations.

During the six months ended March 31, 2005 the Company issued 200,000 shares of its common stock in exchange for consulting services provided the Company valued at an average of $0.18 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. The total value of the transaction was $36,000 and was charged to operations.

During the six months ended March 31, 2005, the Company issued an aggregate of 3,654,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were $336,829 and were used for general operating expenses. The total cost of the Employee Stock Option Plan was $59,440

During the six months ended March 31, 2005, the Company issued an aggregate of 201,852 shares of common stock to settle accounts payable and accrued expenses for a total of $54,063. These shares were valued at a weighted average of $0.27 per share.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


During the six months ended March 31, 2005, the Company issued an aggregate of 246,000 shares of common stock to employees in exchange for a total of $86,100 of services rendered. These shares were valued at a weighted average of $0.35 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

These transactions have resulted in increase of minority interest from approximately 42.53% to 45.70%.

For the six months ended March 31, 2005 the minority shareholders' share of the losses (income) of majority-owned subsidiaries was:

                                                             Amount
                                                             ------
USM Capital Group, Inc.                                  $     (36,262)
Sub Surface Waste Management of Delaware, Inc.                 298,044
Sol-Tech Corporation                                                 0
Bio-Con Microbes                                                     5
                                                         -------------
         Totals                                          $     261,787
                                                         =============

NOTE F - COMMITMENTS AND CONTINGENCIES

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTHS ENDED MARCH, 2005 AND 2004
                                   (UNAUDITED)


NOTE G - SEGMENT INFORMATION (CONTINUED)

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTHS ENDED MARCH, 2005 AND 2004
                                   (UNAUDITED)


                                                      FOR THE SIX
                                                   MONTHS ENDED MARCH,
                                               --------------------------
                                                   2005           2004
                                               -----------    -----------
Net Sales to External Customers:
Consulting and Financial Services              $   100,000    $    15,000
Engineering Services Corporate                     312,462        165,493
                                               -----------    -----------
Total Sales to External Customers              $   412,462    $   180,493
                                               ===========    ===========

Depreciation and Amortization:
Consulting and Financial Services              $        --    $        --
Engineering Services                                 4,700          2,113
Corporate                                           22,672         16,604
                                               -----------    -----------
Total Depreciation and Amortization            $    27,372    $    18,717
                                               ===========    ===========

General and Administrative Expense:
Consulting and Financial Services              $     1,409    $     2,136
Engineering Services                               747,660      1,087,903
Corporate                                        1,070,887        787,877
                                               -----------    -----------
Total General and Administrative Expense       $ 1,819,956    $ 1,877,916
                                               ===========    ===========

Capital Expenditures:
Consulting and Financial Services              $        --    $        --
Engineering Services                                    --             --
Corporate                                           47,647        111,608
                                               -----------    -----------
Total Capital Expenditures                     $    47,647    $   111,608
                                               ===========    ===========

Operating (Losses):
Consulting and Financial Services              $    98,591    $    12,864
Engineering Services                              (613,769)    (1,097,464)
Corporate                                       (1,059,273)      (787,877)
                                               -----------    -----------
Total Segment Operating Losses                 $(1,574,451)   $(1,872,477)
                                               ===========    ===========

Segment Assets:
Consulting and Financial Services              $       255    $       222
Engineering Services - Net                         754,699        511,512
Corporate                                          254,307        325,246
                                               -----------    -----------
Total Segment Assets                           $ 1,009,261    $   836,980
                                               ===========    ===========

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTHS ENDED MARCH, 2005 AND 2004
                                   (UNAUDITED)


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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTHS ENDED MARCH, 2005 AND 2004
                                   (UNAUDITED)

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND THREE MONTHS ENDED MARCH 31, 2004

The Company had revenues of $412,462, and $248,381 the six months and three months ended March 31, 2005, an increase of 129% and 175%, respectively as compared to $180,493 and $90,401 of revenue for the same period in 2004. Revenues for the six months, and three months ended March 31, 2005 consisted of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina, a $100,000 consulting contract with USM Capital Group, and revenue generated from engineering support services provided in Mexico using the Companies registered technology with SEMARNAT (Mexico EPA).

The cost of revenues for the six months and three months ended March 31, 2005 were $166,957 and $ 115,677, compared to $175,054 and $100,590 for the same period in 2004.

Gross profit (loss) for the six months and three months ended March 31, 2005 was $245,505 and $132,704 or 60% and 53% of sales compared to $5,439 and (10,189) or
3% and a loss of 12% of sales for the corresponding period in fiscal 2004. The increase in revenue is due primarily to the commencement of a time and material contract that began in early 2005 in Mexico with its technology licensee and projects teaming partner Grupo Bartlett, S.A. de C.V. This confidential client project for a North American manufacturing Company with operations in Mexico will continue for the balance of this fiscal year and possibly into the first quarter of the following fiscal year.

For the quarter ended March 31, 2005, USM Capital Group Inc. had revenue of $100,000 with no associated cost of sales. The remaining revenue of $312,462 had cost of sales of $166,957 with a gross profit of 47% or $145,505.

Selling, general and administrative ("SG&A") expenses for the six months and three months ended March 31, 2005 totaled $1,819,956 and $988,157 respectively, compared to $1,877,916, and $849,079 for the same periods in fiscal 2004. SG&A expenses for the six months, and three months ended March 31, 205 consisted of occupancy, payroll, accounting, and consulting services. The 3% decrease and the 15% decrease in SG&A expenses were attributed to decreases in consulting expenses.

The Company incurred a net loss of $1,378,249 and $763,714, for the six months, and three months ended March 31, 2005, had negative cash flows from operations of $979,491 for the six months ended March 31, 2005 compared to a net loss of $1,788,933, and $820,897 for the six months, and three months ended March 31, 2004, had negative cash flows from operations of $521,772 for the six months ended March 31, 2004. Basic and diluted net loss per share was $(0.01) and $(0.00) for the six months, and three months ended March 31, 2005, respectively, compared to a loss of $(0.02) and $(0.01) for the six months, and three months ended March 31, 2004. The decrease was due to lower net loss and increase in average shares outstanding to 154,280,731 for the six months ended compared to 117,937,221 for the corresponding six months ended March 31, 2004, and a $410,684 reduction in net loss.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTHS ENDED MARCH, 2005 AND 2004
                                   (UNAUDITED)

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

LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents totaled $2,387 and $38,699 at March 31, 2005 and September 30, 2004. Net cash used in operations was $979,491, compared to cash used of $521,772 for the comparable period in the prior fiscal year.

During the six months ended March 31, 2005, the Company, with its subsidiaries, raised $ 1,039,750 through the issuance of common stock. As of March 31, 2005, the Company has negative working capital of $1,747,237 as compared to negative working capital of $ 1,448,087 as of March 31, 2004. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating capital requirements.

Of the $1,900,318 in accounts payable and accrued expenses, approximately $ 500,000 is over 6 months past due. There is the possibility that trade vendors may file lawsuits for non-payment. If such lawsuits are filed, management resources and funds would be diverted from operating activities.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTHS ENDED MARCH, 2005 AND 2004
                                   (UNAUDITED)

The Company's independent certified public accountant has stated in their report included in the Company's September 30, 2004 Form 10-KSB, that the Company is having difficulties generating sufficient cash flows to meet its obligations and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

RISKS AND UNCERTAINTIES

For the six months ended March 31, 2005, the Company has generated revenues of $421,462. During this same period, the Company incurred a net loss of $1,378,249 and had negative cash flows from operations of $979,491. As of March 31, 2005, the Company has an accumulated deficit of $26,216,932.

The Company is currently developing business opportunities and operations through its wholly-owned subsidiary, Sub-Surface Waste Management (SSWM) and its 50% owned subsidiary World Wide Water Systems, Inc ("WWSI"). SSWM concentrates on worldwide soil and groundwater cleanup opportunities. SSWM is currently field-testing applications in several key markets. There can be no guarantee that such markets will provide profitable results in the future.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the fiscal quarter ending on December 31, 2004. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions

During the six months ended March 31, 2005, the Company issued an aggregate of 580,880 shares of restricted common stock as compensation to consultants in exchange for a total of $11,000 of services and expenses incurred. These shares were valued at a weighted average of $0.018 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the six months ended March 31, 2005, the Company issued an aggregate of 375,000 shares of restricted common stock as compensation $7,500 of services rendered. These shares were valued at a weighted average of $0.02 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the six months ended March 31, 2005, the Company issued an aggregate of 500,000 shares of restricted common stock as for accounts payable and accrued expenses totaling $10,000. These shares were valued at a weighted average of $0.02 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                               ISSUER PURCHASES OF EQUITY SECURITIES

Period              (a)                (b)               (c)                     (d)
              Total Number of     Average Price    Total Number of       Maximum Number (or
                 Shares (or      Paid per Share       Shares (or      Approximate Dollar Value)
                   Units)           (or Unit)           Units)        of Shares (or Units) that
                 Purchased)                          Purchased as     May Yet Be Purchased Under
                                                       Part of         the Plans or Programs (1)
                                                      Publicly
                                                   Announced Plans
                                                   or Programs (1)
10/01/04-
10/31/04            0                 $0                  0                      0

11/01/04-
11/30/04            0                 $0                  0                      0

12/01/04-
12/31/04            0                 $0                  0                      0

01/01/05-
01/31/04            0                 $0                  0                      0

02/01/05-
02/28/05            0                 $0                  0                      0

03/01/05-
03/31/05            0                 $0                  0                      0

(1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     Subsequent events:

Promissory Note
---------------

On August 4, 2004, SSWM borrowed $200,000 capital under a convertible promissory note with Fusion Capital. The interest rate is 10% per annum with a maturity date of January 31, 2005. The holder of this note has the right, at its option, to convert the principal plus accrued interest into common stock of the Company at a conversion price equal to $0.25 per share for any conversion occurring on or prior to the maturity date, or at a price equal to the lesser of (i) 50% of the average of the three lowest closing sale prices of the common shares during the twelve trading days prior to the submission of a conversion notice or (ii) $0.25 per share, for any conversion occurring after the maturity date. In an event of default, the interest rate shall be increased to 15 per annum. As of March 31, 2005, the Company is default on note payable. As of yet, the holder has not exercises their option to convert this note into common stock.

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

        31.1 Certification of Robert C. Brehm pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Robert C. Brehm pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of Conrad Nagel pursuant to 18 U.S.C. Section 1350, as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------
(1) Previously filed as an exhibit to our report on Form 10-KSB filed with the SEC on February 8, 1999, and incorporated herein by this reference.
(2) Previously filed as an exhibit to our report on Form 10-QSB filed with the SEC on August 16, 1999, and incorporated herein by this reference.
-----------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                          U.S. MICROBICS, INC.

Date: May 23, 2005                        By: /s/ Robert C. Brehm
                                          --------------------------------------
                                          Robert C. Brehm, President and Chief
                                          Executive Officer

Date: May 23, 2005                        By: /s/ Conrad Nagel
                                          --------------------------------------
                                          Conrad Nagel, Chief Financial Officer