Form 10QSB
period 2005-06-30
US MICROBICS INC
filed 2005-08-22
CIK 774454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common Stock, $0.0001 par value per share 218,946,646 - shares outstanding as of August 19, 2005

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                          U.S. MICROBICS, INC., AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                              AS OF
                                                                                             JUNE 30,           AS OF
                                                                                              2005          SEPTEMBER 30,
                                                                                           (UNAUDITED)          2004
                                                                                         --------------    --------------
CURRENT ASSETS:
             Cash                                                                        $       36,166    $       38,699
             Restricted cash                                                                     35,107           122,442
             Accounts receivable                                                                  6,986            25,801
             Costs and estimated profit in excess of billings                                   174,729           217,717
             Prepaid expenses and other assets                                                  116,555            99,855
                                                                                         --------------    --------------
                Total current assets                                                            369,543           504,514

PROPERTY AND EQUIPMENT, NET
             Office equipment                                                                   277,138           276,181
             Manufacturing equipment                                                             58,476            14,376
             Production and transportation equipment                                            147,788           144,241
                                                                                         --------------    --------------
                                                                                                483,402           434,798
             Less: Accumulated Depreciation                                                    (299,454)         (254,397)
                                                                                         --------------    --------------
                                                                                                183,948           180,401

DEPOSITS                                                                                        226,344            23,844
                                                                                         --------------    --------------
                Total assets                                                             $      779,835    $      708,759
                                                                                         ==============    ==============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
             Accounts payable and accrued expenses                                       $    1,884,260    $    1,727,836
             Notes payable, related parties                                                     515,850           386,367
                                                                                         --------------    --------------
                Total current liabilities                                                     2,400,110         2,114,203
                                                                                         --------------    --------------
                Total liabilities                                                             2,400,110         2,114,203

MINORITY INTEREST                                                                             4,552,652         3,818,391

DEFICIT IN STOCKHOLDERS' EQUITY:
Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
       Series II; 500,000 shares authorized; 5,875, and 6,125 issued and outstanding as of June 30, 2005 and September 30, 2004, respectively
          aggregate liquidation preference of $5,875 and $6,125 respectively                        588               613
       Series B; 500,000 shares authorized; 5,272  issued and outstanding as of  June 30, 2005 and September 30, 2004 ; aggregate
          liquidation preference of $5,272                                                          527               527
       Series C; 50,000 shares authorized; 14,138 and 15,871 issued and outstanding as of  June 30, 2005 and September 30, 2004 ; aggregate
          liquidation preference of $1,413,800  and $1,587,100                                    1,414             1,587
       Series D; 50,000 shares authorized; 43,330 issued and outstanding as of
          June 30, 2005 and September 30, 2004; no liquidation preference                         4,330             4,330
       Common stock; $.0001 par value; 500,000,000 shares authorized;
          194,042,961 and 143,859,331 issued and outstanding as of
          June 30, 2005 and September 30, 2004, respectively                                     19,404            14,386
       Additional paid-in capital                                                            22,273,425        21,250,703
       Dividend payable                                                                         (35,588)          (35,588)
       Treasury Stock , at cost                                                                (117,400)         (117,400)
       Stock Subscriptions                                                                      (67,600)          (65,000)
       Deferred Equity Issuance Costs                                                          (783,500)         (783,500)
       Deferred Financing Costs                                                                (655,810)         (655,810)
       Accumulated deficit                                                                  (26,812,717)      (24,838,683)
                                                                                         --------------    --------------
             Total deficit in stockholders' equity                                           (6,172,927)       (5,223,835)
                                                                                         --------------    --------------
             Total liabilities and stockholders' deficit                                 $      779,835    $      708,759
                                                                                         ==============    ==============

                 SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.




                                       U.S. MICROBICS, INC., AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unadudited)

                                                            For the Nine                      For the Three
                                                       Months Ended June 30,             Months Ended June 30,
                                                   ------------------------------    ------------------------------
                                                        2005            2004             2005             2004
                                                   -------------    -------------    -------------    -------------
Revenues                                           $     719,715    $     251,231    $     307,253    $      70,738

Cost of revenues                                         429,359          234,987          262,402           59,933
                                                   -------------    -------------    -------------    -------------

Gross profit                                             290,356           16,244          44,851           10,805

Selling, general and administrative expenses           2,581,547        2,736,126          761,591          858,210
                                                   -------------    -------------    -------------    -------------

Loss from operations                                  (2,291,191)      (2,719,882)        (716,740)        (847,405)

Other income (expense):
Interest expense                                         (73,017)        (104,277)          (7,432)          (7,907)
Realized Gain on Sale of Securities                                         7,063                             7,063
Minority interest                                        390,174          260,801          128,387           80,886
                                                   -------------    -------------    -------------    -------------
                                                         317,157          163,587          120,955           80,042
                                                   -------------    -------------    -------------    -------------

Net Loss Before Income Taxes                          (1,974,034)      (2,556,295)        (595,785)        (767,363)

Income tax expenses                                           --               --               --               --
                                                   -------------    -------------    -------------    -------------

Net loss                                           $  (1,974,034)   $  (2,556,295)   $    (595,785)   $    (767,363)
                                                   =============    =============    =============    =============

Net loss per common share (basic and diluted)      $      (0.01)    $       (0.02)   $       (0.01)   $       (0.01)


Weighted average common shares outstanding           160,979,031      123,985,064      174,375,628      136,080,753






                                 U.S. MICROBICS, INC., AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                                                 For the Nine
                                                                            Months Ended June 30,
                                                                        ------------------------------
                                                                             2005             2004
                                                                        -------------    -------------


                             Net Cash Used in Operating Activities      $  (1,407,759)   $    (619,946)
                                                                        -------------    -------------

                             Net Cash Used in Investing Activities           (48,604)        (137,990)
                                                                        -------------    -------------


                         Net Cash Provided by Financing Activities          1,453,830         749,349
                                                                        -------------    -------------

   Decrease in Cash                                                           (2,533)   $      (8,587)

   Cash at Beginning of Period                                                 38,699           25,421
                                                                        -------------    -------------

         Cash at End of Period                                          $      36,166    $      16,834
                                                                        =============    =============

      Supplemental disclosures of non-cash investing and financing activities:

                      Common stock issued in exchange for services      $     430,444    $     618,028
                  Common stock issued in exchange for compensation      $      25,500    $     104,800
       Convertible preferred stock issued for accrued compensation      $          --    $      28,500
 Convertible preferred stock issued for employee stock option plan      $          --    $     586,196
      Common stock issued in exchange for services by subsidiaries      $      85,025    $     518,416
  Convertible preferred stock issued for cost and letter of credit      $          --    $     314,720
  Common stock issued in exchange for compensation by subsidiaries      $      86,100    $          --
       Employee stock option plan - unearned charged to operations      $          --    $      68,000
Deferred financing cost on issuance of convertible preferred stock      $          --    $    (406,000)
                 Discount of preferred stock charged to operations      $          --    $       3,958
   Common stock issued by subsidiary in settlement of note payable      $      23,010    $          --
            Common stock issued by subsidiary for security deposit      $      10,000    $          --
     Common stock issued by subsidiary for subscription receivable      $       5,000    $          --
            Common stock issued by subsidiary for accounts payable      $     144,608    $          --
                       Common stock issued by for accounts payable      $     166,659    $          --
   Cash paid for:
       Interest                                                         $          --    $          --
       Income taxes                                                     $          --    $          --
       Dividends                                                        $          --    $          --


        See accompanying footnotes to the unaudited consolidated condensed financial statements.


                                                   4

                      U.S. MICROBICS INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months and three-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

World Wide Water Systems, Inc. (Formerly USM Information Services, Inc.) was incorporated in the State of Nevada in July 2003. The Corporation has been inactive since formation. It is presently owned 50% by US Microbics, Inc. and the other 50% by C. Trade, Inc.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NINE MONTHS ENDED JUNE 30,2005 AND 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the quarter ended December 31, 2003. The Company has no awards of stock-based employee compensation outstanding at June 30, 2005 and 2004.

New Accounting Pronouncements
-----------------------------


In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

During the nine months ended June 30, 2005, Sub Surface Waste Management advanced WaterChef, Inc., $202,500 as a deposit on the purchase of 4 water machines valued at $202,500. Of the $202,500 deposit, $10,000 was paid directly to WaterChef, Inc., by an investor who was subsequently issued approximately 83,330 shares of restricted common stock valued at $0.12 per share. The remaining $192,500 deposit was paid in cash. The water machines are planned to be leased to third world countries to provide a source of clean drinking water.

NOTE C - NOTES PAYABLE

In December, 2004, Fusion Capital Fund II, LLC ("Fusion") made an advance to the Sub Surface Waste Management, Inc. of $100,000 on the $6,000,000 equity line. Simultaneously, the Company issued Fusion 64,655 shares of common stock as a partial repayment of the advance. The shares were valued at approximately $0.232 per share or a total value of $15,000. As of June 30, 2005 the Company owes Fusion $85,000 regarding the equity line advance. The advance is non-interest bearing and can be repaid by further issuances of stock to Fusion under the equity line. As of August 12, 2005, the Company would have to issue approximately 653,000 shares of common stock to repay the advance.

                       U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

NOTE D - CAPITAL STOCK

Preferred Stock
---------------

The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $.10 per share. The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of June 30, 2005, there were 5,875 shares of Series II preferred stock, 5,272 shares of Series B preferred stock, 14,138 shares of Series C preferred stock, 43,330 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 5,828,950 shares of common stock.

During the nine months ended June 30, 2005 250 shares of Preferred II were converted to 2,500 shares of common stock.

During the nine months ended June 30, 2005 1,732.50 shares of Preferred Series C were converted to 173,250 shares of common stock. Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of June 30, 2005, the Company has issued and outstanding 194,042,961 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

During the nine months ended June 30, 2005, the Company issued an aggregate of 13,452,000 shares of common stock as compensation to consultants in exchange for a total of $419,444 of services and expenses incurred. These shares were valued at a weighted average of $0.031 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2005, the Company issued an aggregate of 580,880 shares of restricted common stock as compensation to consultants in exchange for a total of $11,000 of services and expenses incurred. These shares were valued at a weighted average of $0.018 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2005, the Company issued an aggregate of 375,000 shares of restricted common stock as compensation $7,500 of services rendered. These shares were valued at a weighted average of $0.02 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2005, the Company issued an aggregate of 3,000,000 shares of restricted common stock for a total of $46,000 of accrued expenses. These shares were valued at a weighted average of $0.015 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2005, the Company issued an aggregate of 27,500,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. The combined cost and proceeds of the Employee Stock Option Plan is $470,598.

During the nine months ended June 30, 2005, the Company issued an aggregate of 1,000,000 shares of common stock in exchange for accrued expenses for a total of $25,000 of services rendered. These shares were valued at a weighted average of $0.025 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2005, the Company issued an aggregate of 600,000 shares of common stock to employees for a total of $18,000 of services rendered. These shares were valued at a weighted average of $0.03 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued

During the nine months ended June 30, 2005, the Company issued an aggregate of 3,500,000 shares of restricted common stock in exchange for $30,000. These shares were valued at a weighted average of $0.008 per share.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


NOTE E - MINORITY INTEREST

The Company's majority-owned subsidiary, Sub Surface Waste Management of Delaware, Inc, issued 13,149,240 shares of common stock, converted 56,000 shares of Preferred Series A to 280,000 shares of common, and 121,000 shares of convertible preferred stock for total proceeds of $ 1,171,336.

During the nine months ended June 30, 2005 the Company converted 56,000 shares of Preferred Series A shares into 280,000 shares of common stock.

During the nine months ended June 30, 2005 the Company issued an aggregate of 121,000 shares of Preferred Series A to employees to settle accrued expenses for a total of $30,250. These shares were valued at a weighted average of $0.25 per share.

During the nine months ended June 30, 2005, the Company issued 6,949,290 shares of restricted common stock in exchange for $432,315 net of costs.

During the nine months ended June 30, 2005, the Company issued 41,666 shares of restricted common stock valued at $5,000. The Company reported a subscription receivable in regards to this transaction. The Company received $2,400 on January 18, 2005 and currently has a stock subscription receivable for $2,600.

The company received a $100,000 advance on future stock sales from Fusion Capital on December 8, 2004. The company issued 64,655 shares of common stock associated with this advance. The transactions were valued at .232 per share. The remaining balance of the advance is $85,000 as of June 30, 2005.

During the nine months ended June 30, 2005, the Company issued 83,334 shares of restricted common stock valued at $10,000. The Company reported an increase in deposits in regards to this transaction.

During the nine months ended June 30, 2005, the Company issued 391,910 shares of its restricted common stock in exchange for services provided the Company valued at an average of $0.125 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. The total value of this transaction was $49,025.

During the nine months ended June 30, 2005 the Company issued 200,000 shares of its common stock in exchange for consulting services provided the Company valued at an average of $0.18 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. The total value of the transaction was $36,000.

During the nine months ended June 30, 2005, the Company issued an aggregate of 3,654,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were $336,829 and were used for general operating expenses. The total cost of the Employee Stock Option Plan was $59,440.

During the nine months ended June 30, 2005, the Company issued an aggregate of 201,852 shares of common stock to settle accounts payable and accrued expenses for a total of $54,063. These shares were valued at a weighted average of $0.27 per share.

During the nine months ended June 30, 2005, the Company issued an aggregate of 100,000 shares of restricted common stock to settle accrued expenses for a total of $7,500. These shares were valued at a weighted average of $0.075 per share.

During the nine months ended June 30, 2005, the Company issued an aggregate of 246,000 shares of common stock to employees in exchange for a total of $86,100 of services rendered. These shares were valued at a weighted average of $0.35 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2005, the Company issued an aggregate of 154,833 shares of restricted common stock to satisfy debt and interest payment for a total of $9,290. These shares were valued at a weighted average of $0.06 per share.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


These transactions have resulted in increase of minority interest from approximately 45.70% to 48.90%.

For the nine months ended June 30, 2005 the minority shareholders' share of the losses (income) of majority-owned subsidiaries was:

                                                             Amount
                                                             ------
USM Capital Group, Inc.                                  $     (36,291)
Sub Surface Waste Management of Delaware, Inc.                 426,409
Sol-Tech Corporation                                                 1
Bio-Con Microbes                                                    55
                                                         -------------
         Totals                                          $     390,174
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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED JUNE, 2005 AND 2004
                                   (UNAUDITED)


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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED JUNE, 2005 AND 2004
                                   (UNAUDITED)


                                                      FOR THE NINE
                                                   MONTHS ENDED JUNE,
                                               --------------------------
                                                   2005           2004
                                               -----------    -----------
Net Sales to External Customers:
Consulting and Financial Services              $   100,000    $    45,000
Engineering Services Corporate                     619,715
Corporate

                                               -----------    -----------
Total Sales to External Customers              $   719,715    $   251,231
                                               ===========    ===========

Depreciation and Amortization:
Consulting and Financial Services              $        --    $        --
Engineering Services                                 8,887          3,169
Corporate                                           36,170         28,595
                                               -----------    -----------
Total Depreciation and Amortization            $    45,057    $    31,764
                                               ===========    ===========

General and Administrative Expense:
Consulting and Financial Services              $     1,409    $   (11,889)
Engineering Services                             1,036,971      1,319,703
Corporate                                        1,543,167      1,404,534
                                               -----------    -----------
Total General and Administrative Expense       $ 2,581,547    $ 2,736,126
                                               ===========    ===========

Capital Expenditures:
Consulting and Financial Services              $        --    $        --
Engineering Services                                    --         16,901
Corporate                                           48,604        121,088
                                               -----------    -----------
Total Capital Expenditures                     $    48,604   $    137,989
                                               ===========    ===========

Operating (Losses):
Consulting and Financial Services              $    98,591    $    63,952
Engineering Services                            (  890,513)    (1,341,036)
Corporate                                       (1,499,269)    (1,442,798)
                                               -----------    -----------
Total Segment Operating Losses                 $(2,291,191)   $(2,719,882)
                                               ===========    ===========

Segment Assets:
Consulting and Financial Services              $       255    $    17,244
Engineering Services - Net                         507,023        520,093
Corporate                                          272,557        221,368
                                               -----------    -----------
Total Segment Assets                           $   779,835    $   758,705
                                               ===========    ===========

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND THREE MONTHS ENDED JUNE 30, 2004

The Company had revenues of $719,715 and $307,253 for the nine months and three months ended June 30, 2005, an increase of 186% and 334%, respectively as compared to $251,231 and $70,738 of revenue for the same period in 2004. Revenues for the nine months, and three months ended June 30, 2005 consisted of bio-remediation of hydro-carbons in contaminated soil for the state of South Carolina, a $100,000 consulting contract with USM Capital Group, and revenue generated from engineering support services provided in Mexico using the Companies registered technology with SEMARNAT (Mexico EPA).

The cost of revenues for the nine months and three months ended June 30, 2005 were $429,359 and $ 262,402, compared to $234,987 and $59,933 for the same period in 2004.

Gross profit for the nine months and three months ended June 30, 2005 was $290,356 and $44,851 or 40% and 15% of sales compared to $16,244 and $10,805 or
6% and 15% of sales for the corresponding period in fiscal 2004. The increase in revenue is due primarily to the commencement of a time and material contract that began in early 2005 in Mexico with its technology licensee and projects teaming partner Grupo Bartlett, S.A. de C.V. This confidential client project for a North American manufacturing Company with operations in Mexico will continue for the balance of this fiscal year and possibly into the first quarter of the following fiscal year.

For the quarter ended June 30, 2005, USM Capital Group Inc. had revenue of $100,000 with no associated cost of sales. The remaining revenue of $619,715 had cost of sales of $429,359 with a gross profit of 47% or $290,356.

Selling, general and administrative ("SG&A") expenses for the nine months and three months ended June 30, 2005 totaled $2,581,547 and $761,591 respectively, compared to $2,736,126, and $858,210 for the same periods in fiscal 2004. SG&A expenses for the nine months, and three months ended June 30, 205 consisted of occupancy, payroll, accounting, and consulting services. The 6% decrease and the 11% decrease in SG&A expenses were attributed to decreases in consulting expenses.

The Company incurred a net loss of $1,974,034 and $595,785, for the nine months, and three months ended June 30, 2005, had negative cash flows from operations of $1,407,759 for the nine months ended June 30, 2005 compared to a net loss of $2,556,295, and $767,363 for the nine months, and three months ended June 30 2004, had negative cash flows from operations of $619,946 for the nine months ended June 30, 2004. Basic and diluted net loss per share was $(0.01) and $(0.01) for the nine months, and three months ended June 30, 2005, respectively, compared to a loss of $(0.02) and $(0.01) for the nine months, and three months ended June 30, 2004. The decrease was due to lower net loss and increase in average shares outstanding to 160,979,031 for the nine months ended June 30, 2005 compared to 123,985,064 for the corresponding nine months ended June 30, 2004, and a $582,261 reduction in net loss.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents totaled $36,166 and $38,699 at June 30, 2005 and September 30, 2004. Net cash used in operations was $1,407,759, compared to cash used of $619,946 for the comparable period in the prior fiscal year.

During the nine months ended June 30, 2005, the Company, with its subsidiaries, raised $ 1,039,750 through the issuance of common stock. As of June 30, 2005, the Company has negative working capital of $2,030,567 as compared to negative working capital of $ 1,609,689 as of June 30, 2004. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating capital requirements.

Of the $1,884,260 in accounts payable and accrued expenses, approximately $ 500,000 is over 9 months past due. There is the possibility that trade vendors may file lawsuits for non-payment. If such lawsuits are filed, management resources and funds would be diverted from operating activities.

Since September 1998, the Company has raised approximately $22,200,000 principally through private placements of equity securities and debt. There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

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

RISKS AND UNCERTAINTIES

For the nine months ended June 30, 2005, the Company has generated revenues of $719,715. During this same period, the Company incurred a net loss of $1,974,034 and had negative cash flows from operations of $1,407,759. As of June 30, 2005, the Company has an accumulated deficit of $26,812,717.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, in timely alerting them to material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting


As required by Rule 13a-15(d), the Company's Chairman and Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any changes occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no changes in the Company's internal controls or in other factors that could materially affected or are reasonable likely to materially affect, the Company's internal controls subsequent to the date of the most recent evaluation.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the fiscal quarter ending on December 31, 2004. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions

During the nine months ended June 30, 2005, the Company issued an aggregate of 580,880 shares of restricted common stock as compensation to consultants in exchange for a total of $11,000 of services and expenses incurred. These shares were valued at a weighted average of $0.018 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2005, the Company issued an aggregate of 375,000 shares of restricted common stock as compensation $7,500 of services rendered. These shares were valued at a weighted average of $0.02 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the nine months ended June 30, 2005, the Company issued an aggregate of 3,500,000 shares of restricted common stock in exchange for $30,000. These shares were valued at a weighted average of $0.008571 per share.

During the nine months ended June 30, 2005, the Company issued an aggregate of 3,00,000 shares of restricted common stock as for accounts payable and accrued expenses totaling $46,000. These shares were valued at a weighted average of $0.0153 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                               ISSUER PURCHASES OF EQUITY SECURITIES

Period              (a)                (b)               (c)                     (d)
              Total Number of     Average Price    Total Number of       Maximum Number (or
                 Shares (or      Paid per Share       Shares (or      Approximate Dollar Value)
                   Units)           (or Unit)           Units)        of Shares (or Units) that
                 Purchased)                          Purchased as     May Yet Be Purchased Under
                                                       Part of         the Plans or Programs (1)
                                                      Publicly
                                                   Announced Plans
                                                   or Programs (1)
10/01/04-
10/31/04            0                 $0                  0                      0

11/01/04-
11/30/04            0                 $0                  0                      0

12/01/04-
12/31/04            0                 $0                  0                      0

01/01/05-
01/31/04            0                 $0                  0                      0

02/01/05-
02/28/05            0                 $0                  0                      0

03/01/05-
03/31/05            0                 $0                  0                      0

04/01/05-
04/30/05            0                 $0                  0                      0

05/01/05-
05/31/05            0                 $0                  0                      0

06/01/05-
06/30/05            0                 $0                  0                      0



(1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.


     None.
                                       19

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

                                          U.S. MICROBICS, INC.

Date: August 22, 2005                       By: /s/ Robert C. Brehm
                                          --------------------------------------
                                          Robert C. Brehm, President and Chief
                                          Executive Officer

Date: August 22, 2005                        By: /s/ Conrad Nagel
                                          --------------------------------------
                                          Conrad Nagel, Chief Financial Officer