Form 10KSB
period 2005-09-30
US MICROBICS INC
filed 2006-03-01
CIK 774454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-14213

U.S. MICROBICS, INC.
(name of small business issuer in its charter)

Colorado	84-0990371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6451-C El Camino Real, Carlsbad, California	92009
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (760) 918-1860

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

Title of each class	Name of each exchange on which registered
[Common Stock, $0.0001 par value per share]	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 The issuer's revenues for the fiscal year ended September 30, 2005 were $1,199,334

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $5,658,370, as of December 31, 2005.

Number of Shares outstanding as of December 31, 2005 was 282,918,538

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☒No ☐

* Explanatory Note
The Registrant has not filed its Form 10-QSB for the period ended December 31, 2005.

U.S. MICROBICS, INC.

Report on Form 10-KSB

For the Fiscal Years Ended September 30, 2005

-i-

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions "Risk Factors" and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

U.S. Microbics is a business development and holding company that facilitates and develops the deployment of environmental technologies through its two divisions, USM Solutions and USM Capital Group, Inc..

USM Solutions consists of five majority owned subsidiaries using biological technology to revolutionize environmental cleanup and agricultural growth. The five companies include Sub-Surface Waste Management of Delaware, Inc. ("SSWM"), XyclonyX, West Coast Fermentation Center, Inc. ("WCFC"), Sol Tech, Inc. (d.b.a. "Wasteline Performance Corporation"), and Bio-Con Microbes, Inc.

USM Capital Group, Inc. is the financial services division that assists in the financing and development of USM Solutions companies and additional equity holdings primarily in environmental industry companies desiring to go public. USM Capital Group, Inc., provides management consulting, administrative services, and investor relations services to its clients.

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

Organizational Structure

U.S. Microbics has developed an organizational structure utilizing two divisions called USM Solutions and USM Capital Group, Inc.. USM Solutions consists of multiple corporations for the purpose of segmenting its operations into distinct units for proprietary microbe or "bug" production (WCFC West Coast Fermentation Center), research and development, licensing and patent protection (XyclonyX) and the sale and licensing of microbial products for environmental cleanup (SSWM) and agricultural growth enhancement (Bio-Con Microbes, Inc.). As the public holding company, U.S. Microbics coordinates the deployment of the Microbial Technology to its subsidiaries that in turn license the technology and sell products and services to end users and/or licensees.

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

West Coast Fermentation Center

WCFC manufactures microbial blends by using fermentation technology, powder blending techniques and combinatorial liquefaction including microbial blends for the Remediline™, Wasteline™ and Bi-Agra™ product lines. WCFC operates a microbe laboratory, pilot plant and quality control center. WCFC's primary business is to cultivate microbial cultures that are sold to other subsidiaries of U.S. Microbics and subsequently to end users.

WCFC manufactures the following four product lines:

BIO-RAPTOR™ Microbial Application System™
Wasteline™ - Anaerobic and Aerobic Waste Treatment Products
Remediline™ - Hydrocarbon Treatment Products
Bi-Agra™ - Agricultural Products, Biological Pesticides, Bio-Dynamic Products

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

Overview

The company engages in developing, manufacturing and selling engineered remediation solutions for clean up of toxic waste releases to soil and groundwater and the bio-recycling of spent activated carbon filtration media. The treatments may be made directly to the contaminated soil or groundwater in the location at which the contamination was found ("in situ"), using wells and subsurface injection/extraction points to administer the company's proprietary microbial blends for bioremediation of various waste streams. Alternatively, the treatments may require excavation of contaminated soil or pumping of groundwater ("ex situ"), and washing activated carbon filtration media with microbes to bio-recycle the filtration media. The company provides technical engineering consultation and microbial blends as a subcontractor on projects or executes the work directly as a primary contractor in connection with both ex-situ and in situ processes. We also provide comprehensive civil and environmental engineering project management services including specialists to design, permit, build and operate environmental waste clean-up treatment systems using conventional, biological and filtration technologies.

History

The company was incorporated under the laws of the state of Utah on January 30, 1986 and was re-domiciled in the State of Delaware in February 2001 under the name of Covingham Capital Corporation ("Covingham"). Covingham was an inactive publicly registered corporation with no significant assets or operations. On December 20, 2002, Covingham entered into a Capital Stock Exchange Agreement ("Agreement") with the stockholders of Sub Surface Waste Management, Inc. ("SSWM"), a wholly-owned subsidiary of U.S. Microbics, Inc. organized under the laws of the State of Nevada. Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by SSWM stockholders were exchanged for an aggregate of 10,774,000 shares of the Covingham's common stock and 5,360,000 shares of the Covingham's Series A Convertible Preferred stock.

Following the consummation of the Capital Stock Exchange Agreement, in December 2002, Covingham's name was changed to Sub Surface Waste Management of Delaware, Inc.

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

After the enactment of CERCLA, some states also began to regulate in the area of environmental protection. Many states now have environmental protection departments.

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

Mission

As of the end of the year 2004, the company refocused its attention to pursue new work in Mexico to take advantage of the promulgation and enforcement of new environmental regulations comparable to U.S. federal standards under a signed treaty protocol of the North American Free Trade Agreement (NAFTA). Under these regulations the company's proven and U.S. patented application technologies were successfully registered with SEMARNAT (Secretary of the Environment) and its enforcement agency PROFEPA (Mexico EPA). Under Mexico environmental regulations contractors must employ SEMARNAT approved and registered technologies for the remediation of toxic impacts and releases to the environment. The company seeks to exploit its early entry and recognition into this newly created regulatory driven cleanup market through its contract with a U.S. manufacturer in Torreon, Mexico since 2004 providing environmental site assessment, engineering design and subsequent remedial action plan for the above ground surface (ex-situ) and below ground surface (in-situ) cleanup of petroleum hydrocarbon machine oil releases whose work plan has been approved and followed by PROFEPA. In 2005 the company decided to hire a reputable and proven marketing firm with a successful track record in introducing U.S. based service technology companies into the market in Mexico. Our goal is to establish a permanent source of project revenue in Mexico capitalizing on early entry and securing sustaining revenues with Federal and State clients through teaming arrangements and direct contracts.

Remediation Services and Products

The company provides engineered remediation solutions for cleanup of toxic waste releases to soil and groundwater. To date, these services have been sold principally in the United States. Treatment may be in situ, using wells and subsurface injection/extraction points to administer the company's proprietary microbial blends for bioremediation of various waste streams. The company also provides ex situ treatment services using its Bio-Raptor system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed. The company also recently received a U.S. patent for its Bio-GAC(tm) system as a cost effective liquid and vapor phase waste stream treatment system for the removal of toxics such as petroleum hydrocarbons, perchlorates and other volatile organic compounds.

The company also uses on some projects a unique collection of microbial cultures developed over a thirty-year period and licensed to the company by XyclonyX, a subsidiary of U.S. Microbics, Inc. The company uses these cultured specific microbial blends to address specific identified wastes. The company's in-house technicians work with an assigned Project Engineer to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements.

Some of the past uses of the company's products and processes include, but are not limited to, the following:

•	In-situ bioremediation of underground contaminants in soil and groundwater;
•	Ex-situ bioremediation of contaminants;
•	Bio-recycling of spent activated carbon filtration media; and
•	Open-water (both fresh and marine) containment/treatment bioremediation.

The company's remediation technologies meet the requirements of the various industries as well as the EPA provision for application of naturally occurring and non-genetically modified microbes. The XyclonyX microbial products have received approval as "relatively safe" from the U.S. Department of Agriculture, its highest rating.

Sales and Marketing of Services

We market our products and services directly to private and governmental clients, through sales agents and through joint venture partners utilizing revenue sharing agreements. We are also a technology service provider to third parties who have contracts with their own remediation clients.

BIO-RAPTOR(TM)

Bio-Raptor(TM) is the company's patented ex-situ bioremediation treatment system for cleaning up hydrocarbon-contaminated soil. The Bio-Raptor(TM) screens and treats soil contamination on-site, thereby reducing costs, maximizing material treatment surface area and aeration, reducing retention time, minimizing potential liability through on-site treatment and eliminating contaminant transportation-related risks and site downtime.

Bio-Raptor(TM) has high-throughputs of up to 500 tons per hour with larger and smaller customized models engineered to fit specific site remediation requirements. The company has signed a Technology License Agreement with an affiliate, Xyclonyx, granting the company a sub-license to use products, technical information and patent processes related to the Bio-Raptor(TM).

BAC(TM) & BIO-GAC(TM)

BAC(TM) and BioGAC(TM) are our bio-recycling technologies used to reactivate or extend the service life of on-line activated carbon filtration media used to control toxic pollutant emissions from both air and water waste streams. Examples include gasoline and diesel tank storage air filter systems and industrial waste water filters that feed the publicly owned treatment system.

PROPRIETARY MICROBIAL BLENDS

The company purchases microbial blends from West Coast Fermentation Center, Inc., our Parent company's wholly owned subsidiary, which manufactures and uses its own microbial blends for bioremediation purposes. Because of the high quality of the microbial blends purchased from West Coast Fermentation Center, Inc., and our desire to exercise a high degree of control and confidentiality over the manufacturing process, the Company has not considered alternative sources.

MTBECTOMY(TM) - Formulated specifically to address the need for rapid remediation of MTBE and its daughter products such as Tri Butyl Alcohol. MTBEctomy(TM) is injected directly into impacted soil & groundwater resources to bioremediate the gasoline fraction containing MTBE in situ for underground leakage and cleanup of gasoline/fuel containment vessels (e.g. gasoline station tanks, etc.). The company is currently the only licensee of this process for in situ treatment of petroleum contamination.

REMEDILINE(TM)-30XH - Formulated to deal effectively with the heavy, tarry types of oils, coal tars, and organic sludges. This product is particularly well suited for phenolic and other aromatic chemical structure wastes. Usually the product of choice for coking and wood preserving wastes.

REMEDILINE(TM)-30XFA - Biological above ground site remediation process used on hydrocarbon contaminated soils.

The foregoing blends can also be customized, depending upon the waste stream to be treated. Tougher waste streams require more expensive, customized blends and the company can charge higher costs per ton for treatment.

Technology Licensing

In special circumstances or where economic incentives exist for it to do so, the company has licensed its technology and services. The company will continue to license its technology and services as a core business strategy. The company is actively seeking licensees in the European Union and in Latin America and East Asia. As in the U.S., the company's technology can be licensed to property developers, major oil companies, equipment manufacturers, toxic and hazardous waste generators, and remediation companies.

In August 2004 the company's teaming partner Grupo Bartlett, S.A. de C.V. secured a registration license for SSWM's licensed U.S. patented treatment systems with SEMARNAT, the environmental protection agency of the federal government of Mexico. This license allows the company through its teaming partner to apply its technology solution for pollution cleanup contracts throughout Mexico. Only registered license technologies can be used by contractors in Mexico to address toxic cleanups approved by SEMARNAT. We believe our license is one of the first five remediation technology systems approved.

Markets for Remediation Products

Many businesses generate contamination as a byproduct of their processes. For example, the company estimates that there are approximately 17,000 active dry cleaning facilities in the U.S. that contain some level of contamination. The company estimates that conventional technology costs for cleanup range from $100,000 to $2,000,000 per site. According to the United States Environmental Protection Agency, biotechnology applications in soil and groundwater contamination could save the dry cleaning industry up to 50% of the cost of conventional treatment solutions and significantly shorten the cleanup time for on-site treatment. The company's patented in-situ application of all-natural, non-genetically engineered bacteria has successfully proven to remediate dry cleaner solvents containing tetrachloroethene (PCE or PERC). In a One Hour Martinizing(TM) site located in southeastern Michigan, during a period of approximately 90 days the company's solution removed more than 60% of the volatile organic compounds, commonly known as VOCs, detected in the soil prior to treatment. Aside from removing the VOCs, the company's technology generated non-detectable levels of vinyl chloride and methyl chloride during the remediation processes. The company believes that this result is far superior to conventional methods of remediation and cleanup.

Management believes that both large corporations and small, independent entrepreneurs can benefit from the company's engineering services, proprietary microbial products and patented treatment application processes for in -situ and ex -situ clean up of environmental impacts to soil and groundwater and for bio-recycling of spent activated carbon filtration media. Examples include:

•
Major Oil Companies with impacts to surrounding soil and  groundwater from sudden and uncontrolled releases of petroleum products at retail stations, terminals, pipelines, barges,  ships, and refineries;

•
Major Toxic and Hazardous Waste Treatment and Disposal  Companies with a desire to comply with existing permit conditions and extend the actual or potential life of present  storage and treatment sites and facilities through on-site remediation of stored waste-streams and control of nuisance  odors;

•	Manufacturers with Fixed Point Source Facilities such as automotive, aerospace and electronic component manufacturers;
•
Specialty Environmental Remediation Companies, which have not  been previously exploited (for example, hydrocarbon waste stream treatment at the municipal waste treatment facility,  emergency cleanup response companies, open-water clean-up, habitat restoration in environmentally sensitive locals,  etc.); and

•
Companies who want to replace existing, less efficient treatment technologies in their respective niche markets, for example, agricultural processors, paper and cellulose , waste-stream producers, golf courses, poultry, pork, beef, and fish processors, and medical and hospitality waste-streams, to  reduce their environmental disposal problems.

The company's representative clients include, UNOCAL, BARMAC (Brown & Root, McDermott), BP-ARCO, Chevron, Allied Waste Company, American Industrial Manufacturing Services (Denso North America), the law firm of Pepper Hamilton, LLP, Caratron Industries, Inc., Horsehead Industries, Signal Hill Petroleum, Global Solutions, Inc. & Fletcher Oil Co., LLC, Hopkins Real Estate Group, The Arthur Pearlman Group, One Hour Martinizing(TM), O. F. Mossburg & Sons, Applied Technical Solutions, ATC Associates, Enviro-Sciences and S&ME Consulting Engineers, ISE (InSinkErator), City of Chula Vista, CA, Whittaker Corporation, MFG/Tetra Tech, Grupo Protexa de Mexico, Charles Taylor Consultants of Mexico (Agents for Lloyd's of London Insurance Underwriters) and the South Carolina Department of Health & Environmental Control.

Competition

There are various methods that can be used to remediate soil. A comparison of these methods and the advantages and disadvantages of each method is shown in the table below.

REMEDIATION METHODS

Method	Costs	Pro	Con

Competitive Methods:

Thermal Desorbtion	• $80-120 per ton mobile treatment)	• Soil with gasoline and light hydrocarbons	• Low temperature heat only removes volatile constituents

Incineration	• $150-$400 per ton (mobile incineration) • $300-$1,000 per ton (fixed incineration)	• At high temperatures, can sufficiently burn most compounds. • Works for light and heavy hydrocarbons	• Expensive excavation. • Can generate more hazardous compounds. • Projects can last many years • Doesn't remediate heavy fuels.

Vapor Extraction	• Well field treatment, depends on time in field, cost up to $150,000 plus per acre	• Works for light hydrocarbons. • Can be inexpensive if concentrations are dilute.	• Lengthy time frames. • Doesn't work for heavy bio-venting fuels such as diesel fuel.

Air Sparging	• Relies on bio-stimulation to reach cleanup goals, cost up to $500,000 per acre	• Works best for light hydrocarbons. • Treatment can take many years. • Expensive. • Carbon Filters often become obstructed.	• Lengthy time frames. • Doesn't work for heavy fuels

Pump and Treat with Carbon	• 5 Gallons Per Minute (GPM), $0.04-$0.06 per gallon	• Unobtrusive method.	• Carbon Filters must be recycled. • Waste disposed in traditional landfill.

Landfill Disposal	• $25-$100 per ton plus tax, transportation and licenses	• Contamination no longer is on your property.	• You are now legally responsible for the entire landfill.

Company's Methods:

Bio-GAC(TM)	• 5 GPM, $.025-.03 per gallon	• Can be inexpensive.	• Depending on local cleanup limit regulations, i.e. TBA from MTBE may require more treatment time.

Bio-augmentation	• $15 to $100 per ton at the source.	• Inexpensive. • Can remediate all contaminants. • Unobtrusive.	• Lasts only up to several months, but may remediate at the source.

The company believes that it can establish a competitive edge in the bioremediation market for two primary reasons. First, because the company is majority-owned by a microorganism manufacturer, management believes that it can favorably compete in pricing with any distributor or contractor. Most microorganisms used in bioremediation are purchased from manufacturers by distributors who sell to outside contractors. Each additional entity in the distribution chain increases the cost of microorganism blends.

In addition, the company utilizes a "Pay-for-Performance" based billing concept in order to make the project costs more attractive to clients. Instead of paying for the company's services through with industry standard "Pay-for-Effort" or time and material contracts and fixed unit price contracts, the“Pay-for-Performance” method allows the client to pay for the remediation services only when the site attains milestone interim and final closure approval by a regulatory agency. The company's work for the South Carolina Department of Health and Environmental Control's Leaking Underground Storage Tank Fund is the nation's first such " Pay-for-Performance" contract program. Management believes that the risk in entering into these contracts to regulatory agency closure will be offset with higher profit margins that the company believes will be realized as a result of the reduction in time and expense related to attaining site closures via its aggressive bio-augmentation process supported by a captive fermentation capability. Bioremediation is competitive in both time and cost when compared with conventional pump and treat, thermal or landfill disposal technology.

Second, because it has in-house engineering ability, the company is able to execute remediation projects for its customers using these custom microbial blends not available to competitors. The company licenses microbial cultures from  U.S. Microbics, Inc. The company has also licensed a patented process and other proprietary microbial products, unavailable to others, for a use on a wide range of toxins. Management believes that these unique blends, high microorganism counts, and extensive applications histories gives the company a competitive edge over other providers of bioremediation services. In addition, in October 2004, the California Department of Toxic Substance Control approved the company's work plan and it subsequently successfully demonstrated simultaneous cleanup of soil contaminated with rocket propellant and various solvents at a southern California site. Soil contamination from rocket propellant and various solvents impacts the food and water supplies in several western States.

The company is also able to add a level of expertise that most microorganism manufacturers and earth excavation contractors cannot provide. Most microorganism manufacturers and earth excavation contractors have little or no experienced environmental engineering services, and must rely on third party technologists to prepare the appropriate application rates for the job at hand and thereafter to successfully execute the work. Few earth excavation contractors, if any, have patented treatment technology, bio-inoculation specialty equipment, in-house integration of project engineering, microbiological specialists or field application know-how and experience to address both in -situ and ex -situ contamination problems.

Intellectual Property

The company sub-licenses two patents from XyclonyX, an affiliate of the company: (1) a patent for a method of treating hydrocarbon spills, which was issued on August 13, 1991; (2) a patent for a method of treating hydrocarbon contaminated soil issued on August 2, 1994, and (3) a patent for treatment of contaminated activated charcoal issued June 14, 2005

Our Chief Engineer Behzad Mirzayi, P.E., in conjunction with XyclonyX developed the BAC(TM) and Bio-GAC(TM) carbon recycling technology and carbon treatment of contaminated activated charcoal, for which a patent was filed on January 18, 2002 with the U.S. Patent and Trademark Office. In July 2004, we were notified that the patent was granted. The patent was published on June 14, 2005, Patent No.: US 6,905,603 B2. SSWM has completed a renewal of its sub-license agreement with XyclonyX.

During the past two years the Company has done a minimal amount of basic research and development amounting to less than $50,000 in each fiscal year. The Company plans to spend approximately $250,000, on research and development over the next fiscal year, integrating its engineering services with historical application research provided by George Robinson to incorporate new waste treatments into its final engineering design for customer project work.

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

Human Resources

As of September 30, 2005, U.S. Microbics had 8 full-time employees and 8 full-time and part-time consultants, for a combined total of 16 employees and consultants. U.S. Microbics' personnel are employed as follows: 4 in administrative functions; 8 in production support and engineering; 2 in mergers and acquisitions, and 2 in business development and promotion. During fiscal year 2006, U.S. Microbics intends to hire additional consultants and employees in the areas of engineering, administration, and sales and marketing. In particular, U.S. Microbics must recruit qualified personnel for key positions in its microbial manufacturing and sales operations, including qualified personnel for product management, quality control functions, web design and maintenance, and experienced sales consultants. U.S. Microbics' failure to effectively recruit, hire, train and manage qualified personnel could have a material adverse effect on its business, financial condition and results of operations. See "Risk Factors-Our success depends in large part on our ability to attract and retain key employees and management."

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

Government Approvals

U.S. Microbics is not aware of any additional government approvals that are needed for its products or services other than permits associated with the use of the BIO-RAPTOR™ or remediation projects on a specific site. These permits may include a conditional use permit, to compost or treat contaminated soil, and permits for water usage, air quality, and toxic substances to be treated. The lead-time for permits can vary from several weeks to a year or more depending on site-specific circumstances.

Risk Factors

An investment in the common stock involves a high degree of risk. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "plan," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should review carefully various risks and uncertainties identified in this report, including the matters set below and in the Company's other SEC filings. These risks and uncertainties could cause the Company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Our Ability to Continue Operations is Dependent on a Number of Factors.

U.S. Microbics, Inc., and its subsidiaries are start-up companies with a business plan based on microbial technology, engineering application expertise and five years of operating experience. We have experienced annual operating losses and negative operating cash flow since our changeover to an environmental biotechnology firm in 1997.

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

We are a start-up company engaged in developing and selling microbial technology and engineering application expertise. We have yet to establish any history of profitable operations. We have incurred annual operating losses of $2,997,661, $4,041,046, $4,079,581, and $3,999,356, respectively, during the past four fiscal years of operation. As a result, at September 30, 2005, we had an accumulated deficit of $27,836,344. We have incurred net losses from continuing operations of $3,337,320 and $4,842,472 for the fiscal years ending September 30, 2005 and September 30, 2004. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our products and services. No assurances can be given when this will occur or that we will ever be profitable.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended September 30, 2005, relative to our ability to continue as a going concern. Note P to our financial statements addressed management’s plans to address the working capital deficit. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We will most likely need to raise cash and additional working capital to cover the anticipated shortfall in our cash and working capital until such time as we become cash flow positive based solely on sales and service revenues less operating and other costs. At September 30, 2005, we had a working capital deficit of $1,381,177. The independent auditor's report for the year ended September 30, 2005, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $1,946,996, as of September 30, 2005, and an operating cash flow deficit of $2,338,515, for the year ended September 30, 2004. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

On June 10, 2004 our subsidiary Sub Surface Waste Management of Delaware, Inc., (“SSWM”),entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase up to an aggregate, under certain conditions, of $6.0 million of their common stock. SSWM only has the right to receive $12,500 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.70, in which case the daily amount may be increased under certain conditions as the price of SSWM common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.10. Assuming they sell 12,000,000 shares to Fusion Capital pursuant to the common stock purchase agreement, the selling price of our common stock to Fusion Capital would have to average at least $0.50 per share for them to receive the maximum proceeds of $6.0 million. Assuming they sell 12,000,000 shares to Fusion Capital pursuant to the common stock purchase agreement at a purchase price of $0.21 per share (the closing sale price of the common stock on January 6, 2005), proceeds to them would only be $2,520,000, unless we choose to sell more than 12,000,000 shares, which we have the right, but not the obligation, to do.

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
Our ability to become profitable will depend on a variety of factors, including the following:

•	price, volume and timing of product sales;
•	variations in gross margins on our products, which may be affected by the sales mix and competitive pricing pressures;
•
regulatory approvals for using our bioremediation products, including permits for treatment sites, water quality permits, air quality permits, and other permits as required by particular jurisdictions;

•	changes in our levels of research and development, including the timing of any demonstration projects for regulatory approval;
•	acquisitions of products, technology or companies; and
•	our ability to obtain performance bonding when required.

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

Although we believe that we have certain technical advantages over certain of our competitors, including, without limitation, the development of technological innovations that will make the BIO-RAPTOR™ and the use of our microbial blends more economical and efficient than other bioremediation methods, maintaining such advantages will require a continued high level of investment in research and development, marketing, sales and customer support. We may not have sufficient resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment.

Our success in remediation depends to a critical extent on the continued efforts of services of Bruce S. Beattie, President and Chief Executive Officer of SSWM Behzad Mirzayi, Executive Vice-President of SSWM, Conrad Nagel, CFO, and Robert C. Brehm, President and CEO of U.S. Microbics. Were we to lose one or more of these key executive officers, we may be forced to expend significant time and money in the pursuit of a replacement, which could result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Messrs. Beattie and Mirzayi have employment agreements providing for their continued service to the company through December 2007, these agreements will not preclude either of these employees from leaving the company. We currently carry a key man life insurance policy on Bruce S. Beattie which that assist us in recouping our costs in the event of the loss of those officers.

Our inability to hire qualified personnel could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and could adversely affect the value of your investment.

We currently have an extremely small staff comprised of 8 employees and 8 full time and part time consultants including employees of all subsidiaries. Although we believe that our employees, together with the consultants currently engaged by our company, will be able to handle most of our additional management, administrative, research and development, sales and marketing, and manufacturing requirements in the short term as we ramp up our sales and operations, we will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

Our results of operations may fluctuate significantly from quarter to quarter as we continue to grow, therefore you cannot use these results to predict how we may perform in the future.

As a result of our limited operating history, we do not have historical financial data for a significant number of periods in which to base our planned operating expenses. In addition our revenues have not met our expectations. Our expense levels are based in part on our projections as to future revenues that are expected to increase. It is anticipated that as we mature, our sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, among others:

•	the volume, timing of, and ability to fulfill customer orders;
•	the demand for our products and services;
•	the number, timing and significance of product enhancements and new product introductions by us and our competitors;
•	changes in pricing policies by us or our competitors;
•	changes in the level of operating expenses;
•
expenses incurred in connection with our plans to fund greater levels of sales and marketing activities and operations, develop new distribution channels, broaden our customer support capabilities and continue our R&D activities;

•	personnel changes;
•	product defects and other product or service quality problems;
•	general domestic and international legal, economic and political conditions; and
•	Any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operation.

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

In particular, our future success is dependent upon our BIO-RAPTOR™, Remediline™, MTBEctomy™, BAC™, and BioGAC™ product lines, each of which is innovative and has not achieved market acceptance. In order to develop such new products and services, we will depend upon close relationships with existing customers that previously utilized microbial technology in the bioremediation, agricultural and waste treatment industries, and our ability to continue to develop and introduce new and enhanced products and services at competitive prices and in a timely and cost-effective manner. There can be no assurance that our customers will provide us with timely access to such information or that we will be able to develop and market our new products and services successfully or respond effectively to technological changes or new product and service offerings of our competitors. We may not be able to develop the required technologies, products and services on a cost-effective and timely basis, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

We also rely on certain technology which we license from third parties, including microbial technology which is integrated with internally developed products and used in the XyclonyX product line to perform key functions. There can be no assurance that the patents underlying such third party technology licenses will continue to remain unchallenged or that we will not have to defend them, along with the licensors, to continue their commercial viability to us. The loss of or inability to maintain any of these technology licenses could result in delays or reductions in product shipments that could materially adversely affect our business, financial condition or results of operations.

We may not be able to obtain sufficient contract bonding, which could limit the number and size of projects we obtain.

The deployment of engineering services for certain government and private remediation projects may require contract performance bonding. The collateral and bonding requirements could limit the number and size of projects requiring bonds undertaken by the company. In the event contract bonding cannot be obtained at an economical price or collateral requirements are beyond the company's financial capability the failure to obtain contract bonding could have a materially adverse effect on the company's business, financial condition, and results of operations.

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

Our international sales will be limited if we are unable to establish and maintain relationships with international distributors and customers. Even if we increase our international sales efforts, we cannot be certain that it will increase demand for our products in these markets. Our international operations are subject to a number of risks, including:

•	Market acceptance;
•	Environmental laws;
•	Longer sales cycles;
•	Difficulty in collecting accounts receivable;
•	Political and economic instability;
•	Reduced protection of intellectual property rights;
•	Protectionist laws and business practices that favor local competition;
•	Dependence on local vendors; and
•	Foreign language barriers.

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

We are subject to Federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We currently maintain a supply of several hazardous materials at our facilities. While we currently meet these environmental requirements, there is no assurance that future laws and regulations will not impose significant compliance costs. If there is an accident, we could be held liable for any damages that result and the liability could exceed our resources and which may not be adequately covered by insurance, if at all. In addition, the use of our BIO-RAPTOR™ requires permits to treat contaminated soil. Permit issues may delay the implementation and installation of our products, including the BIO-RAPTOR™.

We may be subject to future product liability claims that may be costly to defend, require us to pay money to claimants and divert our managerial and financial resources, which could have a negative impact on our business and the value of your investment.

The development, marketing, sale and licensing of products based on microbial technology entail liability risks in the event of product failure or claim of harm caused by product operation. While we offer to contract with our potential customers on a pay for performance basis, and we are not aware of any claim against us based upon the use or failure of our products, end users of any of our proposed products and services could assert claims against us. Although we maintain product liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that we will be able to continue to obtain insurance coverage in an amount that we believe to be adequate. If there is a successful suit against us, lack or insufficiency of insurance coverage would have a materially adverse effect on our business, financial condition and results of operations. In addition, the assertion of these claims, even if unsuccessful or without merit, could damage our reputation or that of our licensees or their products. This damage could limit the marketing and sales efforts and harm our results of operations.

Our engineering services liability insurance may not be sufficient to cover all potential liabilities, which could cause us to make substantial payments to claimants and negatively impact our results of operations and the value of your investment.

Our engineering services are covered under a $1 million professional errors and omissions policy for the execution of professional engineering services in support of our activities. We are not aware of any claims or disputes exceeding this insured limit. While we will continue to maintain professional engineering liability insurance against any such claims, there can be no assurance that such insurance will be sufficient to cover all potential liabilities, or that we will be able to continue to obtain insurance coverage in an amount that we believe to be adequate. In the event of a successful suit against us, lack or insufficiency of insurance coverage could have a materially adverse effect on our business, financial condition and results of operations.

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

In addition, the implementation of our manufacturing operations at the facility presents risks that, alone or in any combination, could have a materially adverse effect on our business, financial condition and results of operations. These risks include, but are not limited to: production delays associated with products based on the microbial technology; unavailability of required capital equipment and qualified personnel; raw material shortages, higher-than-expected overhead or operational costs; lack of sufficient quality control over the products.

In addition, our development of our internal manufacturing capacity will depend in large part on our ability to raise sufficient capital for this purpose. We may not be able to develop adequate manufacturing capacity or raise sufficient capital, the failure of either of which could have a materially adverse effect on our business, financial condition, results of operations and possibly on our relationships with our customers. We may consider third-party outsourcing arrangements for the manufacture and supply of certain products during the period in which we expand our internal manufacturing capacity. These outsourcing arrangements are subject to various risks, including, without limitation, production delays or interruptions, inferior product quality, misappropriation of trade secrets and lower profit margins.

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

Risks Relating to an Investment in our Securities

The trading price of our common stock may decrease due to factors beyond our control.

The trading price of the common stock is subject to significant fluctuations in response to numerous factors, including:

•	Variations in anticipated or actual results of operations;
•	Announcements of new products or technological innovations by us or our competitors;
•	Changes in earnings estimates of operational results by analysts;
•	Results of product demonstrations.
•	Inability of market makers to combat short positions on the stock;
•	Inability of the market to absorb large blocks of stock sold into the market;
•	Developments or disputes concerning our licensed patents, trademarks or proprietary rights; and
•	Comments about us or our markets posted on the internet.

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

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources which may have a materially adverse effect on our results of operations.

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

Our certificate of incorporation contains provisions that eliminate the liability of and indemnify our directors for monetary damages to our company and shareholders to the maximum extent permitted under Colorado corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.

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

ITEM 2. DESCRIPTION OF PROPERTY

Since September 2004, the Company occupied new facilities of approximately 12,500 square feet of manufacturing, research and development and administration office space in the Camino Corporate Center in Carlsbad, California and 800 square feet of administration office space in Littleton, Colorado for the SSWM Engineering Services Division. The Company has a five-year lease commitment on the Carlsbad facility, which expires on August 31, 2008, with a five-year option and a right of first refusal on adjacent space. The Company has a month- to- month lease agreement on the Littleton facility. The Company believes that these facilities should provide adequate space for the next year at which time one or more of the subsidiaries may have to relocate to other space. The monthly rent for each on the Carlsbad, California facility is $ 12,870 and $ 866 for the office space in Littleton.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal claims and legal proceedings that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a materially adverse effect on its financial position, results of operations or liquidity. There are no current outstanding legal claims or proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during this reporting period.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "BUGS". The following table indicates the high and low bid prices for the Company's Common Stock as quoted on the OTC Bulletin Board for the during the last two fiscal years indicated. The prices shown are representative inter-dealer prices, do not include retail markups, markdowns or commissions and may not necessarily reflect actual transactions.

	Bid Price
Period	High	Low
December 31, 2005	$.04	$.02

Fiscal Year 2005:
September 30, 2005	$.07	$.01
June 30, 2005	.02	.01
March 31, 2005	.05	.02
December 31, 2004	.03	.02

Fiscal Year 2004:
September 30, 2004	$.03	.02
June 30, 2004	.07	.03
March 31, 2004	.08	.05
December 31, 2003	.08	.049

Holders

We have approximately 1,600 record holders of our common stock as of stock as of December 31, 2005.

Dividends

The Company has not paid cash dividends on its Common Stock and has no present plans to do so. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements, and earnings, if any, of the Company, as well as other factors that the Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2005, the most recently completed fiscal year.

Category	Number of Securities to be issued upon exercises of outstanding options and warrants	Weighted Average Exercise Price Of Outstanding Options and Warrants	Number of Securities available For future Plan Issuance
Equity compensation plans Approved by shareholders
2005-I Incentive Equity Stock Plan	50,000,000	$0.01	596,978
2005-II Incentive Equity Stock Plan	50,000,000	$0.00	47,000,000
Equity compensation plans not approved by shareholders	N/A

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

 On February 11, 2004 our Board of Directors adopted the 2004 Incentive Equity Stock Plan (the "2004 Plan"). The 2004 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 25,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. On February 16, 2004 we filed a registration statement on Form S-8 to register 15,000,000 of these shares. On April 14, 2004 we filed a registration statement on Form S-8 to register 10,000,000 of these shares. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2004 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2004 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2004 Plan available for grant at September 30, 2005 was 00.

 On March 22, 2005, our Board of Directors adopted the 2005-I Incentive Equity Stock Plan (the "2005-I Plan"). The 2005-I Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 50,000,000 shares of our Common Stock for awards to be made under the 2005-I Plan. On April 7, 2005 we filed a registration statement on Form S-8 to register 50,000,000 of these shares. The 2005-I Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2005-I Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2005-I Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2005~~_~~-I Plan available for grant at September 30, 2005 was 596,978.

 On August 25, 2005, our Board of Directors adopted the 2005-II Incentive Equity Stock Plan (the "2005-II Plan"). The 2005-II Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 50,000,000 shares of our Common Stock for awards to be made under the 2005-II Plan. On September 9, 2005 we filed a registration statement on Form S-8 to register 50,000,000 of these shares. The 2005-II Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2005-II Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2005-II Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2005-II Plan available for grant at September 30, 2005 was 47,000,000.

Recent Sales of Unregistered Securities

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the last three years. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c)

In September 30, 2005, the a shareholder converted 300 shares of Series C preferred stock into 30,000 shares of common stock. Each share of Series C preferred stock converts into 100 shares of common stock.

In September 30, 2005, the Company issued an aggregate of 12,950,000 shares of restricted common stock in exchange for $110,000. These shares were valued at a weighted average of $0.0084 per share.

In September 2005, the Company issued an aggregate of 16,287,908 shares of restricted common stock as for payroll and accrued expenses totaling $149,591. These shares were valued at a weighted average of $0.009 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In May 2005, the Company issued an aggregate of 2,000,000 shares of restricted common stock as for and accrued expenses totaling $26,000. These shares were valued at a weighted average of $0.013 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In May 2005, the Company issued an aggregate of 3,500,000 shares of restricted common stock in exchange for $30,000. These shares were valued at a weighted average of $0.00857 per share.

In April 2005, the Company issued an aggregate of 500,000 shares of restricted common stock as for and accrued expenses totaling $10,000. These shares were valued at a weighted average of $0.02 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2005, the Company issued an aggregate of 500,000 shares of restricted common stock as for accounts payable and accrued expenses totaling $10,000. These shares were valued at a weighted average of $0.02 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In February 2005, the Company converted 250 of shares of Preferred Series II into 2,500 shares of common stock.

In January 2005, the Company converted 1,732.5 of shares of Preferred Series C into 173,250 shares of common stock.

In October 2004, the Company issued an aggregate of 580,880 shares of restricted common stock as compensation to consultants in exchange for a total of $11,000 of services and expenses incurred. These shares were valued at a weighted average of $0.018 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In October 2004, the Company issued an aggregate of 375,000 shares of restricted common stock as compensation $7,500 of services rendered. These shares were valued at a weighted average of $0.02 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

During September, 2003, two officers of the Company purchased 694,445 shares of restricted common stock at a price of $0.07 per share. Also in September, 2003, an officer was issued 327,000 shares of restricted common stock in settlement of $24,780 of loans owed to the officer and $220 of interest. This transaction was valued at approximately $0.075 per share. Also in September 2003, the Company issued to a consultant for services, 78,500 shares of restricted common stock. This transaction was valued at $0.04 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued. In addition in September 2003, the Company issued 50,000 shares of restricted common stock as a finder's fee to a shareholder. This transaction was valued at $0.04 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

During May 2003, the Company issued 5,370,000 shares to accredited investors. Of this total, 1,270,000 shares were sold for $0.04 per share and 4,100,000 shares were sold for a value of $0.05 per share. Also in May 2003, approximately 696 shares of Series E Preferred stock were converted into 866,200 shares of common stock.

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

Overview

During fiscal year 2005, the Company's efforts were directed to developing its biotechnology product line, fund raising, building organizational infrastructure, and help Sub-Surface Waste Management of Delaware, Inc. (SSWM) procure remediation contracts through the use of the Microbial Technology with engineered solutions.

U.S. Microbics, Inc.

The U.S. Microbics activities centered on fund raising and helping SSWM procure remediation contracts.

XyclonyX

XyclonyX has a patent granted and published for Bio-GAC™ which covers the extension of in-service granular activated carbon treatment systems and BAC™ for the reactivation of spent granular- activated carbon.

West Coast Fermentation Center (WCFC)

WCFC has successfully ramped up fermentation operations in its new manufacturing location.

Sub-Surface Waste Management (SSWM)

SSWM has transformed into a revenue- generating operating subsidiary with Bruce Beattie as the president. SSWM is establishing itself as a niche technology service provider of engineered solutions using conventional and natural microbial products. It has successfully demonstrated the Bio-Raptor™ technology for a confidential major energy company, and is in the process of completing five long-term projects in the state of South Carolina to clean-up soil and groundwater contamination impacted by leaking underground storage tanks. SSWM has developed a patent- pending treatment application for the bio-reactivation of spent granular activated carbons, BAC™and Bio-GAC™ for reactivating or extending the life of carbon filtration systems. SSWM also procured a remediation contract for a minimum of $650,000 at a site in Mexico operated by a US. manufacturing company and has been active in multiple demonstrations of its proprietary perchlorate cleanup technology.

Bio-Con Microbes

Bio-Con has demonstrated its products for several different crop types in 2005. It continues to investigate niche market opportunities for deployment of the technology.

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

•	business combinations

•	stock-based compensation

•	revenue recognition

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

Segment Reporting

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2005 and 2004 the Company operated in the following two reportable segments:

USM Capital is the financial services division of U.S. Microbics and provides an array of financial services for private and publicly traded companies.

The services include:

•	Management services and planning
•	Becoming a publicly reporting company
•	Becoming a publicly trading company
•	Capital financing
•	Aftermarket support
•	Investor Relations
•	Corporate governance
•	Administrative services
•	CEO Training

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

The following table summarizes segment operations:

	2005	2004	Percent Change from 2005 to 2004
Revenue:
Consulting and Financial Services	$100,000	$185,300	Decrease of 46.0%
Engineering Services	$1,099,334	234,018	Increase of 369.8%

Depreciation and amortization:
Consulting and Financial Services	--	--	--
Engineering Services	$ 13,233	$5,098	Increase of 159.6%

General and Administrative Expense:
Consulting and Financial Services	$10,461	$1,146	Increase of 812.8%
Engineering Services	$1,762,396	$3,104,724	Decrease of 43.2%

Operating Income(Losses):
Consulting and Financial Services	$89,539	$184,154	Decrease of 51.4%
Engineering Services	$(1,488,537)	$(3,149,035)	Decrease of 52.7%

In the fiscal year ended 2005, these two segments accounted for all of the revenue of the Company compared to 100.0% in the fiscal year ended September 30, 2004. The Company is striving to increase revenue in both segments during fiscal year 2006, without a proportionate increase in general and administrative expenses in either segment.

Plan of Operations for the Fiscal Year Ending September 30, 2006

The Company’s objective is to operate profitably in 2006 by establishing profitable operations for SSWM in the bioremediation market using in-situ groundwater and wastewater treatment and the installation of drinking water systems in domestic and international markets. SSWM has a management team, capable of guiding them to profitable operations with sufficient working capital.

The SSWM engineering team has been working together over 8 years and has enjoyed a successful track record with prior companies and has commenced building a similar track record in SSWM.

With the revenue-generating project experience over the past year, SSWM has assisted the Company to switch from a research and development to a revenue-generating service company supported by a professional engineering staff. This marketing change, together with the industry shift to "Pay-for-Performance" projects in both markets, requires numerous technology demonstrations, longer marketing cycles, political support, local environmental agency approval, and customer awareness of alternative technologies that are "better, faster, cheaper and safer", using mother nature's technology coupled with sound engineering principals, rather than conventional technology. This marketing change to an alternative technology requires a paradigm shift in thinking and each company has adopted the "Pay-for-Performance" concept to help facilitate implementation of projects and related follow-on projects, which establish the economical and environmental benefits of the Microbial Technology. Based upon the successful projects and demonstrations completed during fiscal year 2005, SSWM expects additional profitable projects to be undertaken in fiscal year 2006 as working capital is raised in SSWM to fuel the growth. The Company expects to raise $ 5MM for SSWM via capital offering of SSWM and secure an additional $ 10MM of project financing. After the SSWM financing is in place, the Company will determine whether it should follow the same strategy with Bio-Con Microbes for agricultural applications.

With additional equity capital raised through SSWM, the Company plans to expand the SSWM project base in the United States and in Mexico. The Company intends to raise additional capital to fund operations through September 2006, and anticipates that cash generated from financings and projected revenues will enable it to fulfill cash needs for fiscal year 2006 operations. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company, if at all, or to generate such revenues. There can be no assurance that the Company will receive such financing or generate revenues in the time frame anticipated, if at all.

Results of Operations

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004:

The Company had revenues of $1,199,334 for fiscal year ended September 30, 2005 compared with revenues of $419,318 during the fiscal year ended September 30, 2004. This represents an increase in revenue for 2005 over 2004 of 186%. The Company incurred a net loss of $2,997,661 in fiscal year ended 2005 compared to a net loss of $4,041,046 in fiscal year ended 2004. The loss incurred in fiscal 2005 was approximately 25.8% less than that of 2004.

During fiscal year ended 2005, the Company had increased revenues, primarily from its remediation Company SSWM. Please refer to the segment reporting footnote in the financial statements. The Company had gross profit during fiscal years ended 2005 and 2004 of $ 429,765 and $ 140,869, respectively. The gross income for 2005 increased by 205% over fiscal 2004.

Selling, general and administrative ("SG&A") expenses for fiscal year ended 2005 totaled $3,707,426 compared to $4,937,649 in fiscal year ended 2004. SG&A expenses decreased in 2005, 24.9% over SG&A expenses in 2004. SG&A expenses consisted of accounting, legal, consulting, public relations, subsidiary startup and organization and fund raising expenses. SG&A expenses also included non-cash charges from the issuance of stock in the amounts of $1,101,820 for fiscal year 2005 and $695,212 for fiscal year ended 2004, a year-to-year increase of $406,608.

Interest expense for fiscal year ended 2005 was $133,198 compared to $169,361 for fiscal year 2004. The decrease in interest expense of $36,163 was due primarily to a decrease in outstanding notes payable.

As a result of the above-mentioned expenses, the net loss for fiscal 2005 was $2,997,661 compared to $4,041,046 for fiscal year ended 2004. This represents a decrease in the net loss for 2005 over 2004 of $1,043,385 or a 25.8% decrease. Net loss per share decreased to a net loss per share of $0.017 in fiscal year ended 2005 from a net loss per share of $0.031 in fiscal year ended 2004. The decrease in the net loss per share was due to the increase in weighted average common shares outstanding from 173,078,669 as of September 30, 2005 to 128,711,681 as of September 30, 2004.

There was no provision for income taxes in either fiscal year ended 2005 or fiscal year ended 2002 due to the net operating loss carry forwards from prior years, and the likelihood that the Company would be able to utilize these net operating losses in the future.

Liquidity and Capital Resources

Cash and cash equivalents totaled $108,498 on September 30, 2005, compared to $38,699 for the prior fiscal year ended September 30, 2004. During the fiscal year ended 2005, net cash used by operating activities totaled $(1,946,996) compared to $(2,338,515) for fiscal year ended 2004. Operating activities included payments for accounting, legal fees and professional services.

Net cash provided by financing activities for fiscal year ended 2005 totaled $2,041,206 compared to $2,351,793 for the prior fiscal year. In 2004 the Company raised funds by issuing stock under the Employee Stock Option Plan of $ 586,196, and $144,750 by a subsidiary by proceeds from notes payable and capital leases of 1,060,043. In 2005 the Company raised funds by issuing stock under the Employee Stock Option Plan of $596,000, and $526,926 by a subsidiary, and by proceeds by notes payable $161,690, and by issuance of common stock of $140,000 and $610,940 by subsidiary.

Net cash used by investing activities during fiscal year ended 2004 totaled $0 primarily from the purchase of property and equipment. In fiscal 2005 the company had net cash used by investing activities of $24,411 primarily from the purchase of property and equipment.

Net working capital (current assets less current liabilities) was a negative $1,381,177 as of September 30, 2005 and negative $1,609,689 as of September 30, 2004. Negative working capital decreased by $228,512 or 14.2% from fiscal 2005 to 2004. The Company has a balance due on its payroll taxes deposits as of 09-30-05 of approximately $77,000.

The Company needs to continue to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. Long- term debt as of September 30, 2005 was $0 and $0 as of the end of the prior fiscal year..

Total shareholders' deficit increased to $6,450,519 during fiscal year ended 2005 from $5,223,835 for fiscal year ended 2004, or an increase of $1,226,684. The increase was the result of a net loss of approximately $2,997,661 less increases resulting from issuance of common stock and stock options in exchange for services of $577,739, issuance of common stock and stock options in settlement of accrued expenses of $40,579, issuance of common stock and stock options for employee compensation $25,500, issuance of common stock in private placement and through equity and other increases net of $ 140,000.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

We are seeking financing in the form of equity, debt or project financing in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

During fiscal year 2006, the Company projects expenditures for plant and equipment of approximately $150,000 and research and development costs of less than $100,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with applications of in -situ bio-remediation, agriculture and water treatment.

The independent auditor's report on the Company's September 30, 2005 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial. statements SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2004.

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

In April 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2004, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

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
Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors..

ITEM 7. FINANCIAL STATEMENTS

Securities and Exchange Commission

Washington, D.C. 20549

Financial Statements and Schedules

September 30, 2005 and 2004

U.S. Microbics, Inc. and Subsidiaries

U.S. Microbics, Inc. and Subsidiaries

Index to Financial Statements

Page No.

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheets at September 30, 2005 and 2004	F-3

Consolidated Statements of Operations for the two years ended September 30, 2005 and 2004	F-4

Consolidated Statements of Deficiency in Stockholders' Equity for the two years ended September 30, 2005 and 2004	F-5 ~ F-6

Consolidated Statements of Cash Flows for the two years ended September 30, 2005 and 2004	F-7 ~ F-8

Notes to Consolidated Financial Statements	F-9 ~ F-29

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

Board of Directors
U.S. Microbics, Inc. and Subsidiaries
Carlsbad, CA

We have audited the accompanying consolidated balance sheets of U.S. Microbics, Inc. and subsidiaries (the "Company") as of September 30, 2005 and 2004 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

McLean, Virginia
February 7, 2006

U.S. Microbics, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2005 and 2004

	2005	2004
Assets
Current Assets:
Cash and Cash Equivalents	$108,498	$38,699
Restricted Cash (Note C)	35,573	122,442
Accounts Receivable	194,532	25,801
Cost and Estimated Profit in Excess of Billing (Note B)	188,174	217,717
Prepaid Expenses and Other Assets	22,864	99,855
Total Current Assets	549,641	504,514

Plant, property and equipment - net (Note D)	145,153	180,401

Other assets	72,373	23,844

Total Assets	$767,167	$708,759

Liabilities and Deficiency in Stockholders' Equity
Current Liabilities:
Accounts Payable and Accrued Liabilities (Note F)	$1,529,968	$1,727,836
Notes Payable to Related Parties, current portion (Note G)	400,850	386,367
Total Current Liabilities	1,930,818	2,114,203

Commitment and Contingencies (Note M )	--	--

Minority Interest (Note I)	5,286,868	3,818,391

Deficiency in Stockholders' Equity (Note H):
Preferred Stock
Convertible Preferred Stock, $.10 par value, authorized 20,000,000 shares:
Series II; authorized 500,000 shares; 5,875 and 6,125 shares issued and outstanding at September 30, 2005 and 2004, respectively (aggregate liquidation preference of $5,875 and $6,125)	588	613
Series B; authorized 500,000 shares; 5,272 and 5,272 shares issued and outstanding at September 30, 2005 and 2004 (aggregate liquidation preference of $ 5,272 and $5,272)	527	527
Series C; authorized 50,000 shares; 13,838 and 15,871 shares issued and outstanding at September 30, 2005 and 2004, respectively (aggregate liquidation preference of $1,383,800 and $1,587,100)	1,383	1,587
Series D; authorized 50,000 shares; 43,330 and 43,330 shares issued and outstanding at September 30, 2005 and 2004, (no liquidation preference)	4,330	4,330
Series E; authorized 50,000 shares; -0- and -0- shares issued and outstanding at September 30, 2005 and 2004, (aggregate liquidation preference of $- and $-)	--	--

Common Stock, $.0001 par value; authorized 500,000,000 shares; 253,627,108 and 143,859,331 shares issued and outstanding at September 30, 2005 and 2004, respectively	25,362	14,386
Additional Paid-in Capital	22,998,533	21,250,703
Dividends	(35,588)	(35,588)
Discount on Preferred Stock	--	--
Treasury Stock	(117,400)	(117,400)
Stock Subscriptions	(67,600)	(65,000)
Deferred Employee Stock Option Plan	--	--
Deferred Equity Issuance Costs	(768,500)	(783,500)
Deferred Financing Costs	(655,810)	(655,810)
Accumulated Deficit	(27,836,344)	(24,838,683)
	(6,450,519)	(5,223,835)
Total Liabilities and Deficiency in Stockholders' Equity	$767,167	$708,759

See accompanying notes to consolidated financial statements

U.S. Microbics, Inc. and Subsidiaries
Consolidated Statements of Operations
For The Years Ended September 30, 2005 and 2004

	2005	2004
Revenue	$1,199,334	$419,318

Cost of revenues	769,569	278,449

Gross profit	429,765	140,869

Selling, General and Administrative Expenses	3,707,426	4,937,649
Depreciation	59,659	45,692
	3,767,085	4,983,341

Loss from Operations	(3,337,320)	(4,842,472)

Other Income (Expenses)
Interest Income	2,010	3,580
Realized Gain (loss) on Sale of Security	--	7,063
Interest Expenses	(133,198)	(169,361)

Loss Before Income Taxes and Discontinued Operations	(3,468,508)	(5,001,190)

Minority Interest	470,847	960,144

Loss before Income Taxes	(2,997,661)	(4,041,046)

Income tax (benefit) expenses	--	--

Net Loss	$(2,997,661)	$(4,041,046)

Net Loss Per Common Share (Basic and Diluted)	$(0.017)	$(0.03)

Weighted Average Shares Outstanding	173,078,669	128,711,681

See accompanying notes to consolidated financial statements

U.S. Microbics, Inc. and Subsidiaries
Consolidated Statements of Deficiency in Stockholders' Equity
For The Two Years Ended September 30, 2005

	Preferred Stock		Common Stock		Additional Paid-In	Stock Options and	Treasury	Stock Sub-		Discount on Preferred	Deferred Employee Stock Option	Deferred Equity Issuance	Deferred	Accumu- lated
	Shares	Amount	Shares	Amount	Capital	Warrants	Stock	scription	Dividends	Stock	Plan	Cost	Financing	Deficit	Total

Balance at September 30, 2003	37,987	$3,799	113,722,201	$11,372	$23,272,298	--	$(117,400)	$(3,815,000)	$(35,588)	$(3,958)	$(68,000)	$-	$(166,540)	$(20,797,637)	$(1,716,654)

Issuance of Series D preferred stock as compensation	3,000	300	--	--	9,420	--	--	--	--	--	--	--	--	--	9,720
Discount on preferred stock charged to operations	--	--	--	--	--		--	-- --	--	3,958	--	--	--	--	3,958
Issuance of Series D preferred stock as collateral	30,000	3,000	--	--	302,000	--	--	--	--	--	--	--	(305,000)	--	--
Conversion of preferred stock into commons stock	(50)	(5)	5,000	1	4	--	--	--	--	--	--	--	--	--	--
Conversion of preferred stock into commons stock	(250)	(25)	1,250	1	24	--	--	--	--	--	--	--	--	--	--
Conversion of preferred stock into commons stock	(118)	(12)	1,188	1	11	--	--	--	--	--	--	--	--	--	--
Issuance of common stock in exchange for services	--	--	10,987,192	1,097	454,811	--	--	--	--	--	--	--	--	--	455,908
Issuance of common stock In settlement of accounts payable	--	--	6,687,500	669	238,635	--	--	--	--	--	--	--	--	--	239,304
Issuance of common stock for employee stock option plan	--	--	12,900,000	1,290	584,906	--	--	--	--	--	--	--	--	--	586,196
Issuance of common stock for employee compensation	--	--	2,480,000	248	104,552	--	--	--	--	--	--	--	--	--	104,800
Issuance of common stock in settlement of accrued expenses	--	--	1,000,000	100	28,400	--	--	--	--	--	--	--	--	--	28,500
Issuance of common stock in exchange for Interest on notes payable	--	--	250,000	25	5,225	--	--	--	--	--	--	--	--	--	5,250
Cancellation of stock subscription	--	--	(4,175,000)	(417)	(3,749,583)	--	--	3,750,000	--	--	--	--	--	--	--
Issuance of Preferred stock by SSWM as Collateral for letter of credit	--	--	--	--	--		--	--	--	--	--	--	(184,270)	--	(184,270)
Amount reclassed	--	--	--	--	--	--	--	--	--	--	68,000	--	--	--	68,000
Issuance of commitment shares and warrants By SSWM	--	--	--	--	--			--	--	--	--	(783,500)	--	--	(783,500)
Net loss	--	--	--	--	--			--	--	--	--	--	--	(4,041,046)	(4,041,046)
Balance at September 30, 2004	70,569	$7,057	143,859,331	$14,387	$21,250,703	$--	$(117,400)	$(65,000)	$(35,588)	$--	$--	$(783,500)	$(655,810)	$(24,838,683)	$(5,223,834)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Options and	Treasury	Stock Sub-		Discount on Preferred	Deferred Employee Stock Option	Deferred Equity Issuance	Deferred	Accumu- lated
	Shares	Amount	Shares	Amount	Capital	Warrants	Stock	scription	Dividends	Stock	Plan	Cost	Financing	Deficit	Total

Balance at September 30, 2004	70,569	$7,057	143,859,331	$14,387	$21,250,703	--	$(117,400)	$(65,000)	$(35,588)	$--	$--	$(783,500)	$(655,810)	$(24,838,683)	$(5,223,834)
Adjustment from previous period	29

Restricted stock for compensation to directors at .02 per share	--	--	375,000	38	7,462	--	--	--	--	--	--	--	--	--	7,500
Shares issued for employee bonus at .03 per share	--	--	600,000	60	17,940	--	--	--	--	--	--	--	--	--	18,000
Shares issued in exchange for cash	--	--	16,450,000	1,645	138,355	--	--	--	--	--	--	--	--	--	140,000
Shares issued to consultants for services	--	--	26,776,097	2,678	575,061	--	--	--	--	--	--	--	--	--	577,739
Shares issued to employee stock option plan	--	--	37,500,000	3,750	592,250	--	--	--	--	--	--	--	--	--	596,000
Common stock issued for payroll	--	--	5,817,845	581	65,530	--	--	--	--	--	--	--	--	--	66,111
Common stock issued for accrued vacation expense	--	--	13,287,908	1,328	118,262	--	--	--	--	--	--	--	--	--	119,590
Shares issued in settlement of accrued expenses	--	--	2,728,937	273	40,306	--	--	--	--	--	--	--	--	--	40,579
Shares issued to vendors for settlement of Accounts payable	--	--	6,026,240	602	86,881	--	--	--	--	--	--	--	--	--	87,483
Conversion of series II preferred stock to common	(250)	(25)	2,500	--	25	--	--	--	--	--	--	--	--	--	--
Conversion of series C preferred stock to common	(2,033)	(204)	203,250	20	184	--	--	--	--	--	--	--	--	--	--
Shares issued for Deferred equity issuance costs	--	--	--	--	(15,000)	--	--	--	--	--	--	15,000	--	--	--
Value of options for 1,400,000 commons shares issued for consulting expenses	--	--	--	--	120,574	--	--	--	--	--	--	--	--	--	120,574
Common stock issued by sub for stock subscription receivable	--	--	--	--	--	--	--	(5,000)	--	--	--	--	--	--	(5,000)
Cash received for stock subscription receivable	--	--	--	--	--	--	--	2,400	--	--	--	--	--	--	2,400
Net loss	--	--	--	--	--		--	--	--	--	--	--	--	(2,997,661)	(2,997,661)
Balance at September 30, 2005	68,315	$6,828	253,627,108	$25,362	$22,998,533	$--	$(117,400)	$(67,600)	$(35,588)	$--	$--	$(768,500)	$(655,810)	$(27,836,344)	$(6,450,519)

U.S. Microbics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended September 30, 2005 and 2004

	2005	2004
Cash flow from operating activities:
Net loss	$(2,997,661)	$(4,041,046)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	59,659	71,025
Minority interest	(470,847)	(960,144)
Impairment of investments	150,000	400,000
Common stock issued in exchange for consulting expenses	577,739	455,909
Common stock issued for payroll	66,112	--
Common stock issued for interest	--	5,250
Common stock issued for compensation and bonus	25,500	104,800
Common stock issued by subsidiaries for expenses	--	592,616
Common stock issued by subsidiaries for services	86,100	--
Common stock issued by subsidiaries for consulting expenses	175,025	--
Common stock issued by subsidiaries for payroll	40,770	--
Common stock issued by subsidiaries for finders fees	10,000
Stock options issued by subsidiaries in exchange for services	120,574

Conversion benefit amortized by subsidiary	72,792	328,333
Interest expense credited to notes payable	--	40,000

Preferred stock issued for services and expenses	--	9,720
Decrease (increase) in:
Accounts receivable	(168,732)	36,988
Proceeds from restricted cash	86,869	136,026
Cost & estimated profit in excess of billings	29,543	(55,800)
Prepaid expenses	76,991	--
Deposit and other assets	(188,529)	(6,025)
Increase (decrease) in:
Accounts payable and accrued liabilities	301,099	543,833
Net cash (used in) operating activities	(1,946,996)	(2,338,515)

Cash flow from investing activities:
Purchase of property and equipment	(24,411)	--
Proceeds from sale of property and equipment	--	--
Proceeds from sale of investments	--	--
Net cash (used in) investing activities	(24,411)	--

Cash flow from financing activities:
Net proceeds from notes payable	161,690	1,060,043
Issuance of common stock by subsidiary	610,940	--
Issuance of preferred stock by subsidiary	3,250
Proceeds from stock subscription receivable	2,400
Issuance of stock for deferred financing costs	--	--
Issuance of stock and stock options in private placements	140,000	560,804
Issuance of common stock under ESOP	596,000	586,196
Issuance of common stock under ESOP by subsidiary	526,926	144,750
Net cash provided by financing activities	2,041,206	2,351,793

Net increase in cash and cash equivalents	$69,799	$13,278
Cash and cash equivalents, beginning of period	$38,699	$25,421
Cash and cash equivalents, end of period	$108,498	$38,699

See accompanying notes to consolidated financial statements

Supplemental disclosure of cash flow information:	2005		2004

Cash paid for income taxes	$--		$--
Cash paid for interest	$--		$10,000
Conversion of preferred stock to common stock	$229
Settlement of accrued expenses through issuance of stock	$40,579		$28,500
Issuance of preferred stock for services	$--		$9,720
Common stock issuance by SSWM for finders fee	$10,000
Common stock issued in exchange for services rendered	$577,739		$406,582
Common stock issued for compensation	$25,500		$104,800
Common stock issued for settlement of accounts payable	$87,483		$239,303
Common stock issued for accrued vacation pay	$119,591	$
Common stock issued for accrued payroll	$66,112		$28,500
Common stock issued by SSWM for interest	$59,583		$5,250
Consulting fees paid by related parties' stocks	$--		--
Conversion of preferred stock to common stock	$--		--
Preferred issued as collateral for Letter of Credit	$--		$305,000
Notes payable settled by issuance of common by SSWM	$219,999		$1,045,745
Deferred financing cost incurred by SSWM through issuance of common stock	$--		$184,270
Accounts payable settled by SSWM through issuance of shares of common	$161,481		$226,851
Common stock issued to acquire investments for lease	$--		$400,000
Issuance of commitment shares and warrants by SSWM	$--		$783,500
Stock options issued in exchange for services by SSWM	$120,574
Common issued by subsidiary for services	$175,024
Common stock issued by subsidiary to employees for services	$126,870		--
Common stock issued by subsidiary for deposit	$10,000		--
Preferred issued by subsidiary for services	$2,000		$--
Preferred issued by subsidiary in settlement of accrued expenses	$30,250		--

See accompanying notes to consolidated financial statements

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note A - Summary of Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

U.S. Microbics was incorporated in the State of Colorado on December 7, 1984 under the name "Venture Funding Corporation" and has been engaged in a variety of operations since inception. U.S. Microbics is primarily engaged in two business operations: 1) a financial services division that assists in the financing and development of companies desiring to go public and 2) a holding company that facilitates and develops the deployment of environmental technologies

The Company has six wholly-owned (directly and indirectly) subsidiaries and those companies are Xyclonyx, West Coast Fermentation Center, Bio-Con Microbes, World Wide Water, Inc., Natural Gas Industries, Inc. and USM Resources Development. Additionally, the Company has three majority-owned subsidiaries: Sol Tech Corporation (also known as Wasteline Performance Corporation), USM Capital Group, Inc. and Sub-Surface Waste Management of Delaware, Inc. ("SSWM").

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

USM CAPITAL Group, Inc. is the financial services division that assists in the financing and development of the five US Microbics companies and additional equity holdings primarily in environmental industry companies desiring to go public. USM Capital provides management consulting, administrative services and investor relations services to its clients.

The Company's mission, through its majority owned subsidiaries and portfolio companies and financial support services, is to build shareholder value through the successful development of environmental companies and deployment of environmental technologies.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, and money market accounts readily convertible into cash and purchased with original maturities of three months or less.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note A - Summary of Accounting Policies

Accounts Receivable

Accounts receivable is reported at its fair value and, in the opinion of management, is collectible and no allowance for doubtful accounts was necessary at September 30, 2005 and 2004.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance, and repairs are charged to expenses as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purpose. The estimated useful lives for significant property and equipment categories are as follows:

Computer Equipment	5 years
Machinery and equipment	7 years
Vehicles	5 years

Long Lived Assets

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and product development costs of $0 and $0 for the years ended September 30, 2005 and 2004.

Investments

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note A - Summary of Accounting Policies

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.

Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2005 and 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

The asset , “Cost and estimated profit in excess of billings” represents revenue recognized in excess of amounts billed.

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

Advertising

Advertising and sales promotion costs are expensed as incurred. Advertising expense was not material to the consolidated statement of operations for the years ended September 30, 2005 and 2004.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $2,997,661 and $4,041,046 during the years ended September 30, 2005 and 2004, respectively. The Company's current liabilities exceeded its current assets by $1,381,177 and $1,609,690 as of September 30, 2005 and 2004, respectively.

Concentrations of Credit Risk

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and it legal counsel assesses such contingent liabilities and such assessments inherently involves an exercise of judgments. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may results in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note A - Summary of Accounting Policies

Stock Based Compensation

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):

	For the years ended September 30,
	2005	2004

Net loss - as reported	$(2,997,661)	$(4,041,046)
Add: Total stock based employee compensation expense as reported
under intrinsic value method (APB. No. 25)	--	--
Deduct: Total stock based employee compensation expense as
reported under fair value based method (SFAS No. 123)	--	(180,000)
Net loss - Pro Forma	$(2,997,661)	$(4,221,046)

Net loss attributable to common stockholders - Pro forma	$(2,997,661)	$(4,221,046)
Basic (and assuming dilution) loss per share - as reported	$(0.017)	$(0.03)
Basic (and assuming dilution) loss per share - Pro forma	$(0.017)	$(0.03)

Comprehensive Income

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

Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment. (See Note N)

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note A - Summary of Accounting Policies

New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NOTE B - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLING SSWM

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated project expenses and fees which have not been invoiced to customers as of the date of the consolidated balance sheet. These amounts are stated at estimated realizable value and aggregated $188,174 and $217,717 at September 30, 2005 and 2004.

The details of cost of estimated earnings in excess of billing are as follows:

	SEPTEMBER 30,
	2005	2004
Cost incurred on contracts and estimated earnings to date	$784,354	$707,147
Less: Cumulative billing	596,180	489,430
Cost and estimated earnings in excess of billing	$188,174	$217,717

Note C - Restricted Cash

As of September 30, 2005, restricted cash consists of one certificate of deposit $34,942 and accrued interest, which totals $35,573. The certificate of deposit is pledged as collateral on letter of a credit (see Note M) issued to the State of South Carolina in lieu of performance bonds on a remediation project for McGill's Store.

As of September 30, 2004, restricted cash consists of two certificate of deposits. One certificate of deposit was issued by Community National Bank is for $87,500 and served as collateral for a letter of credit issued to the State of South Carolina, on the Off Ramp #83 job in the amount of $175,000. The letter of credit is dated May 22, 2004 and expired on June 22, 2005.

The second certificate of deposit issued by Bank of America is for $34,942, and earns interest at the rate of 2.0% per annum, and serves as collateral for a letter of credit issued to the State of South Carolina, on the McGill's Store job in the amount of $67,567. The letter of credit is dated September 12, 2005 and expires on September 18, 2006. The certificate of deposit will be released as collateral for the letter of credit when the McGill's Store job project is completed, which is expected to occur prior to the expiration of the letter of credit on September 18, 2006. If necessary, the letter of credit could be extended if additional time is required to complete the job.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note D - Property And Equipment

	2005	2004
Property and equipment consisted of the following:
Office Furniture and Equipment	$252,945	$257,996
Leasehold Improvement	58,476	14,376
Production Equipment	147,788	162,426
	459,209	434,798
Less: Accumulated Depreciation	(314,056)	(254,397)
	$145,153	$180,401

Depreciation expense for the years ended September 30, 2005 and 2004 was $59,659 and $45,692, respectively.

Note E- Deposits

Deposits at September 30, 2005 and 2004 consisted of security deposits on the Company's building leases, a utility company deposit, and Workers Compensation .

Note F- Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	2005	2004
Accounts payable	$507,944	$681,847
Accrued expenses:
Interest	51,498	88,434
Salaries, wages, vacation and related taxes	842,831	773,220
Others	127,695	184,335
	$1,529,968	$1,727,836

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note G - Notes Payable to Related Parties

Notes payable to related parties at September 30, 2005 and 2004 consists of the following:
	2005	2004

Note payable to an entity controlled by the Chief Executive Officer; interest is charged at 10% per annum; unsecured and due in April 2005. The Company is in default under this note agreement.	$18,000	$38,010

Note payable to Chief Executive Officer; interest is charged at 10% per annum; unsecured and payable in June 2005. The Company is in default under this note agreement.	1,700	--

Convertible note payable, interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in September 2003; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The Conversion feature terminated in May, 2003.	--	60,000

Convertible note payable , interest at 10% per annum, secured by third party collateral provided by an officer of the Company and due in September 2003; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $.50 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a ten day moving average closing price over a ten (10) day period. The Conversion feature terminated in May, 2003.	--	45,000

Convertible note payable, interest at 10% per annum and due in January 2003. The note holder has the option to convert unpaid note principal together with Accrued and unpaid interest to the Company's restricted common stock at $0.05 per share. The Company is in default under this note agreement.	15,000	15,000

Fusion Capital Note Payable (terms described below)	200,000	200,000

Debt discount - beneficial conversion feature, net of accumulated Amortization of $26,667 and $13,333 as of September 30, 2005 and 2004, respectively		(26,667)

Debt discount - value attributable to warrants issued with Note, net of accumulated amortization of $46,125 and $21,375 as of September 30, 2005 and 2004, respectively.		(46,125)

Notes payable (2) of $ 50,000 and $ 50,000: interest is charged at 20% per annum; unsecured and is payable February 2, 2004 and February 3, 2004 respectively.	--	100,000

Notes payable (2) of $8,150 and $8,500 to the Chief Operating Officer of U.S. Microbics, Inc.: interest is charged at 12% per annum; unsecured and is payable March 8, 2005 and April 17, 2005 respectively. The company is in default under the terns of this agreement.	1,150	1,150

Notes payable - short term loan at 35% per annum; unsecured; and repayable in weekly installments of $5,000 per week, including principal and interest. Final payment due 02-17-06.	80,000	--

Fusion Capital Advance - See note below	85,000	--

Total	400,850	386,368
Less: current portion	400,850	386,368
	$00	$00

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note G - Notes Payable to Related Parties (continued)

During August 2004, Sub Surface Waste Management of Delaware, Inc. (“SSWM”) received gross proceeds of $650,000 for a twelve month convertible note payable bearing 10% interest rate. The note was convertible into common stock of the company at $0.15 per share.

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

Fusion Capital Note

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

Sub Surface Waste Management amortized $26,667 and $13,333 for the year ended 2005 and 2004 of the Discount associated with the beneficial conversion feature to interest expense.

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

Fusion Capital Advance

During the year ended September 30, 2005, Fusion Capital Fund II, LLC ("Fusion") made an advance to the Company of $100,000 on the $6,000,000 equity line. Simultaneously, the Company issued Fusion 64,655 shares of common stock as a partial repayment of the advance. The shares were valued at approximately $0.232 per share or a total value of $15,000. As of September 30, 2005 the Company owes Fusion $85,000 regarding the equity line advance. The advance is non-interest bearing and can be repaid by further issuances of stock to Fusion under the equity line. As of November 28, 2005, the company would have to issue approximately shares of 944,000 common stock to repay the advance.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note H - Deficiency in Stockholders' Equity

Preferred Stock

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

The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of September 30, 2005, there were 5,875 shares of Series II preferred stock, 5,272 shares of Series B preferred stock, 13,838 shares of Series C preferred stock, 43,330 shares of Series D preferred stock, and -0- shares of Series E preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 5,801,917 shares of common stock.

As of September 30, 2004, there were 6,125 shares of Series II preferred stock, 5,272 shares of Series B preferred stock, 15,871 shares of Series C preferred stock, 43,300 shares of Series D preferred stock, and -0- shares of Series E preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 5,921,519 shares of common stock.

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note H - Deficiency in Stockholders' Equity (continued)

Preferred Stock (Continued)

Preferred stock transactions during the year ended September 30, 2004:

During November 2004, the Company issued 3,000 shares of Series D preferred stock for compensation for providing a Letter of Credit for a South Carolina job.

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

During March 2004, the Company converted 50 shares of Series C preferred stock to 5,000 shares of common stock.

During April 2004, the Company converted 250 shares of Series B preferred stock to 1,250 shares of common stock.

During June 2004, the Company converted 2,375 shares of Series B preferred stock to 23,750 shares of common stock and then reverse split at 20 to 1 to1,188 shares of common stock.

Preferred stock transactions during the year ended September 30, 2005:

During January 2005, the Company converted 1,732.5 shares of Series C preferred stock to 173,250 shares of common stock.

During February 2005, the Company converted 250 shares of Series II preferred stock to 2,500 shares of common stock.

During September 2005, the Company converted 300 shares of Series C preferred stock to 30,000 shares of common stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of September 30, 2005 and 2004, the Company has issued and has outstanding 253,627,108 and 143,859,331 shares of common stock, respectively. All valuations of common stock issued for services were based the fair value of the services received which did not differ materially from the value of the stock issued

Common stock transactions during the year ended September 30, 2004:

For the year ended September 30, 2004, the Company issued an aggregate of 10,987,192 shares of common stock to consultants in exchange for a total of $455,908 of services and expenses rendered. These shares were valued at a weighted average of $0.041 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note H - Deficiency in Stockholders' Equity (continued)

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

For the year ended September 30, 2004, the Company issued an aggregate of 250,000 shares of common stock to settle interest due on a notes payable for a total of $5,250. These shares were valued at a weighted average of $0.021 per share.

For the year ended September 30, 2004, the Company cancelled 4,175,000 shares of common stock previously issued to investors in connection with a cancellation of stock subscription note of $3,750,000.

Common stock transactions during the year ended September 30, 2005:

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of September 30, 2005, the Company has issued and outstanding 253,627,108 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

During the year ended September 30, 2005, the Company issued an aggregate of 26,776,097 shares of common stock as compensation to consultants in exchange for a total of $577,739 of services and expenses incurred. These shares were valued at a weighted average of $0.022 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the year ended September 30, 2005, the Company issued an aggregate of 37,500,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. The combined cost and proceeds of the Employee Stock Option Plan is $596,000.

During the year ended September 30, 2005, the Company issued an aggregate of 600,000 shares of common stock to employees for a total of $18,000 of services rendered. These shares were valued at a weighted average of $0.03 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued

During the year ended September 30, 2005, the Company issued an aggregate of 375,000 shares of common stock to directors for a total of $7,500 of services rendered. These shares were valued at a weighted average of $0.02 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued

During the year ended September 30, 2005, the Company issued an aggregate of 6,026,240 shares of restricted common stock for a total of $87,483 of to settle accounts payable. These shares were valued at a weighted average of $0.0145 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2005, the Company issued an aggregate of 5,817,845 shares of common stock to employees in exchange for a total of $66,112 for accrued payroll expenses. These shares were valued at a weighted average of $0.011 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the year ended September 30, 2005, the Company issued an aggregate of 2,728,937 shares of common stock in exchange for accrued expenses for a total of $40,579 of services rendered. These shares were valued at a weighted average of $0.015 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note H - Deficiency in Stockholders' Equity (continued)

During the year ended September 30, 2005, the Company issued an aggregate of 16,450,000 shares of restricted common stock in exchange for $140,000. These shares were valued at a weighted average of $0.008 per share.

For the year ended September 30, 2005, the Company issued an aggregate of 13,287,908 shares of common stock to employees in exchange for a total of $119,591 of accrued vacation expenses. These shares were valued at a weighted average of $0.009 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

Treasury Stock

Treasury stock consists of 1,000 shares of Series C preferred stock and 700 shares of common stock that were returned to the Company upon the expiration of two stock subscription notes receivable during the year ended September 30, 2001.

Stock Options and Warrants

The Company issued options and warrants during the years ended September 30, 2005 and 2004 for consulting services, employee bonuses, fees in connection with obtaining financing, and various other services. The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2005 and 2004, respectively:

September 30, 2005:

	Options and			Options and

			Weighted		Weighted
Range of		Weighted Average	Average		Average
Exercise	Number	Remaining Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.03	6,000,000	3.76	$0.03	6,000,000	$0.03
0.10	600,000.76		0.10	600,000	0.10
0.60 - 0.89	87,917.61		0.65	87,917	0.65

	6,687,917	3.45	$0.05	6,687,917	$0.05

September 30, 2004:

	Options and			Options and

			Weighted		Weighted
Range of		Weighted Average	Average		Average
Exercise	Number	Remaining Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.03	6,000,000	4.76	$0.03	6,000,000	$0.03
0.09 - 0.59	1,469,906	1.76	0.15	1,469,906	0.15
0.60 - 0.89	87,917	1.61	0.65	87,917	0.65

	7,557,823	4.14	$0.06	7,557,823	$0.06

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note H - Deficiency in Stockholders' Equity (continued)

Stock Options (Continued)

Transactions involving options and warrants issuance are summarized as follows:

		Weighted Average
	Shares	Exercise Price

Balance, September 30, 2003	1,757,823	$0.45
Granted	6,000,000.03
Exercised	--	--
Expired/Canceled	(200,000)	2.5
Balance, September 30, 2004	7,557,823	0.06
Granted
Exercised	869,906.62
Expired/Canceled	--	--
Balance, September 30, 2005	6,687,917	$.05

The weighted-average fair value of stock options granted to employees and consultants during the years ended September 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2005	2004
Weighted average grant date fair value per share:	$0.00	$0.03
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	--%	1.03%
Expected stock price volatility	--%	195%
Expected dividend payout	--	--
Expected option/warrant life-years (a)	--	5.00
(a) The expected option/warrant life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been and $(2,997,661) and $(0.017) in 2005 and $(4,221,046) and $(0.03) in 2004, respectively.

Note I - Minority Interest

For the year ended September 30, 2003, the Company’s majority-owned subsidiary, USM Capital Group, Inc., issued 240,000 shares of common stock to private investors at $0.50 per share for total proceeds of $120,000. This transaction resulted in a minority interest of $120,000, increasing the minority interest from 22% to 37%, which reflects the original investment by the minority shareholders of USM Capital Group, Inc. As of September 30, 2005 and 2004, the minority shareholders' share of the loss of USM Capital Group, Inc. was $(39,620) and $(154,415), respectively. As of September 30, 2005 and 2004, the minority interest was $422,609 and $382,989, respectively.

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note I - Minority Interest (continued)

For the year ended September 30, 2005, Sub Surface Waste Management of Delaware recorded the following transactions:

Preferred stock transactions during the year ended September 30, 2005:

During the year ended September 30, 2005 the Company issued an aggregate of 121,000 shares of Preferred Series A to employees upon exercise of stock options. The proceeds for exercise of stock option was used to settle accrued expenses for a total of $30,250. These shares were valued at a weighted average of $0.25 per share.

During the year ended September 30, 2005 the Company converted 56,000 shares of Preferred Series A shares into 280,000 shares of common stock.

During the year ended September 30, 2005 the Company issued 20,000,000 shares of Preferred Series S shares to the Parent company, U.S. Microbics in settlement of $ 20,000 due to affiliate.

During the year ended September 30, 2005 the Company issued 5,000 shares of Preferred Series A to an employee upon exercise of stock option and receipt of $1,250. These shares were valued at $0.25 per share.

During the year ended September 30, 2005 the Company issued 8,000 shares of Preferred Series A to a consultant upon exercise of stock option. Proceed for exercise of stock option was settled for exchange for services for $2,000. These services were valued at $0.25 per share.

Common stock transactions during the year ended September 30, 2005:

During the year ended September 30, 2005 the Company issued 12,657,623 shares of restricted common stock in exchange for $610,940, net of finance costs of $19,375.

For the year ended September 30, 2005, the Company issued an aggregate of 375,000 shares of common stock in settlement of a finders fee for a for a total of $10,000. These shares were valued at a weighted average of approximately $0.03 per share.

For the year ended September 30, 2005, the Company issued an aggregate of 4,654,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses.

Net proceeds to the company were $ 447,888. The company incurred expenses of $79,039.

For the year ended September 30, 2005, the Company issued an aggregate of 246,000 shares of common stock to employees in exchange for a total of $86,100 of services rendered. These shares were valued at a weighted average of $0.35 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2005, the Company issued an aggregate of 509,615 shares of common stock to employees in exchange for a total of $40,770 of services rendered. These shares were valued at a weighted average of $0.08 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2005, the Company issued an aggregate of 1,090,429 shares of common stock to settle accounts payable outstanding balance for a total of $161,481. These shares were valued at a weighted average of approximately $0.15 per share.

During the year ended September 30, 2005, the Company issued an aggregate of 1,371,032 shares of common stock to consultants exchange for a total of $175,025 for services and expenses rendered. These shares were valued at a weighted average of approximately $0.13 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

For the year ended September 30, 2005, the Company issued an aggregate of 4,903,498 shares of common stock to settle notes payable and accrued interest for a total of $279,583. These shares were valued at a weighted average of approximately $0.06 per share.

For the year ended September 30, 2005, the Company issued an aggregate of 781,700 shares of restricted common stock to an affiliate to satisfy a balance due to affiliate for a total of $46,900. These shares were valued at a weighted average of $0.06 per share.

For the year ended September 30, 2005, the Company issued 83,334 shares of restricted common stock valued at $10,000. The Company reported an increase in deposits in regards to this transaction.

During the year ended September 30, 2005 the Company received a $100,000 advance on future stock sales from Fusion Capital. The company issued 64,655 shares of common stock associated with this advance. The transactions were valued at .232 per share. The remaining balance of the advance is $85,000 as of September 30, 2005.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $30,767,000 which expire through 2023. The deferred tax asset related to the carry-forward is approximately $8,200,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will be realized. Significant changes in ownership may limit the Company's future use of its existing net operating losses.

Components of deferred tax assets as of September 30, 2005 are as follows:

Non Current:

Net operating loss carry-forward	$6,925,000

Valuation allowance	(6,925,000)
Net deferred tax asset	$--

Note K - Losses Per Common Share

The following table presents the computation of basic and diluted loss per share:

	2005	2004
Net loss available for common shareholders	$(2,997,661)	$(4,041,046)
Basic and fully diluted loss per share	(0.017)	(0.031)
Weighted average common shares outstanding	173,078,669	128,711,681

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note L - Related Party Transactions

Notes Payable to Related Parties

The Company's officers and entities controlled by the Company's officers have advanced the Company funds during the years ended September 30, 2005 and 2004 for working capital purposes. The net amount of advances due the related parties at September 30, 2005 and 2004 were $400,850 and $386,368, respectively (see Note G).

Note M - Commitments and Contingencies

Employment agreements

The Company has an employment agreements with the CEO of the Company. In addition to salary and benefit provisions, the agreements generally include defined commitments should the employer terminate the employment with or without cause.

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note M - Commitments and Contingencies (continued)

Capital Stock Exchange Agreements

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

Pursuant to the terms of the Capital Stock Exchange Agreement, which was completed on December 20,2004, CCC issued 10,744,000 shares of its common stock in exchange for 10,744,000 shares or 100% of the outstanding common stock of SSWM. At the completion of the Agreement, SSWM became a wholly-owned subsidiary of CCC.In connection with the Capital Stock Exchange Agreement, Covingham Capital Corp. amended its articles of incorporation to change its name to Sub Surface Waste Management of Delaware, Inc.

Letters of credit

The Company is obligated under various letters of credit in connection with the issuance of bonds guarantying specific performance under certain remediation contracts. The letters of credit, which aggregate approximately $655,810 are secured by Company assets (see Note C) and third party collateral.

Building Leases

During the year ended September 30, 1998, the Company began leasing office and warehouse space under an operating lease expiring on August 31, 2004. The Company extended the lease for five more years to October 31, 2008. Minimum future rental payments under the surviving lease for the fiscal years 2005 and beyond are as follows:

Annual Rent Expense
2006	158,859
2007	162,755
2008	166,768
2009	14,183
Total minimum rental payments	$502,565

Rent expense totaled $171,306 and $149,793, respectively, during the years ended September 30, 2005 and 2004.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note N - Segment Information

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2005 and 2004, the Company operated in the following two reportable segments:

USM Capital is the financial services division of U.S. Microbics and provides an array of financial services for private and publicly traded companies.

The services includes:

•	Management services and planning
•	Becoming a publicly reporting company
•	Becoming a publicly trading company
•	Capital financing
•	Aftermarket support
•	Investor Relations
•	Corporate governance
•	Administrative services
•	CEO Training

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

Note N - Segment Information (continued)

The following table summarizes segment asset and operating balances by reportable segment.

	2005	2004
Net Sales to External Customers:
Consulting and Financial Services	$100,000	$185,300
Engineering Services	1,099,334	234,018
Corporate	--	--

Total Sales to External Customers	$1,199,334	$419,318

Depreciation and Amortization:
Consulting and Financial Services	$--	$--
Engineering Services	13,233	5,098
Corporate	46,426	40,594
Total Depreciation and Amortization	$59,659	$45,692

General and Administrative Expense:
Consulting and Financial Services	$10,461	$1,146
Engineering Services	1,762,396	3,104,724
Corporate	1,934,569	1,831,779
Total General and Administrative Expense	$3,707,426	$4,937,649

Capital Expenditures:
Consulting and Financial Services	$--	$--
Engineering Services	52,647	--
Corporate	(28,236)	--
Total Capital Expenditures	$24,411	$--

Operating Income (Losses):
Consulting and Financial Services	$89,539	$184,154
Engineering Services	(1,488,537)	(3,149,035)
Corporate	(1,938,322)	(1,877,591)
Total Segment Operating Losses	$(3,337,320)	$(4,842,472)

Segment Assets:
Consulting and Financial Services	$202	$7,350
Engineering Services	550,898	500,830
Corporate	216,067	200,579
Total Segment Assets	$767,167	$708,759

One of the Company’s reportable business segments is operated in two geographic locations.

Those geographic locations are:

* United States
* Mexico

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2005	2004
NET SALES TO EXTERNAL CUSTOMERS:
United States	$127,915	$234,018
Mexico	971,419
TOTAL SALES TO EXTERNAL CUSTOMERS	$1,099,334	$234,018

ASSETS:
United States	$723,067	$708,759
Mexico	44,100	--
TOTAL ASSETS	$767,167	$708,759

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2005 and 2004

NOTE O - ECONOMIC DEPENDENCY

Company has one major customer. For the year ended September 30, 2005, sales to this customer amounts to $971,419, and consists of 81% of total sales.

Company has one major supplier. For the year ended September 30, 2005, purchases from this vendor totaled $ 436,148 and consists of 57% of total purchases.

Note P - Going Concern

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended September 30, 2005, the Company incurred losses from operations of $2,997,661 and has a working capital deficit of $1,381,177. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On January 17, 2004, upon recommendation of its Board of Directors, the Company dismissed its certifying accountant, Singer Lewak . Singer Lewak did not issue a report on the Company's financial statements for the two years ended September 30, 2002 and 2001. The decision to change its certifying accountant was approved by the Company's Board of Directors. From March 20, 2002, the date the Company engaged Singer Lewak as its certifying accountant, through January 17, 2004 the Company has not had any disagreements with Singer Lewak on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Russell, Bedford, Stefanou, Mirchandani LLP (" Russell Bedford Stefanou Mirchandani") as its certifying accountant as of January 20, 2004 for the Company's year ending September 30, 2002. The Company had not consulted Russell Bedford Stefanou Mirchandani previously.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President, and ~~our~~ Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President, and CFO believe:

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

ITEM 8B.  OTHER INFORMATION

The Company had no information that it was required to disclose in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company and their ages at December 31, 2005 are as follows:

Name	Age	Position
Robert C. Brehm	57	President, Chief Executive Officer, Chairman of the Board
Mery C. Robinson	52	Director
Conrad Nagel	64	Chief Financial Officer
Bruce Beattie	51	Director, President, Sub Surface Waste Management, Inc.
Behzad Mirzayi	50	Director, Vice President and Chief Engineer of Sub Surface Waste Management, Inc.
Robert Key	59	Director
Mark A. Holmstedt	46	Director

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

Mery C. Robinson has served as a Director since September 1997. Ms. Robinson is the founder of XyclonyX and has served as its President and Chief Executive Officer since August 1997. Ms. Robinson was the President of Sub-Surface Waste Management from 1992 to 1995 and President of Omega Resources Management from 1995 to 1997. From 1986 to 1992, she served as the Vice President of Finance and Administration of Westside Telephone Systems in Santa Monica, California, a telephone interconnect service and equipment sales company. Ms. Robinson has held various other positions in operating and starting up high-tech engineering and biotech companies. She received her BS in Journalism from California Polytechnic State University, San Luis Obispo, a Masters of Science in Environmental Science/Engineering from California State University, Dominguez Hills, and has and has attended the NFWBO-sponsored/Wharton Graduate School of Business/Entrepreneurial Mini-MBA program.

Roger K. Knight has served as a Director since February 1990 and the Company's Vice President-Business Development since July 1997. Mr. Knight has significant experience in identifying business candidates for acquisitions, and served as the Company's President from January 1995 through October 1996. Mr. Knight retired from the U.S. Navy as a Captain in July 1965, and has been involved in retail operations since the mid-1970s. Subsequent to September 30, 2005 Mr. Knight passed away. His board position has not been filled.

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

Bruce Beattie has over 23 years experience in the environmental service industry with expertise in business development, operations and project management. His career spans the introduction of breakthrough treatment technology for the sub surface remediation of chlorinated solvents, executive level profit center turn-around management and was a pioneer in the development of "Brownfield" redevelopment solutions for two nationally recognized environmental firms. Mr. Beattie became President of Sub Surface Waste Management, Incl, in August of 2000.

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

Mark A. Holmstedt has 23 years of public finance experience covering a variety of specialty areas. Mr. Holmstedt began his investment banking tenure with Blyth Eastman Dillon & Co. (now Paine Webber) and was the director in charge of Bear Stearns Public Finance department in Los Angeles prior to becoming a principal of Westhoff, Cone & Holmstedt. He has a particular expertise in project financings and land secured transactions that involve the sale of securities through the use of an assessment district, redevelopment agency, community facilities district or combination thereof. Mr. Holmstedt graduates with honors in Business Management and Finance from the University of California, Davis. Mr. Holmstedt has been a Director since April, of 2002.

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

In September of 2005, we reviewed the holdings of our officers and directors to determine if any purchase, sales or transfers were made throughout the year that may not have been disclosed properly on a Form 4. Any such sales were subsequently properly disclosed on Form 5.

Audit Committee

We do not currently have a separately designated Audit Committee. Our entire Board of Directors functions as the Company's Audit Committee. No individual on our Board of Directors possesses all of the attributes of an audit committee financial expert and no one on our Board of Directors is deemed to be an audit committee financial expert. In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. We rely on the assistance of others, such as our accountant, to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

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

Pursuant to the terms of the Capital Stock Exchange Agreement that was completed on December 20, 2002, CCC issued 10,744,000 shares of its common stock in exchange for 10,744,000 shares or 100% of the outstanding common stock of SSWM. At the completion of the Agreement, SSWM became a wholly-owned subsidiary of CCC.

In connection with the Exchange Agreement, Covingham Capital Corp., amended its articles of incorporation to change its name to Sub Surface Waste Management of Delaware, Inc. In January~~,~~ 2004, Sub Surface Waste Management of Delaware, Inc., filed an application with the National Association of Securities Dealers (NASD) for its stock to become publicly traded on the over-the-counter bulletin board. On August 19, 2004, the NASD approved the application and shortly thereafter Sub Surface Waste Management of Delaware commenced trading on the Over the Counter Bulletin Board under the symbol, "SSWM."

Code of Ethics

The Company adopted a Code of Business Conduct and Ethics as of December 31, 2004, which applies all employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Other Financial Transactions

Spin-off Distribution of Capital Group Holdings Corporation

On October 3, 2002, Capital Group Holdings Corp., (CGHC) filed a registration statement with the Securities and Exchange Commission to register the common shares of CGHC to be distributed to BUGS shareholders.

In the registration statement, 2,175,028 shares of CGHC will be spun off to BUGS shareholders. The list of spin-off shareholders shown in the registration statement only includes shareholders whose stock is held in certificate form. BUGS shareholders with stock in a brokerage account were not shown. On June 16, 2004, the CGHC was merged into Global Links Corp (OTCBB: GLBB) and took over operational control of GBLL. The stock held for spin-off shareholders in CGHC was exchanged for stock in GBLL and is planned for distribution upon registration.

Spin-off Distribution of Majestic Safe-T-Products, Ltd. (MSPL)

On November 12, 2002, Majestic Safe-T-Products, Ltd. (MSPL) has filed a registration statement with the Securities and Exchange Commission to register the common shares of MSPL to be distributed to BUGS shareholders. In the registration statement, 5,884,149 shares of MSPL will be spun off to BUGS shareholders. The list of spin-off shareholders shown in the registration statement only includes shareholders whose stock is held in certificate form. BUGS shareholders with stock in a brokerage account are not shown; however, MSPL shares will be distributed to their accounts if they were BUGS shareholders as of August 30, 2002. Distribution of the shares will take place following the effective date of the registration. BUGS shareholders of record will receive 1 share of MSPL for each 8 common shares of BUGS held. No fractional shares will be issued.

Spin-off Distribution of Commerce Development Corporation

On October 18, 2002, U.S. Microbics, Inc., announced that Commerce Development Corporation (CDC) will distribute spin-off stock to U.S. Microbics' common stock shareholders of record as of October 28, 2002. The stock distribution will consist of common shares of Commerce Development Corporation (CDC) issued at the rate of one common share of CDC for every 125 common shares of U.S. Microbics owned by a shareholder as of the record date.

All common shareholders of record date will receive 1 share of CDC for every 125 common shares of U.S. Microbics owned. Fractional dividend shares will not be issued and shareholders must own at least 125 common shares per certificate to be eligible for a dividend. Distribution of approximately 400,000 shares of CDC, will take place after the CDC S.E.C registration effective date.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the Named Executive Officers (as defined below) for the last three fiscal years indicated below. The named executive officers (the "Named Executive Officers") are the Company's Chief Executive Officer, regardless of compensation level, and the other executive officers of the Company who each received in excess of $100,000 in total annual salary. Compensation is shown in the following table:

		Annual Compensation		Long-Term Compensation
				Securities	Awards
Name and Principal			Restricted Stock	Underlying	Other Annual	All Other
Position	Fiscal Year	Salary ($)	Awards ($)	Options/SARs (#)	Compensation	Compensation
Robert C. Brehm (1)	2005	362,460
President	2004	318,000
	2003	318,000		--	--	--

Mery C. Robinson (2)	2005	23,000
Chief Operating	2004	318,000
Officer	2003	318,000		--	--	--

Conrad Nagel (3, 5)	2005	155,000
Chief Financial	2004	143,000
Officer	2003	143,000

Bruce Beattie (4, 6)	2005	196,445
President of Sub	2004	178,843
Surface Waste	2003	143,643
Management, Inc.

Behzad, Mirzayi (5, 7)	2005	191,449
Vice President,	2004	178,793
and COO of Sub	2003	143,300
Surface Waste
Management, Inc

(1)	Mr. Brehm's employment with the Company commenced in July 1997.

(2)	Ms. Robinson's employment with the Company commenced in September 1997.

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

(5)	Mr. Nagel's employment with the Company commenced in August 1998.

(6)	Mr. Beattie's employment with Sub Surface Waste Management, Inc. commenced in August 2000.

(7)	Mr. Mirzayi's employment with Sub Surface Waste Management, Inc. commenced in September, 2002

Stock Option Grants

There were no grants of stock options to any Named Executive Officers during the fiscal year ended September 30, 2005.

Stock Option Exercises

 There were no exercises of stock options by any Named Executive Officers during the fiscal year ended September 30, 2005. Set forth below is information with respect to the fiscal year-end value of all unexercised stock options held by such persons.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

			Number of Unexercised Options Held at Fiscal Year-End 09/30/05		Value of Unexercised, In-The-Money Options at Fiscal Year-End ($)(2)
	Shares
	Acquired On	Value
Name	Exercise (#)	Realized ($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert C. Brehm	--	--	2,566,667	--	--	--
Mery C. Robinson	--	--	2,300,000	--	--	--
Conrad Nagel	--	--	700,000	--	--
Bruce Beattie	--	--	250,000	--	--
Behzad Mirzayi	--		250,000

(1)	Based on the closing price of $0.0 for the shares of Common Stock of the Company traded on the OTC Bulletin Board as of September 30, 2005
(2)	Closing market of a share of common stock on September 30, 2005 was $0.0.

The value of the unexercised options is determined by calculating the difference between the fair market value of the securities underlying the options at fiscal year end and the exercise price of the stock options.

Compensation of Directors

Members of the Board of Directors are not compensated for serving as directors of the Company.

Employment Agreements

Effective December 23, 2002, SSWM entered into an employment agreement with Bruce S. Beattie, its President and Chief Executive Officer. Mr. Beattie's employment agreement provides for a term of five years, at an initial annual base salary of $150,000, salary increases of $10,000 per annum for each of the first four years, and an increase of $20,000 for the fifth year, and discretionary incentive bonuses.

Effective December 23, 2002, SSWM entered into an employment agreement with Behzad Mirzayi, its Vice President and Chief Operating Officer. Mr. Mirzayi's employment agreement provides for a term of five years, at an initial annual base salary of $145,000, salary increases of $10,000 per annum for each of the first four years, and an increase of $20,000 for the fifth year, and discretionary incentive bonuses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 31, 2005, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 6451 El Camino Real, Suite C , Carlsbad, California 92009.

Name and Address of Beneficial Owner	Amount (1)	Percent
Robert C. Brehm	22,072,082 (2)	7.73%
President, Chief Executive Officer and
Chairman of the Board

Mery C. Robinson	7,553,297(3)	2.65%
Chief Operating Officer,
Secretary and Director

Conrad Nagel	3,894,190 (5)	1.37%
Chief Financial Officer

Robert Key	121,230 (6)	.04%
Director

Mark A. Holmstedt	1,649,950 (7)	0.58%
Director

Bruce Beattie	1,422,729 (8)	.50%
President,
SSWM Management

Bezhad Mirzay	1,064,237 (9)	.38%
Chief Executive Officer,
SSWM

All Officers and Directors
as a group	27,347,362 (10)	14.52%

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

(7)	Includes 100 shares of Series C Preferred Stock which is convertible into 10,000 shares of common.

(8)	Includes of 250,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 31, 2005.

(9)	Includes of 250,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company did not have any such reportable relationships or transactions during the last two years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Number Description

3.1	Articles of Incorporation, as amended

3.2	Bylaws, as amended

4	Reference is made to Exhibits 3.1 and 3.2

10.1(1)	Lease Agreement, dated as of July 14, 1998, by and among the Company and each of Ridgecrest Properties, R and B Properties and Hindry West Development

10.2(1)(2)	Employment Agreement, effective as of October 1, 1998, between Robert C. Brehm and the Registrant

10.3(1)(2)	Employment Agreement, effective as of October 1, 1998, between Mery C. Robinson and the Registrant

10.4(1)	Stock for Stock Acquisition Agreement, effective as of August 31, 1997, among XyclonyX, Mery C. Robinson and the Registrant

10.5(1)	Technology License Agreement, effective as of March 1, 1998, between XyclonyX and West Coast Fermentation Center

10.6(1)	Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Sub-Surface Waste Management, Inc.

10.7(1)	Technology License Agreement, effective as of August 21, 1997, among XyclonyX and Mery C. Robinson, Dominic J. Colasito and Alvin J. Smith

10.8(1)	Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Bio-Con Microbes, Inc.

10.9(1)	Technology License Agreement, effective as of March 1, 1998, between XyclonyX and Sol-Tech Corporation

10.10(3)	Product Line License Agreement effective May 24, 1999, between Sub-Surface Waste Management, Inc. and Builders Referral, Inc.

14.1(4)	Code of Business Conduct and Ethics

21(1)	Subsidiaries of the Registrant

*23.1	Consent of Independent Auditor.

*31.1	Certification of Chief Executive Officer/President Pursuant to Rule 13a-14(a) and 15d-14(a).

*31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 10-KSB filed on February 8, 1999.

(2)	Identifies a management contract or compensatory plan or arrangement of the Registrant.

(3)	Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 10-QSB filed on August 16, 1999.

(4)	Incorporated by reference to the similarly described exhibit included with the Registrant's Current Report on Form 10-KSB filed on March 17, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2005 and September 30, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		September 30, 2005	September 30, 2004

(i)	Audit Fees	$50,000	$100,488
(ii)	Audit Related Fees	18,000	--
(iii)	Tax Fees	10,000	--
(iv)	All Other Fees	5,000	--
	Total fees	$83,000	$100,488

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

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Sub Surface Waste Management of Delaware, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.~~.~~

All Other Fees. Consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2004 or 2003.

Pre-Approval Policies and Procedures. The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. MICROBICS, INC.

Date: February 28, 2006	By: /s/ Robert C. Brehm
Robert C. Brehm, President and
Chief Executive Officer

Dated: February 28, 2006	By: /s/ Conrad Nagel
Conrad Nagel
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated.

Name	Position	Date
/s/ Robert C. Brehm	Chief Executive Officer and Director	February 28, 2006
Robert B. Brehm

/s/ Conrad Nagel	Chief Financial Officer and Director	February 28, 2006
Conrad Nagel

/s/ Mery C. Robinson	Chief Operating Officer, Secretary and Director	February 28, 2006
Mery C. Robinson

/s/ Robert Key	Director	February 28, 2006
Robert Key

/s/ Mark Holmstedt	Director	February 28, 2006
Mark Holmstedt