Form 10QSB
period 2005-12-31
US MICROBICS INC
filed 2006-03-14
CIK 774454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common Stock, $0.0001 par value per share - 294,948,538 shares outstanding as of March 9, 2006.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                          U.S. MICROBICS, INC., AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED BALANCE SHEET

                                                                                                AS OF             AS OF
                                                                                             DECEMBER 31,      SEPTEMBER 30,
                                                                                                2005              2005
                                                                                             (UNAUDITED)        (AUDITED)
                                                                                            ------------       ------------
CURRENT ASSETS:
             Cash                                                                           $    176,813       $    108,498
             Restricted cash                                                                      35,746             35,573
             Accounts receivable                                                                   2,710            194,532
             Costs and estimated profit in excess of billings                                    198,515            188,174
             Prepaid expenses and other assets                                                    23,505             22,864
                                                                                            ------------       ------------
                Total current assets                                                             437,289            549,641

PROPERTY AND EQUIPMENT, NET
             Office equipment                                                                    253,664            252,945
             Manufacturing equipment                                                              58,476             58,476
             Production and transportation equipment                                             147,788            147,788
                                                                                            ------------       ------------
                                                                                                 459,928            459,209
             Less: accumulated depreciation                                                     (328,029)          (314,056)
                                                                                            ------------       ------------
                                                                                                 131,899            145,153

OTHER ASSETS                                                                                      75,639             72,373
                                                                                            ------------       ------------
                Total assets                                                                $    644,827       $    767,167
                                                                                            ============       ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
             Accounts payable and accrued expenses                                          $  1,587,711       $  1,529,968
             Notes payable, related parties                                                      254,150            400,850
             Deferred Revenue                                                                    180,540
                                                                                            ------------       ------------
                Total current liabilities                                                      2,022,401          1,930,818

                Total liabilities                                                              2,022,401          1,930,818


MINORITY INTEREST                                                                              5,608,294          5,286,868

DEFICIENCY IN STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
       Series II; authorized 500,000 shares; 5,875, and 5,875 issued and outstanding as of December 31, 2005 and September 30, 2005, respectively
          aggregate liquidation preference of $5,875                                                 588                588
       Series B; authorized 500,000 shares; 5,272 and 5,272 shares issued and outstanding as of December 31, 2005 and September 30, 2005 ; aggregate
          liquidation preference of $5,272                                                           527                527
       Series C; authorized 50,000 shares; 13,838 and 13,838 issued and outstanding as of  December 31, 2005 and September 30, 2005 ; aggregate
          liquidation preference of $1,383,800                                                     1,383              1,383
       Series D; authorized 50,000 shares; 43,330 and 43,330 shares issued and outstanding as of December 31, 2005 and September 30, 2005; no
          liquidation preference                                                                   4,330              4,330
       Series E; authorized 50,000 shares; -0- shares issued and outstanding as of December 31, 2005 and September 30, 2005,
          (aggregate liquidation preference of $-0-)
       Common stock; $.0001 par value; authorized 500,000,000 shares;
          284,593,472 and 253,627,108 shares issued and outstanding as of
           December 31, 2005 and September 30, 2005, respectively                                 28,459             25,362
       Additional paid-in capital                                                             23,568,094         22,998,533
       Dividend payable                                                                          (35,588)           (35,588)
       Treasury Stock, at cost                                                                  (117,400)          (117,400)
       Stock Subscriptions Receivables                                                          (388,208)           (67,600)
       Deferred Equity Issuance Costs                                                           (668,500)          (768,500)
       Deferred Financing Costs                                                                 (655,810)          (655,810)
       Accumulated deficit                                                                   (28,723,743)       (27,836,344)
                                                                                            ------------       ------------
             Total deficiency in stockholders' equity                                         (6,985,868)        (6,450,519)
             Total liabilities and deficiency in stockholders' equity                       $    644,827       $    767,167
                                                                                            ============       ============

                 SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.


                                                            2

                          U.S. MICROBICS, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                             For the Three
                                                       Months Ended December 31,
                                                   ---------------------------------
                                                        2005            2004
                                                   -------------       -------------
Revenues                                           $      64,716       $     164,081

Cost of revenues                                          83,760              51,280
                                                   -------------       -------------

Gross profit                                             (19,044)            112,801

Selling, general and administrative expenses             916,024             817,897
Depreciation and amortization                             13,972              13,902
                                                   -------------       -------------

Loss from operations                                    (949,040)           (718,998)

Other income (expense):
Interest income                                              238
Interest expense                                         (18,623)            (38,720)
Realized gain (loss) on sale of securities                30,525
Minority interest                                         49,501             143,183
                                                   -------------       -------------
                                                          61,641             104,463
                                                   -------------       -------------

Net Loss Before Income Taxes                            (887,399)           (614,535)

Income tax expenses                                           --                  --
                                                   -------------       -------------

Net loss                                           $    (887,399)      $    (614,535)
                                                   =============       =============

Net loss per common share (basic and diluted)      $       (0.00)      $       (0.00)


Weighted average common shares outstanding           261,053,017         147,263,251



SEE ACCOMPANYING FOOTNOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                            3

                                 U.S. MICROBICS, INC., AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                                                   For the Three
                                                                              Months Ended December 31,
                                                                              -------------------------
                                                                                2005             2004
                                                                              ---------       ---------

 Net Cash Used in Operating Activities                                        $(216,127)      $(500,714)
                                                                              ---------       ---------


 Net Cash Used in Investing Activities                                             (719)         (3,547)
                                                                              ---------       ---------


 Net Cash Provided by Financing Activities                                      285,161         589,223
                                                                              ---------       ---------

   Net Increase in Cash                                                          68,315          84,962

   Cash at Beginning of Period                                                  108,498          38,699
                                                                              ---------       ---------

         Cash at End of Period                                                $ 176,813       $ 123,661
                                                                              =========       =========

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued in exchange for services                                  $  75,000       $ 163,500
Common stock issued by subsidiary in exchange for services                    $   5,850       $  20,350
Common stock issued in exchange for compensation                              $      --       $   7,500
Convertible preferred stock issued for accrued compensation                   $      --       $  49,149
Common stock issued for accrued vacation pay                                  $   3,342       $      --
Common stock issued for accrued note payable interest                         $  15,000       $      --
Common stock issued in exchange for services by subsidiaries                  $      --       $  20,350
Common stock issued in exchange for compensation by subsidiaries              $      --       $  86,100
Employee stock options charged to operations                                  $ 108,877       $      --
Common stock issued by subsidiary in settlement of note payable               $  85,000       $      --
Common stock issued by subsidiary for security deposit                        $      --       $  10,000
Common stock issued by subsidiary for subscription receivable                 $      --       $   5,000
Common stock issued by subsidiary for accounts payable                        $      --       $  54,063
Common stock issued by for accounts payable                                   $  83,048       $  25,000

Cash paid for:
       Interest                                                               $      --       $      --
       Income taxes                                                           $      --       $      --
       Dividends                                                              $      --       $      --


        See accompanying footnotes to the unaudited consolidated condensed financial statements.

                                                   4

                      U.S. MICROBICS INC., AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    THREE MONTHS ENDED DECEMBER 2005 AND 2004
                                   (UNAUDITED)


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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                      FOR THE THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                         2005            2004
Net loss - as reported                                                $(887,399)      $(614,535)
Add: Total stock based employee compensation expense as
        reported under intrinsic value method (APB. No. 25)                  --              --
Deduct: Total stock based employee compensation expense
        as reported under fair value based method (SFAS No. 123)             --              --
Net loss - Pro Forma                                                  $(887,399)       (614,535)
Net loss attributable to common stockholders - Pro forma              $(887,399)       (614,535)
Basic (and assuming dilution) loss per share - as reported                (0.00)          (0.00)
Basic (and assuming dilution) loss per share - Pro forma                  (0.00)          (0.00)

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    THREE MONTHS ENDED DECEMBER 2005 AND 2004
                                   (UNAUDITED)

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED December 31, 2005 AND 2004
                                   (UNAUDITED)


As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note A to our condensed consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

In November 2004, the FASB issued FAS 151, "Inventory Costs * an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amend the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations.


NOTE B - NOTES PAYABLE

In December, 2004, Fusion Capital Fund II, LLC ("Fusion") made an advance to the Company of $100,000 on the $6,000,000 equity line. Simultaneously, the Company issued Fusion 64,655 shares of common stock as a partial repayment of the advance. The shares were valued at approximately $0.232 per share or a total value of $15,000. As of December, 31, 2004 the Company owes Fusion $85,000 regarding the equity line advance. The advance is non-interest bearing and can be repaid by further issuances of stock to Fusion under the equity line. During the three months ended December 31, 2005 the Company's subsidiary issued 850,000 shares of common stock to satisfy the balance due on the advance. In addition, the company issues 150,000 shares of common stock in exchange for $15,000 cash.


NOTE C - CAPITAL STOCK

Preferred Stock
---------------

The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $.10 per share. The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of December 31, 2005, there were 5,875 shares of Series II preferred stock, 5,272 shares of Series B preferred stock, 13,838 shares of Series C preferred stock, 43,330 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 5,801,917 shares of common stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of December 31, 2005, the Company has issued and outstanding 284,593,472 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


During the three months ended December 31, 2005, the Company issued 371,364 shares of restricted common stock in payment for accrued vacation valued at $3,342. These shares were valued at .009 per share.

During the three months ended December 31, 2005, the Company issued 500,000 shares of restricted common stock in payment interest expense valued at $15,000. These shares were valued at .03 per share.

During the three months ended December 31, 2005, the Company canceled 60,000 shares of common Stock for subscription receivable valued at $15,000. These shares were valued at .25 per share.

During the three months ended December 31, 2005, the Company issued 3,655,000 shares of common stock for a total of $83,048 to settle accounts payable.

During the three months ended December 31, 2005, the Company issued 2,500,000 shares of common stock for $75,000 for consulting services. These shares were valued at .03 per share.

During the three months ended December 31, 2005, the Company issued 24,000,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. The exercise price related to the 24,000,000 totaled 350,002. The total cost of the Employee Stock Option Plan was $61,765 As of December 31, 2005, the Company had recorded a subscription receivable of $133,534 relating to the issuance.

NOTE E - MINORITY INTEREST

During the three months ended December 31, 2005, the Company issued 45,000 shares of restricted common stock in exchange for $5,850 in services. These shares were valued at .13 per share.

During the three months ended December 31, 2005, the Company issued 1,000,000 shares of restricted common stock in exchange for $50,000.

During the three months ended December 31, 2005, the Company issued 150,0000 shares of common stock in exchange for $15,000.

During the three months ended December 31, 2005, the Company issued 850,000 shares of common stock for repayment of the $85,000 advance from Fusion.

During the three months ended December 31, 2005, the Company issued an aggregate of 5,000,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. The exercise price related to the 5,000,000 shares of common stock totaled $266,966. The total cost of the Employee Stock Option Plan was $47,112. As of December 31, 2005, the Company had recorded a subscription receivable outstanding of $202,074 relating to the issuance.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED December 31, 2005 AND 2004
                                   (UNAUDITED)

For the three months ended December 31, 2005 the minority shareholders' share of the losses (income) of majority-owned subsidiaries was:

                                                             Amount
                                                         -------------
USM Capital Group, Inc.                                  $    (10,913)
Sub Surface Waste Management of Delaware, Inc.                 60,414
Sol-Tech Corporation
Bio-Con Microbes
                                                         -------------
         Totals                                          $     49,501
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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED December, 2005 AND 2004
                                   (UNAUDITED)


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


                                                      FOR THE THREE
                                                   MONTHS ENDED DECEMBER,
                                               --------------------------
                                                   2005           2004
                                               -----------    -----------
Net Sales to External Customers:
Consulting and Financial Services              $       --      $  100,000
Engineering Services Corporate                      62,306         64,801
Corporate                                            2,410             --
                                               -----------    -----------
Total Sales to External Customers              $    64,716    $   164,801
                                               ===========    ===========

Depreciation and Amortization:
Consulting and Financial Services              $        --    $        --
Engineering Services                                 4,372          1,983
Corporate                                            9,600         11,919
                                               -----------    -----------
Total Depreciation and Amortization            $    13,972    $    13,902
                                               ===========    ===========

General and Administrative Expense:
Consulting and Financial Services              $        50    $     1,329
Engineering Services                               454,862        385,568
Corporate                                          461,112        431,000
                                               -----------    -----------
Total General and Administrative Expense       $   916,024    $   817,897
                                               ===========    ===========

Capital Expenditures:
Consulting and Financial Services              $        --    $        --
Engineering Services                                   719             --
Corporate                                               --          3,547
                                               -----------    -----------
Total Capital Expenditures                     $       719    $     3,547
                                               ===========    ===========

Operating (Losses):
Consulting and Financial Services              $       (50)   $    98,671
Engineering Services                              (476,316)      (383,017)
Corporate                                         (472,674)      (434,652)
                                               -----------    -----------
Total Segment Operating Losses                 $  (949,040)   $  (718,998)
                                               ===========    ===========

Segment Assets:
Consulting and Financial Services              $       277    $       335
Engineering Services - Net                     $   606,668    $   468,025
Corporate                                      $    37,882    $   464,968
                                               -----------    -----------
Total Segment Assets                           $   644,827    $   933,328
                                               ===========    ===========

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED December, 2005 AND 2004
                                   (UNAUDITED)


One of the Company's business segments operated in two geographic locations.

Those geographic segments are:

* United States
* Mexico

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                                  December 31,    December 31,
                                                      2005            2004
                                                   ----------      ----------
         NET SALES TO EXTERNAL CUSTOMERS:
         United States                             $   12,752      $ 164,081
         Mexico                                        51,964
           TOTAL SALES TO EXTERNAL CUSTOMERS       $   64,716      $ 164,081
                                                   ==========      ==========

         ASSETS:
         United States                             $  600,727      $ 933,328
         Mexico                                        44,100
            TOTAL ASSETS                           $  644,827      $ 933,328
                                                   ==========      =========




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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED December, 2005 AND 2004
                                   (UNAUDITED)


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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED December, 2005 AND 2004
                                   (UNAUDITED)

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND THREE MONTHS ENDED DECEMBER 31, 2004

The Company had revenues of $64,716, during the three months ended December 31, 2005, a 60% decrease as compared to $164,081 of revenues for the three months ended December 31, 2004. Revenues for the three months ended December 31, 2005 consisted of bio-remediation of hydrocarbons in contaminated soil and ground water. Revenues for the three months ended December 31, 2004 consisted primarily of contracts for bio- remediation of hydrocarbons in contaminated soil and ground water.

The cost of revenues for the three months ended December 31, 2005 were $83,760, compared to $51,280 for the same period in 2004.

Gross profit (loss) for the three months ended December 31, 2005 was $(19,044) or 30% of sales compared to a profit of $112,801 or 69% of sales for the corresponding period in fiscal 2004. The higher revenue in 2004 was due to consolidation of revenue from a $100,000 contract from USM Capital Group.

Selling, general and administrative ("SG&A") expenses for the three months ended December 31, 2005 totaled $916,024 compared to $817,897, for the same period in fiscal 2004. SG&A expenses for the three months ended December 31, 2005 consisted of occupancy, payroll, accounting, and consulting services. The 11% increase in SG&A expenses were attributed to increases in consulting expenses.

The Company incurred a loss from operations of $949,040 for the three months ended December 30, 2005, had negative cash flows from operations of $216,127 for the three months ended December 31, 2005 compared to a net loss of $718,998 for the three months Three months ended December 31, 2004, had negative cash flows from operations of $500,714 for the three months ended December 31, 2004. Basic and diluted net loss per share was $(0.00) for three months ended December 31, 2005, compared to a loss of $(0.00) for the three months ended December 31, 2004.

The Company is expecting the revenues for the year ended September 30, 2006, to be more than the prior fiscal year due primarily to a new remediation contracts in Mexico. In order to continue implementing the Company's strategic plan, the Company is planning on raising up to $5,000,000 in equity financing and an additional $5,000,000 from a private placement through its subsidiary Sub Surface Waste Management of Delaware, Inc., during the remainder of fiscal 2006. The funds are targeted primarily for funding contract costs, and expansion of the marketing effort. There can be no assurance that the Company or SSWM will be able to raise such capital on acceptable terms. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED December, 2005 AND 2004
                                   (UNAUDITED)

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

LIQUIDITY AND CAPITAL RESOURCES.

Cash and cash equivalents totaled $176,813 and $108,498 at December 31, 2005 and December 31, 2004. Net cash used in operations was $216,127, compared to cash used of $500,714 for the comparable period in the prior fiscal year.

During the three months ended December 31, 2005, the Company, with its subsidiaries, raised net proceeds of $285,161 through the issuance of common stock. As of December 31, 2005, the Company has negative working capital of $1,585,112 as compared to negative working capital of $ 1,381,177 as of September 30, 2005. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating capital requirements.

Of the $1,587,711 in accounts payable and accrued expenses, approximately $200,000 is over 6 months past due. There is the possibility that trade vendors may file lawsuits for non-payment. If such lawsuits are filed, management resources and funds would be diverted from operating activities.

During the period ending December 31, 2005, The Company has raised $346,861 principally through private placements of equity securities and debt. There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

The Company believes that it may generate sufficient cash to continue its operations through September 30, 2006, and anticipates that cash generated from planned private placements and projected revenues for consulting and during the next three quarters of fiscal 2006 will enable it to fulfill cash needs through fiscal 2006 operations.

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

                      U.S. MICROBICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED December, 2005 AND 2004
                                   (UNAUDITED)

The Company's independent certified public accountant has stated in their report included in the Company's September 30, 2005 Form 10-KSB, that the Company is having difficulties generating sufficient cash flows to meet its obligations and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

RISKS AND UNCERTAINTIES

For the three months ended December 31, 2005, the Company has generated revenues of $64,716. During this same period, the Company incurred a net loss of $887,399 and had negative cash flows from operations of $216,127. As of December 31, 2005, the Company has an accumulated deficit of $28,723,743.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the fiscal quarter ending on December 31, 2005. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions

In October 2005, the Company issued 371,364 shares of restricted common stock in payment for accrued vacation. These shares were valued at .009 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In October 2005, the Company issued 500,000 shares of restricted common stock in payment for interest expense. These shares were valued at .03 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                               ISSUER PURCHASES OF EQUITY SECURITIES

Period              (a)                (b)               (c)                     (d)
              Total Number of     Average Price    Total Number of       Maximum Number (or
                 Shares (or      Paid per Share       Shares (or      Approximate Dollar Value)
                   Units)           (or Unit)           Units)        of Shares (or Units) that
                 Purchased)                            Purchased as    May Yet Be Purchased Under
                                                         Part of       the Plans or Programs (1)
                                                      Publicly
                                                   Announced Plans
                                                   or Programs (1)
10/01/05-
10/31/05            0                 $0                  0                      0

11/01/05-
11/30/05            0                 $0                  0                      0

12/01/05-
12/31/05            0                 $0                  0                      0



(1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     Subsequent events:

Promissory Note
---------------

In addition, on August 4, 2004, the company entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The maturity date of the Note is January 31, 2005, and may be redeemed by us at any time, but subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into our common shares. Prior to the maturity date, the Note shall convert at $0.25 per share. After the maturity date, the Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted immediately prior to the maturity date, the company would issue approximately 840,000 shares of our common stock to Fusion Capital, including interest as of the maturity date, in addition to 250,000 shares of our common stock upon exercise of the Warrants issued to Fusion Capital pursuant to the Note. If the Note is converted after the maturity date, the company may issue more than 840,000 shares of our common stock to Fusion Capital, including interest as of the conversion date. The company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note.

>From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest. As of December 31, 2005 the note is in default.

The Company will continue to need additional capital to continue its operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that the Company will obtain sufficient capital or generate revenues on acceptable terms, if at all. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

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

The Company's operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including: (i) the rate at which microbial products are shipped and generate profits; (ii) the necessary level of sales and marketing activities for environmental projects; and (iii) the level of effort needed to develop additional distribution channels to the point of commercial viability.

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

                                          U.S. MICROBICS, INC.

Date: March 13, 2006                  By: /s/ Robert C. Brehm
                                          --------------------------------------
                                          Robert C. Brehm, President and Chief
                                          Executive Officer

Date:  March 13, 2006                 By: /s/ Conrad Nagel
                                          --------------------------------------
                                          Conrad Nagel, Chief Financial Officer