Form 10QSB
period 2006-03-31
US MICROBICS INC
filed 2006-05-18
CIK 774454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

|X|	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarter ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common Stock, $0.0001 par value per share - 309,939,538 shares outstanding as of 04-30-06

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U.S. MICROBICS, INC., AND SUBSIDIARIES
Consolidated Condensed Balance Sheet

	As Of	As Of
	March 31,	September 30,
	2006	2005
	(Unaudited)	(Audited)
Current Assets:
Cash	$76,176	$108,498
Restricted cash	35,746	35,573
Accounts receivable	2,710	194,532
Costs and estimated profit in excess of billings	201,641	188,174
Prepaid expenses and other assets	51,518	22,864
Total current assets	367,791	549,641

Property And Equipment, Net
Office equipment	254,367	252,945
Manufacturing equipment	58,476	58,476
Production and transportation equipment	203,398	147,788
	516,241	459,209
Less: accumulated depreciation	(341,739)	(314,056)
	174,502	145,153

Other Assets	75,984	72,373
Total assets	$618,277	$767,167

Liabilities And Deficiency In Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,624,299	$1,529,968
Notes payable, related parties	234,150	400,850
Deferred Revenue	0	-
Total current liabilities	1,858,449	1,930,818

Total liabilities	1,858,449	1,930,818

Minority Interest	5,832,998	5,286,868

Deficiency In Stockholders' Deficit:
Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
Series II; authorized 500,000 shares; 5,875, and 5,875 issued and outstanding as of March 31, 2006 and September 30, 2005,
respectively aggregate liquidation preference of $5,875	588	588
Series B; authorized 500,000 shares; 5,272 and 5,272 shares issued and outstanding as of March 31, 2006 and September 30, 2005 ;
aggregate liquidation preference of $5,272	527	527
Series C; authorized 50,000 shares; 33,838 and 13,838 issued and outstanding as of March 31, 2006 and September 30, 2005 ; aggregate
liquidation preference of $3,383,800 and $1,383,800	3,383	1,383
Series D; authorized 50,000 shares; 43,330 and 43,330 shares issued and outstanding as of March 31, 2006 and September 30, 2005; no
liquidation preference	4,330	4,330
Series E; authorized 50,000 shares; -0- shares issued and outstanding as of March 31, 2006 and September 30, 2005,
(aggregate liquidation preference of $-0-)
Common stock; $.0001 par value; authorized 500,000,000 shares;
300,623,472 and 253,627,108 shares issued and outstanding as of
March 31, 2006 and September 30, 2005, respectively	30,062	25,362
Additional paid-in capital	23,863,811	22,998,533
Dividend payable	(35,588)	(35,588)
Treasury Stock, at cost	(117,400)	(117,400)
Stock Subscriptions Receivables	(52,600)	(67,600)
Deferred Equity Issuance Costs	(668,500)	(768,500)
Deferred Financing Costs	(655,810)	(655,810)
Accumulated deficit	(29,445,973)	(27,836,344)
Total deficiency in stockholders' equity	(7,073,170)	(6,450,519)
Total liabilities and deficiency in stockholders' equity	$618,277	$767,167

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS, INC., AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
(Unaudited)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2006	2005	2006	2005

Revenues	$371,036	$412,462	$306,320	$248,381
Cost of revenues	244,400	166,957	160,640	115,677

Gross profit	126,636	245,505	145,680	132,704

Selling, general and administrative expenses	1,828,288	1,792,585	912,264	974,255
Depreciation and amortization	27,681	27,371	13,709	13,902

Loss from operations	(1,729,333)	(1,574,451)	(780,293)	(855,453)

Other income (expense):	467	--	229	--
Interest income
Interest expense	(40,479)	(65,585)	(21,856)	(26,865)
Realized gain (loss) on sale of securities	30,525
Minority interest	129,191	261,787	79,690	118,604
	119,704	196,202	(58,063)	91,739

Net Loss Before Income Taxes	(1,609,629)	(1,378,249)	(722,230)	(763,714)

Income tax expenses	--	--	--	--

Net loss	$(1,609,629)	$(1,378,249)	$(722,230)	$(763,714)

Net loss per common share (basic and diluted)	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding	277,166,578	154,280,731	293,280,139	161,298,211

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS, INC., AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,
	2006	2005

Net Cash Used in Operating Activities	$(1,029,090)	$(979,491)

Net Cash Used in Investing Activities	(57,030)	(47,647)

Net Cash Provided by Financing Activities	1,053,798	990,826

Net decrease in Cash	(32,322)	(36,312)

Cash at Beginning of Period	108,498	38,699

Cash at End of Period	$76,176	$2,387

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued in exchange for services	$75,000	$388,500
Common stock issued in exchange for compensation	$20,000	$25,500
Common stock issued for accrued vacation pay	$3,342	$--
Common stock issued for accrued note payable interest	$15,000	$--
Employee stock options charged to operations	$164,459	$--
Common stock issued by for accounts payable	$96,648	$35,000
Common stock issued in exchange for compensation by subsidiary	$10,000	$86,100

Common stock issued in settlement of notes payable by subsidiary	$85,000	$15,000
Common stock issued for security deposit by subsidiary	$--	$10,000
Common stock issued for subscription receivable by subsidiary	$--	$5,000
Common stock issued in settlement of accounts payable and accrued expenses by subsidiary	$47,752	$54,063
Common stock issued by subsidiary in exchange for services	$9,600	$75,025
Preferred stock issued by subsidiary for licensing agreement	$150,000	$--
Preferred stock issued by subsidiary for consulting agreement	$360,000	$--
Cash paid for:
Interest	$--	$--
Income taxes	$--	$--
Dividends	$--	$--

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2006 And 2005
(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for six-month and three-month period ended March 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

U.S. MICROBICS, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2006 And 2005
(Unaudited)

Stock-Based Compensation

Prior to January 1, 2006, we accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

During the three months ended March 31, 2006, the Company issued 500,000 options for non-employee related consulting services. The adoption of SFAS No. 123(R) on January 1, 2006 had no impact on our loss and basic and diluted loss per share as reported for the three months ended 03-31-06.

The following table illustrates the effect on net income and earnings per share for the first quarter of 2005, if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to March 31, 2005:

2005
Net loss available to common stockholders as reported	$(763,714)
Total stock option expense determined under fair value base method	--
Pro forma net loss	$(763,714)

Net loss per common share as reported:
Basic and diluted	$(.00)
Net loss per common share pro forma:
Basic and diluted	$(.00)

The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2006:

	Options and Warrants			Options and Warrants
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.02	500,000.76		$.02	500,000	$0.02
0.03	6,000,000	3.26	0.03	6,000,000	0.03
0.10	600,000.26		0.10	600,000	0.10
0.60 - 0.89	87,917.11		0.65	87,917	0.65

$0.04	7,187,917	2.80	$0.05	7,187,917	$0.04

U.S. MICROBICS, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2006 And 2005
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions involving options and warrants issuance are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Balance, October 1, 2005	6,687,917	0.05
Granted	500,000	0.02
Exercised	--	--
Expired/Canceled	--	--
Balance, March 31, 2006	7,187,917	$0.04

New Accounting Pronouncements

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
Six Months Ended March 31, 2006 And 2005
(Unaudited)

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

NOTE C - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $.10 per share. The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of March 31, 2006 there were 5,875 shares of Series II preferred stock, 5,272 shares of Series B preferred stock, 33,838 shares of Series C preferred stock, 43,330 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 7,801,917 shares of common stock.

Common Stock
The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of March 31, 2006 the Company has issued and outstanding 300,623,472 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

During the six months ended March 31, 2006, the Company issued 371,364 shares of restricted common stock in payment for accrued vacation valued at $3,342. These shares were valued at .009 per share.

During the six months ended March 31, 2006, the Company issued 500,000 shares of restricted common stock in payment interest expense valued at $15,000. These shares were valued at .03 per share.

During the six months ended March 31, 2006, the Company canceled 60,000 shares of common Stock for subscription receivable valued at $15,000. These shares were valued at .25 per share.

During the six months ended March 31, 2006, the Company issued an aggregate of 4,435,000 shares of common stock for a total of $96,648 to settle accounts payable. These shares were valued at a weighted average of .021 per share.

During the six months ended March 31, 2006, the Company issued 2,500,000 shares of common stock for $75,000 for consulting services. These shares were valued at .03 per share.

During the six months ended March 31, 2006, the Company issued an aggregate of 34,000,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. The exercise price related to the 34,000,000 totaled 626,487. The total cost of the Employee Stock Option Plan was $93,973.

During the six months ended March 31, 2006, the Company issued an aggregate of 1,250,000 shares of restricted common stock for a total of $20,000 in compensation. These shares were valued at a weighted average of .016 per share.

During the six months ended March 31, 2006, the Company issued an aggregate of 4,000,000 shares of restricted common stock for in exchange for $48,000. These shares were valued at a weighted average of .012 per share.

During the six months ended March 31, 2006, the Company issued 20,000 shares of Preferred Series C stock for in exchange for $2,000. These shares were valued at .10 per share.

U.S. MICROBICS, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2006 And 2005
(Unaudited)

NOTE E - MINORITY INTEREST

During the six months ended March 31, 2006, Sub Surface Waste Management, Inc. issued an aggregate of 120,000 shares of restricted common stock in exchange for $ 9,600 in services. These shares were valued at a weighted average of .08 per share.

During the six months ended March 31, 2006, Sub Surface Waste Management, Inc issued an aggregate of 4,000,000 shares of restricted common stock in exchange for $ 140,000.

During the six months ended March 31, 2006, Sub Surface Waste Management, Inc issued 150,000 shares of common stock in exchange for $ 15,000.

During the six months ended March 31, 2006, Sub Surface Waste Management, Inc issued 850,000 shares of common stock for repayment of the $ 85,000 advance from Fusion.

During the six months ended March 31, 2006, Sub Surface Waste Management, Inc issued an aggregate of 8,325,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. The exercise price related to the 8,325,000 shares of common stock totaled $397,483. The total cost of the Employee Stock Option Plan was $70,486.

During the six months ended March 31, 2006, Sub Surface Waste Management, Inc issued 208,300 shares of restricted common stock in exchange for $ 10,000 in compensation. These shares were valued at .048 per share.

During the six months ended March 31, 2006, a shareholder converted 14,000 shares of Series B preferred stock into 70,000 shares of common stock. Each share of Series B preferred stock converts into 5 shares of common stock.

During the six months ended March 31, 2006, Sub Surface Waste Management, Inc issued an aggregate of 980,000 shares of restricted common stock for a total of $ 47,752 in repayment of accounts payable. These shares were valued at a weighted average of .049 per share.

During the six months ended March 31, 2006, Sub Surface Waste Management, Inc issued 1,500,000 shares of Preferred Series A stock to an affiliate for a total of $ 150,000 in payment of a $ 50,000 past due Technology License Agreement, and $100,000 for a new 10 Year Technology License Agreement that expires in 2015. These shares were valued at a weighted average of .10 per share.

During the six months ended March 31, 2006, Sub Surface Waste Management, Inc issued 3,600,000 shares of Preferred Series A stock to an affiliate for a total of $ 360,000 in payment of a three year Consulting Contract that expires in July 2007. These shares were valued at a weighted average of .10 per share.

For the six months ended March 31, 2006 the minority shareholders' share of the losses (income) of majority-owned subsidiaries was:

Amount

USM Capital Group, Inc.	$(11,209)
Sub Surface Waste Management of Delaware, Inc.	140,400
Sol-Tech Corporation
Bio-Con Microbes
Totals	$129,191

U.S. MICROBICS, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2006 And 2005
(Unaudited)

NOTE F - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on it financial position, results of operations or liquidity.

NOTE G - SEGMENT INFORMATION

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2006 and 2005, the Company operated in the following two reportable segments:

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

Sub-Surface Waste Management of Nevada and Delaware, Inc., engages in developing, manufacturing and selling engineered remediation solutions for clean up of toxic waste releases to soil and/or groundwater and the bio-recycling of spent activated carbon filtration media.

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

U.S. MICROBICS, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2006 And 2005
(Unaudited)

NOTE G - SEGMENT INFORMATION (continued)

The following table summarizes segment asset and operating balances by reportable segment.

	For the Six Months Ended March,
	2006	2005
Net Sales to External Customers:
Consulting and Financial Services	$--	$100,000
Engineering Services Corporate	367,420	312,462
Corporate	3,616	--
Total Sales to External Customers	$371,036	$412,462

Depreciation and Amortization:
Consulting and Financial Services	$--	$--
Engineering Services	9,527	4,700
Corporate	18,154	22,672
Total Depreciation and Amortization	$27,681	$27,372

General and Administrative Expense:
Consulting and Financial Services	$50	$1,409
Engineering Services	1,216,411	742,961
Corporate	611,827	1,048,215
Total General and Administrative Expense	$1,828,288	$1,792,585

Capital Expenditures:
Consulting and Financial Services	$--	$--
Engineering Services	57,030	--
Corporate	--	47,647
Total Capital Expenditures	$57,030	$47,647

Operating (Losses):
Consulting and Financial Services	$(50)	$98,591
Engineering Services	(1,110,163)	(613,769)
Corporate	(619,120)	(1,059,273)
Total Segment Operating Losses	$(1,729,333)	$(1,574,451)

Segment Assets:
Consulting and Financial Services	$277	$255
Engineering Services - Net	$580,666	$754,699
Corporate	$37,334	$254,307
Total Segment Assets	$618,277	$1,009,261

U.S. MICROBICS, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2006 And 2005
(Unaudited)

NOTE G - SEGMENT INFORMATION (continued)

One of the Company's business segments operated in two geographic locations.

Those geographic segments are:

* United States
* Mexico

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	March 31,	March 31,
	2006	2005
Net Sales To External Customers:
United States	$17,084	$157,421
Mexico	$353,952	$255,041
Total Sales To External Customers	$371,036	$412,462

Assets:
United States	$448,907	$1,009,261
Mexico	$169,370	$--
Total Assets	$618,277	$1,009,261

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
Six Months Ended March 31, 2006 And 2005
(Unaudited)

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

RESULTS OF OPERATIONS

For The Six months ended March 31, 2006 And Six months ended March 31, 2005

The Company had revenues of $371,036 and $306,320 during the six months and three months ended March 31, 2006, a 10% decrease and 23% increase respectively as compared to $412,462 and $248,381 of revenues for the six months and three months ended March 31, 2005. Revenues for the six months ended March 31, 2006 consisted primarily of revenue generated from the contracts for the State of Puebla, Mexico. Revenues for the six months ended March 31, 2005 consisted primarily of contracts for bio- remediation of hydrocarbons in contaminated soil for the state of South Carolina, a $100,000 consulting contract with USM Capital Group, and engineering support services provided in Mexico. The decrease in revenue is due to a decrease in revenue from consulting contracts by USM Capital Group.

The cost of revenues for the six months and three months ended March 31, 2006 were $244,400 and $160,640, compared to $166,957 and $115,677 for the same period in 2005.

Gross profit for the six months and three months ended March 31, 2006 was $126,636 and $145,680 or 34% and 48% of sales compared to a profit of $245,505 and $132,704 or 60% and 53% of sales for the corresponding period in fiscal 2005. The higher revenue in 2005 was due to consolidation of revenue from a $100,000 contract from USM Capital Group. For the quarter ended March 31, 2005, USM Capital Group Inc. had revenue of $100,000 with no associated cost of sales. The remaining revenue of $312,462 had cost of sales of $166,957 with a gross profit of 47% or $145,505.

U.S. MICROBICS, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2006 And 2005
(Unaudited)

Selling, general and administrative ("SG&A") expenses for the six months and three months ended March 31, 2006 totaled $1,828,288 and $912,264 compared to $1,792,585 and $974,255 for the same period in fiscal 2005. SG&A expenses for the six months ended March 31, 2006 consisted of occupancy, payroll, accounting, and consulting services. SG&A for the six months ended March 31, 2006 and for the six months ended March 31, 2005 consisted of Consulting expenses of $50, and $1,409, Engineering Services of $1,216,411 and $742,961, and Corporate of $611,827 and $1,048,215. There is 2% increase in SG&A for the six months ended March 31, 2006 compared to the same period for 2005. By segment there is a 63% increase in Engineering Services associated with business development in Mexico. Corporate SG&A cost cutting resulted in a 41% decrease.

The Company incurred a loss from operations of $1,729,333 and $780,293 for the six months and three months ended March 31, 2006, had negative cash flows from operations of $1,029,090 for the six months ended March 31, 2006 compared to a loss from operations of $1,574,451 and $855,453 for the six months and three months ended March 31, 2005, had negative cash flows from operations of $979,491 for the six months ended March 31, 2005. Basic and diluted net loss per share was $(0.01) and $(0.00) for the six months and three months ended March 31, 2006, compared to a loss of $(0.01) and $(0.00) for the six months and three months ended March 31, 2005.

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

Liquidity And Capital Resources.

Cash and cash equivalents totaled $76,176 and $2,387 at March 31, 2006 and March 31, 2005. Net cash used in operations was $1,029,090, compared to cash used of $979,491 for the comparable six month s ended March 31, 2006 and 2005.

During the six months ended March 31, 2006, the Company, with its subsidiaries, raised net proceeds of $1,053,798 through the issuance of common stock. As of March 31, 2006, the Company has negative working capital of $1,490,658 as compared to negative working capital of $ 1,381,177 as of September 30, 2005. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating capital requirements.

Of the $1,624,299 in accounts payable and accrued expenses, approximately $550,000 is over 6 months past due. There is the possibility that trade vendors may file lawsuits for non-payment. If such lawsuits are filed, management resources and funds would be diverted from operating activities.

During the period ending March 31, 2006, The Company has raised $1,134,998 principally through private placements of equity securities and debt. There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

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
Six Months Ended March 31, 2006 And 2005
(Unaudited)

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

Risks And Uncertainties

For the six months ended March 31, 2006, the Company has generated revenues of $371,036. During this same period, the Company incurred a net loss of $1,609,629 and had negative cash flows from operations of $1,029,090. As of March 31, 2006, the Company has an accumulated deficit of $29,445,973.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the fiscal quarter ending on March 31, 2006. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions

In October 2005, the Company issued 371,364 shares of restricted common stock in payment for accrued vacation. These shares were valued at .009 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In October 2005, the Company issued 500,000 shares of restricted common stock in payment of interest expense. These shares were valued at .03 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In January 2006, the Company issued 1,250,000 shares of restricted common stock in payment of compensation. These shares were valued at .016 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In February 2006, the Company issued 2,000,000 shares of restricted common stock for $24,000. These shares were valued at .012 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In February 2006, the Company issued 20,000 shares of Preferred Series C stock for $2,000. These shares were valued at .10 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In March 2006, the Company issued 2,000,000 shares of restricted common stock for $24,000. These shares were valued at .012 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
10/01/05-	--	--	--	--
10/31/05	0	$0	0	0

11/01/05-	--	--	--	--
11/30/05	0	$0	0	0

12/01/05-	--	--	--	--
12/31/05	0	$0	0	0

01/01/05-	--	--	--	--
01/31/05	0	$0	0	0

02/01/05-	--	--	--	--
02/28/05	0	$0	0	0

03/01/05-	--	--	--	--
03/31/05	0	$0	0	0

(1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Subsequent events:

Promissory Note

In addition, on August 4, 2004, Sub Surface Waste Management, Inc. of Delaware entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The maturity date of the Note is January 31, 2005, and may be redeemed by us at any time, but subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into our common shares. Prior to the maturity date, the Note shall convert at $0.25 per share. After the maturity date, the Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted immediately prior to the maturity date, the company would issue approximately 840,000 shares of our common stock to Fusion Capital, including interest as of the maturity date, in addition to 250,000 shares of our common stock upon exercise of the Warrants issued to Fusion Capital pursuant to the Note. If the Note is converted after the maturity date, the company may issue more than 840,000 shares of our common stock to Fusion Capital, including interest as of the conversion date. The company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note.

From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest. As of December 31, 2005 the note is in default.

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
_______________
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

U.S. MICROBICS, INC.

Date: May 17, 2006	By:	/s/ Robert C. Brehm
Robert C. Brehm, President and Chief Executive Officer

COMPANY NAME CORPORATION

Date: May 17, 2006	By:	/s/ Conrad Nagel
Conrad Nagel, Chief Financial Officer