Form 10QSB
period 2006-06-30
US MICROBICS INC
filed 2006-08-14
CIK 774454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

|X|	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarter ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common Stock, $0.0001 par value per share - 375,448,255 shares outstanding as of August 2, 2006.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U.S. MICROBICS, INC., AND SUBSIDIARIES
Consolidated Condensed Balance Sheet

	As Of	As Of
	June 30,	September 30,
	2006	2005
	(Unaudited)	(Audited)
Current Assets:
Cash	$124,995	$108,498
Restricted cash	0	35,573
Accounts receivable	19,506	194,532
Costs and estimated profit in excess of billings	201,641	188,174
Prepaid expenses and other assets	65,174	22,864
Total current assets	411,316	549,641

Property And Equipment, Net
Office equipment	254,367	252,945
Manufacturing equipment	58,476	58,476
Production and transportation equipment	203,398	147,788
	516,241	459,209
Less: accumulated depreciation	(358,599)	(314,056)
	157,642	145,153

Other Assets	75,520	72,373
Total assets	$644,478	$767,167

Liabilities And Deficiency In Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,460,557	$1,529,968
Notes payable, related parties	305,132	400,850
Deferred revenue	0
Total current liabilities	1,765,689	1,930,818

Total liabilities	1,765,689	1,930,818

Minority Interest	6,195,720	5,286,868

Deficiency In Stockholders' Deficit:
Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
Series II; authorized 500,000 shares; 5,875, and 5,875 issued and outstanding as of June 30, 2006 and September 30, 2005,
respectively aggregate liquidation preference of $5,875	588	588
Series B; authorized 500,000 shares; 5,272 and 5,272 shares issued and outstanding as of June 30, 2006 and September 30, 2005 ;
aggregate liquidation preference of $5,272	527	527
Series C; authorized 50,000 shares; 33,838 and 13,838 issued and outstanding as of June 30, 2006 and September 30, 2005 ; aggregate
liquidation preference of $3,383,800 and $1,383,800	3,383	1,383
Series D; authorized 50,000 shares; 43,330 and 43,330 shares issued and outstanding as of June 30, 2006 and September 30, 2005; no
liquidation preference	4,330	4,330
Series E; authorized 50,000 shares; -0- shares issued and outstanding as of June 30, 2006 and September 30, 2005,
(aggregate liquidation preference of $-0-)
Common stock; $.0001 par value; authorized 500,000,000 shares;
360,869,255 and 253,627,108 shares issued and outstanding as of
June 30, 2006 and September 30, 2005, respectively	36,086	25,362
Additional paid-in capital	24,799,532	22,998,533
Dividend payable	(35,588)	(35,588)
Treasury stock, at cost	(117,400)	(117,400)
Stock subscriptions receivables	(275,169)	(67,600)
Deferred equity issuance costs	(668,500)	(768,500)
Deferred financing costs	(655,810)	(655,810)
Accumulated deficit	(30,408,910)	(27,836,344)
Total deficiency in stockholders' equity	(7,316,931)	(6,450,519)
Total liabilities and deficiency in stockholders' equity	$644,478	$767,167

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS, INC., AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
(Unaudited)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$447,697	$719,715	$76,661	$307,253
Cost of revenues	283,382	429,359	38,982	262,402

Gross profit	164,315	290,356	37,679	44,851

Selling, general and administrative expenses	2,864,069	2,536,490	1,035,781	743,906
Depreciation and amortization	44,543	45,057	16,862	17,685

Loss from operations	(2,744,297)	(2,291,191)	(1,014,964)	(716,740)

Other income (expense):
Interest income	818		351
Interest expense	(49,133)	(73,017)	(8,654)	(7,432)
Realized gain (loss) on sale of securities	30,525
Minority interest	189,520	390,174	60,329	128,387
	171,730	317,157	52,026	120,955

Loss before income taxes	(2,572,567)	(1,974,034)	(962,938)	(595,785)

Income tax expenses	--	--	--	--

Net loss	$(2,572,567)	$(1,974,034)	$(962,938)	$(595,785)

Net loss per common share (basic and diluted)	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding	290,308,517	160,979,031	316,592,399	174,375,628

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS, INC., AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2006	2005

Net Cash Used in Operating Activities	$(1,596,305)	$(1,407,759)

Net Cash Used in Investing Activities	(57,030)	(48,604)

Net Cash Provided by Financing Activities	1,669,832	1,453,830

Net increase in Cash	16,497	(2,533)

Cash at Beginning of Period	108,498	38,699

Cash at End of Period	$124,995	$36,166

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued in exchange for services	$244,000	$430,444
Common stock issued in exchange for compensation	$20,000	$25,500
Common stock issued for accrued vacation pay	$3,342	$--
Common stock issued for accrued note payable interest	$15,000	$--
Employee stock options charged to operations	$280,988	$--
Common stock issued for accounts payable	$259,364	$166,659
Common stock issued for accrued payroll	$53,820	$--
Common stock issued for cash received	$48,000	$--
Preferred stock issued for cash received	$2,000	$--
Common stock issued to employees in exchange for compensation by subsidiary	$112,000	$86,100
Common stock issued to director in exchange for compensation by subsidiary	$10,000	$--
Common stock issued in settlement of notes payable by subsidiary	$85,000	$23,010
Common stock issued for security deposit by subsidiary	$--	$10,000
Common stock issued for subscription receivable by subsidiary	$--	$5,000
Common stock issued in settlement of accounts payable and accrued expenses by subsidiary	$77,752	$144,608
Common stock issued by subsidiary in exchange for services	$29,600	$85,025
Preferred stock issued by subsidiary to employees in exchange for services	$2,000	$--
Preferred stock issued by subsidiary for licensing agreement	$150,000	$--
Preferred stock issued by subsidiary for consulting agreement	$360,000	$--
Cash paid for:
Interest	$--	$--
Income taxes	$--	$--
Dividends	$--	$--

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006 And 2005
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

The Company has five wholly-owned (directly and indirectly) subsidiaries and those companies are Xyclonyx, West Coast Fermentation Center, USM Information Services, Inc., USM Products Inc and USM Resources Development. Additionally, the Company has four majority-owned subsidiaries: Sol Tech Corporation (also known as Wasteline Performance Corporation), USM Capital Group, Inc., Bio-Con Microbes Inc., and Sub-Surface Waste Management of Delaware, Inc. ("SSWM").

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
Nine Months Ended June 30, 2006 And 2005
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

During the nine months ended June 30, 2006, the Company issued options to purchase 500,000 shares of common stock. The adoption of SFAS No. 123(R) on January 1, 2006 increased $9,971 on our loss and no impact on our basic and diluted loss per share as reported for the nine months ended 06-30-06.

The following table illustrates the effect on net income and earnings per share for the first quarter of 2005, if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to June 30, 2005:

	Nine Months Ended	Three Months Ended
	June 30, 2005
Net loss available to common stockholders as reported	$(1,974,034)	$(595,785)
Total stock option expense determined under fair value base method	53,298	17,766
Pro forma net loss	$(2,027,332)	$(613,551)

Net loss per common share as reported:
Basic and diluted	$(.01)	$(.01)
Net loss per common share pro forma:
Basic and diluted	$(.01)	$(.01)

The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at June 30, 2006:

	Options and Warrants			Options and Warrants
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.02	500,000.58		$.02	500,000	$0.02
0.03	6,000,000	2.93	0.03	6,000,000	0.03
0.10	600,000.25		0.10	600,000	0.10

$0.04	7,100,000	2.54	$0.04	7,100,000	$0.04

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006 And 2005
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions involving options and warrants issuance are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Balance, October 1, 2005	6,687,917	0.05
Granted	500,000	0.02
Exercised	--	--
Expired/Canceled	87,917	0.06
Balance, June 30, 2006	7,100,000	$0.04

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

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006 And 2005
(Unaudited)

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

NOTE C - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $.10 per share. The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of June 30, 2006 there were 5,875 shares of Series II preferred stock, 5,272 shares of Series B preferred stock, 33,838 shares of Series C preferred stock, 43,330 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 7,801,917 shares of common stock.

Common Stock
The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of June 30, 2006 the Company has issued and outstanding 360,869,255 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

During the nine months ended June 30, 2006, the Company issued 371,364 shares of restricted common stock in payment for accrued vacation valued at $3,342. These shares were valued at .009 per share.

During the nine months ended June 30, 2006, the Company issued 500,000 shares of restricted common stock in payment interest expense valued at $15,000. These shares were valued at .03 per share.

During the nine months ended June 30, 2006, the Company canceled 60,000 shares of common Stock for subscription receivable valued at $15,000. These shares were valued at .25 per share.

During the nine months ended June 30, 2006, the Company issued an aggregate of 13,900,783 shares of common stock for a total of $259,364 to settle accounts payable. These shares were valued at a weighted average of .019 per share.

During the nine months ended June 30, 2006, the Company issued 5,675,000 shares of restricted common stock for $96,000 for consulting services. These shares were valued at a weighted average of .017 per share.

During the nine months ended June 30, 2006, the Company issued 7,605,000 shares of common stock for $148,000 for consulting services. These shares were valued at a weighted average of .019 per share.

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006 And 2005
(Unaudited)

During the nine months ended June 30, 2006, the Company issued an aggregate of 69,000,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. The exercise price related to the 69,000,000 totaled $1,172,726. The total cost of the Employee Stock Option Plan was $175,882.

During the nine months ended June 30, 2006, the Company issued an aggregate of 1,250,000 shares of restricted common stock for a total of $20,000 in compensation. These shares were valued at a weighted average of .016 per share.

During the nine months ended June 30, 2006, the Company issued an aggregate of 5,000,000 shares of restricted common stock for a total of $53,820 for accrued payroll. These shares were valued at a weighted average of .011 per share.

During the nine months ended June 30, 2006, the Company issued an aggregate of 4,000,000 shares of restricted common stock for a total of $48,000 for cash received. These shares were valued at .12 per share.

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006 And 2005
(Unaudited)

NOTE E - MINORITY INTEREST

During the nine months ended June 30, 2006, the Company issued an aggregate of 620,000 shares of restricted common stock in exchange for $ 29,600 in services. These shares were valued at a weighted average of .05 per share.

During the nine months ended June 30, 2006, the Company issued an aggregate of 4,200,000 shares of restricted common stock in exchange for $ 147,000, net.

During the nine months ended June 30, 2006, the Company issued 150,000 shares of common stock in exchange for $ 15,000.

During the nine months ended June 30, 2006, the Company issued 850,000 shares of common stock for repayment of the $ 85,000 advance from Fusion.

During the nine months ended June 30, 2006, the Company issued an aggregate of 13,845,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. The exercise price related to the 13,845,000 shares of common stock totaled $593,664. The total cost of the Employee Stock Option Plan was $105,106.

During the nine months ended June 30, 2006, the Company issued 208,300 shares of restricted common stock in exchange for $ 10,000 in compensation. These shares were valued at .048 per share.

During the nine months ended June 30, 2006, a shareholder converted 14,000 shares of Series B preferred stock into 70,000 shares of common stock. Each share of Series B preferred stock converts into 5 shares of common stock.

During the nine months ended June 30, 2006, the Company exercised options and issued 8,000 shares of Series A preferred stock for accrued payroll. These shares were valued at .25 per share.

During the nine months ended June 30, 2006, the Company issued 3,200,000 shares of restricted common stock for $112,000 of accrued payroll. These shares were valued at .035 per share.

During the nine months ended June 30, 2006, shareholders converted 84,000 shares of Series A preferred stock into 420,000 shares of common stock. Each share of Series A preferred stock converts into 5 shares of common stock.

During the nine months ended June 30, 2006, the Company issued an aggregate of 730,000 shares of restricted common stock for a total of $ 33,652 in repayment of accounts payable. These shares were valued at a weighted average of .046 per share.

During the nine months ended June 30, 2006, the Company issued an aggregate of 750,000 shares of common stock for a total of $ 44,100 in repayment of accounts payable. These shares were valued at a weighted average of .05 per share.

During the nine months ended June 30, 2006, the Company issued 1,500,000 shares of Preferred Series A stock to an affiliate for a total of $ 150,000 in payment of a $ 50,000 past due Technology License Agreement, and $100,000 for a new 10 Year Technology License Agreement that expires in 2015. These shares were valued at a weighted average of .10 per share.

During the nine months ended June 30, 2006, the Company issued 3,600,000 shares of Preferred Series A stock to an affiliate for a total of $ 360,000 in payment of a three year Consulting Contract that expires in July 2007. These shares were valued at a weighted average of .10 per share.

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006 And 2005
(Unaudited)

NOTE E - MINORITY INTEREST (continued)

For the nine months ended June 30, 2006 the minority shareholders' share of the losses (income) of majority-owned subsidiaries was:

Amount

USM Capital Group, Inc.	$(11,209)
Sub Surface Waste Management of Delaware, Inc.	200,729
Sol-Tech Corporation
Bio-Con Microbes
Totals	$189,520

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
Nine Months Ended June 30, 2006 And 2005
(Unaudited)

NOTE G - SEGMENT INFORMATION (continued)

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

The following table summarizes segment asset and operating balances by reportable segment.

	For the Nine Months Ended June,
	2006	2005
Net Sales to External Customers:
Consulting and Financial Services	$--	$100,000
Engineering Services Corporate	444,082	619,715
Corporate	3,615	--
Total Sales to External Customers	$447,697	$719,715

Depreciation and Amortization:
Consulting and Financial Services	$--	$--
Engineering Services	18,151	8,887
Corporate	26,392	36,170
Total Depreciation and Amortization	$44,543	$45,057

General and Administrative Expense:
Consulting and Financial Services	$50	$1,409
Engineering Services	1,640,064	1,028,084
Corporate	1,223,955	1,506,997
Total General and Administrative Expense	$2,864,069	$2,536,490

Capital Expenditures:
Consulting and Financial Services	$--	$--
Engineering Services	57,030	--
Corporate	--	48,604
Total Capital Expenditures	$57,030	$48,604

Operating (Losses):
Consulting and Financial Services	$(50)	$98,591
Engineering Services	(1,522,911)	(890,513)
Corporate	(1,221,336)	(1,499,269)
Total Segment Operating Losses	$(2,744,297)	$(2,291,191)

Segment Assets:
Consulting and Financial Services	$277	$255
Engineering Services - Net	$584,612	$507,023
Corporate	$59,589	$272,557
Total Segment Assets	$644,478	$779,835

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006 And 2005
(Unaudited)

NOTE G - SEGMENT INFORMATION (continued)

One of the Company's business segments operated in two geographic locations.

Those geographic segments are:

* United States
* Mexico

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	June 30,	June 30,
	2006	2005
Net Sales To External Customers:
United States	$17,083	$219,801
Mexico	$430,614	$499,914
Total Sales To External Customers	$447,697	$719,715

Assets:
United States	$513,679	$779,835
Mexico	$130,799	$--
Total Assets	$644,478	$779,835

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

RESULTS OF OPERATIONS

For The Nine months ended June 30, 2006 And Nine months ended June 30, 2005

The Company had revenues of $447,697 and $76,661 during the nine months and three months ended June 30, 2006, a 38% and 75% decrease respectively as compared to $719,715 and $307,253 of revenues for the nine months and three months ended June 30, 2005. Revenues for the nine months ended June 30, 2006 consisted primarily of revenue generated from the contracts for the State of Puebla, Mexico. Revenues for the nine months ended June 30, 2005 consisted primarily of contracts for bio- remediation of hydrocarbons in contaminated soil for the state of South Carolina, a $100,000 consulting contract with USM Capital Group, and engineering support services provided in Mexico. The decrease in revenue is due to a decrease in revenue from consulting contracts by USM Capital Group.

The cost of revenues for the nine months and three months ended June 30, 2006 were $283,382 and $38,982, compared to $429,359 and $262,402 for the same period in 2005.

Gross profit for the nine months and three months ended June 30, 2006 was $164,315 and $37,679 or 37% and 49% of sales compared to a profit of $290,356 and $44,851 or 40% and 15% of sales for the corresponding period in fiscal 2005. The higher gross profit revenue in 2005 was due to consolidation of revenue from a $100,000 contract from USM Capital Group with no associated cost of revenue.

Selling, general and administrative ("SG&A") expenses for the nine months and three months ended June 30, 2006 totaled $2,864,069 and $1,035,781 compared to $2,536,490 and $743,906 for the same period in fiscal 2005. SG&A expenses for the nine months ended June 30, 2006 consisted mainly of occupancy, payroll, accounting and consulting services. The 13% increase and 39% increase in SG&A expenses for the nine months and three months ended June 30, 2006 were attributed to employee stock option plan expenses, and consulting services associated with business development in Mexico.

The Company incurred a loss from operations of $2,744,297 and $1,014,964 for the nine months and three months ended June 30, 2006, had negative cash flows from operations of $1,596,306 for the nine months ended June 30, 2006 compared to a loss from operations of $2,291,191 and $716,740 for the nine months and three months ended June 30, 2005, had negative cash flows from operations of $1,407,759 for the nine months ended June 30, 2005. Basic and diluted net loss per share was $(0.01) and $(0.00) for the nine months and three months ended June 30, 2006, compared to a loss of $(0.01) and $(0.00) for the nine months and three months ended June 30, 2005.

The Company is expecting the revenues for the year ended September 30, 2006, to be nearly equal to revenues generated the prior fiscal year. Although based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. There can be no assurance that the Company or SSWM will be able to raise such capital on acceptable terms. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

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

Liquidity And Capital Resources.

Cash and cash equivalents totaled $124,995 and $36,166 at June 30, 2006 and June 30, 2005. Net cash used in operations was $1,596,306, compared to cash used of $1,407,759 for the comparable nine months ended June 30, 2006 and 2005.

During the nine months ended June 30, 2006, the Company, with its subsidiaries, raised net proceeds of $1,669,831 through the issuance of common stock. As of June 30, 2006, the Company has negative working capital of $1,354,373 as compared to negative working capital of $2,030,567 as of June 30, 2005. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating capital requirements.

Of the $1,460,557 in accounts payable and accrued expenses, approximately $700,000 is over 6 months past due. There is the possibility that trade vendors may file lawsuits for non-payment. If such lawsuits are filed, management resources and funds would be diverted from operating activities.

During the period ending June 30, 2006, the Company has raised $1,577,939 principally through private placements of equity securities and debt.

The Company believes that it may generate sufficient cash to continue its operations through September 30, 2006, and anticipates that cash generated from planned private placements and projected revenues for consulting and during the next three quarters of fiscal 2006 will enable it to fulfill cash needs through fiscal 2006 operations.

The Company has approximately $5,885,000 remaining to be used on its equity financing agreement with Fusion Capital. However, in order to use this financing, the stock price must be $0.10 or better for a specified period of time

Although financing efforts are continuing, there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, may require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to successfully obtain additional future funding may jeopardize the Company's ability to continue its business and operations.

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

Risks And Uncertainties

For the nine months ended June 30, 2006, the Company has generated revenues of $447,697. During this same period, the Company incurred a net loss of $2,572,567 and had negative cash flows from operations of $1,596,306. As of June 30, 2006, the Company has an accumulated deficit of $30,408,910.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the fiscal quarter ending on March 31, 2006. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions

In October 2005, the Company issued 371,364 shares of restricted common stock in payment for accrued vacation. These shares were valued at .009 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In October 2005, the Company issued 500,000 shares of restricted common stock in payment of interest expense. These shares were valued at .03 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In January 2006, the Company issued 1,250,000 shares of restricted common stock in payment of compensation. These shares were valued at .016 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In February 2006, the Company issued 2,000,000 shares of restricted common stock for $24,000. These shares were valued at .012 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In February 2006, the Company issued 20,000 shares of Preferred Series C stock for $2,000. These shares were valued at .10 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In March 2006, the Company issued 2,000,000 shares of restricted common stock for $24,000. These shares were valued at .012 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In April 2006, the Company issued 2,000,000 shares of restricted common stock for $22,820. These shares were valued at .011 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In April 2006, the Company issued 1,125,000 shares of restricted common stock for an aggregate amount of $22,820. These shares had a weighted average value of .018 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In June 2006, the Company issued 2,000,000 shares of restricted common stock for $21,000. These shares were valued at .011 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

In June 2006, the Company issued 4,550,000 shares of restricted common stock for an aggregate amount of $75,500. These shares had a weighted average value of .017 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act,

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
10/01/05-	--	--	--	--
10/31/05	0	$0	0	0

11/01/05-	--	--	--	--
11/30/05	0	$0	0	0

12/01/05-	--	--	--	--
12/31/05	0	$0	0	0

01/01/06-	--	--	--	--
01/31/06	0	$0	0	0

02/01/06-	--	--	--	--
02/28/06	0	$0	0	0

03/01/06-	--	--	--	--
03/31/06	0	$0	0	0

04/01/06-	--	--	--	--
04/30/06	0	$0	0	$0

05/01/06-	--	--	--	--
05/31/06	0	$0	0	$0

06/01/06-	--	--	--	--
06/30/06	0	$0	0	$0

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

U.S. MICROBICS, INC.

Date: August 14, 2006	By:	/s/ Robert C. Brehm
Robert C. Brehm, President and Chief Executive Officer

COMPANY NAME CORPORATION

Date: August 14, 2006	By:	/s/ Conrad Nagel
Conrad Nagel, Chief Financial Officer