Form 10KSB
period 2006-09-30
US MICROBICS INC
filed 2007-01-16
CIK 774454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 The issuer's revenues for the fiscal year ended September 30, 2006 were $514,384.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $2,298,000 as of January 12, 2007.

Number of common shares outstanding as of January 12, 2007 was 422,654,801.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☒No ☐

U.S. MICROBICS, INC.

Report on Form 10-KSB

For the Fiscal Years Ended September 30, 2006

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

U.S. Microbics is a business development and holding company that acquires, develops and deploys innovative environmental technologies for environmental cleanup and agriculture yield enhancement using local resources and stimulating regional economies in developing nations.

The Company's mission, through its majority owned subsidiaries is to build shareholder value through the successful development of environmental companies and deployment of environmental technologies in the United States and developing nations.

The company technology subsidiaries are environmental business units utilizing the proprietary microbial technology, bioremediation patents, knowledge, processes and unique microbial cultures (collectively, the "Microbial Technology") to leverage the products and applications field proven over the past ten years in environmental cleanup and agricultural growth enhancement projects domestically and abroad. Current technology deployment is centered on Mexico and its favorable NAFTA treaty relations.

Subsidiary companies manufacture, develop and market proprietary microbial technologies that provide natural solutions to many of today's environmental problems. U.S. Microbics' microbes or "bugs" can be used to break down various hydrocarbon substances, including oil, diesel fuel, MTBE, PCE, certain toxic waste, and certain water and soil contamination.

The Company is establishing itself as a leading provider of environmental technology, services and products in clearly identified niche markets to companies in the United States and abroad through the deployment and licensing of technology that meets governmental standards, is environmentally friendly, creates new job opportunities, treats the source of the problem, and may replace conventional technology with definitive results. The technology is easy to use, offers high profit margins and proprietary protection through patent protection and may allow technology licensees to penetrate new markets using biological products and solutions.

U.S. Microbics' achievement of its objectives is highly dependent, on two major factors: (1) Completed projects utilizing the technology that demonstrate better-faster-cheaper-safer technology characteristics and (2) financial capability to sustain project cash flow requirements. During the past fiscal year, the company’s environmental cleanup subsidiary, Sub-Surface Waste Management of Delaware, Inc., (“SSWM”) has successfully demonstrated the environmental biotechnology in various field applications in the U.S. and Mexico where the technology is licensed and approved by the Mexican government agencies for use in Mexico,

Organizational Structure

U.S. Microbics has developed an organizational structure utilizing three divisions called Envrionmental Cleanup, Agriculture Enhancement and the Technology Group.. The Environmental Cleanup division consists SSWM and its subsidiary operations in the U.S. and Mexico and the Technology Group consists of multiple corporations for the purpose of segmenting its operations into distinct units for proprietary microbe or "bug" production (WCFC West Coast Fermentation Center), and research and development, licensing and patent protection (XyclonyX)and Agriculture Enhancement Group studies and deployes agricultural growth enhancement products on a limited basis through Bio-Con Microbes, Inc.. As the public holding company, U.S. Microbics coordinates the licensing of the Microbial Technology to its subsidiaries that in turn deploy the technology and sell products and services to end users and/or licensees.

U.S. Microbics and its subsidiaries are described more fully below:

U.S. Microbics, Inc.

U.S. Microbics orchestrates the operations of its subsidiaries and provides administrative functions to its subsidiaries at beneficial economies of scale. U.S. Microbics has provided the majority of capital needed to fund the subsidiaries to date. As the operating subsidiaries increase their revenues, they should begin to provide sufficient cash flow to support their individual operations either through business operations net cash flow or through their own capital raising transactions. U.S. Microbics intends to remain the majority shareholder in all subsidiary companies, whether they are public or not, so as to consolidate financial statements under the holding company thus providing increased shareholder value.

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

The principal technology assets of XyclonyX include the following:

Patents. The process patents to be licensed by XyclonyX include the following: decontamination of hydrocarbon contaminated soil--U.S. patent #5,039,415; and oil contamination clean up by use of microbes and air--U.S. patent 5,334,533. XyclonyX also owns the Australian patent #652103 entitled "Decomposition of Hydrocarbon Contaminated Soil" and has another patent entitled "The treatment of contaminated activated charcoal" which has been issued patent # 6,905,603.

Culture Collection. U.S. Microbics subsidiaries, through XyclonyX, have the exclusive world-wide rights to use a microbe culture collection developed over the past 30 years. The proprietary culture collection consists of 30 microbes that are combined into unique consortiums to solve particular environmental problems, increase agricultural production a nd reduce water consumption. The unique collection of microbes and the specific combinations of bacteria comprise the products manufactured by WCFC.

West Coast Fermentation Center

WCFC manufactures microbial blends by using fermentation technology, powder blending techniques and combinatorial liquefaction including microbial blends for the Remediline™, Wasteline™ and Bi-Agra™ product lines. WCFC operates a microbe laboratory, pilot plant and quality control center. WCFC's primary business is to cultivate microbial cultures that are sold to other subsidiaries of U.S. Microbics and also to third party end users.

WCFC manufactures the following four product lines:

BIO-RAPTOR™ Microbial Application System™ - added to conventional off-the-shelf technology
Wasteline™ - Anaerobic and Aerobic Waste Treatment Products
Remediline™ - Hydrocarbon Treatment Products
Bi-Agra™ - Agricultural Products, Biological Pesticides, Bio-Dynamic Products

Sub-Surface Waste Management of Delaware, Inc.

Sub-Surface Waste Management Inc. provides comprehensive civil and environmental engineering project management services including specialists to design, permit, build and operate environmental waste treatment systems using conventional, biological and filtration technologies. SSWM is capitalizing on its patented technologies registered in Mexico with SEMARNAT a Federal regulatory agency overseeing environmental compliance nationwide.

Overview of SSWM

References herein this section to the “Company”, “it” or “its” refer to Sub Surface Waste Management of Delaware, Inc. and its subsidiaries unless the context specifically states or implies otherwise.

The Company engages in developing, manufacturing and selling engineered remediation solutions for clean up of toxic waste releases to soil and groundwater and the bio-recycling of spent activated carbon filtration media. The treatments may be made directly to the contaminated soil or groundwater in the location at which the contamination was found ("in situ"), using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams. Alternatively, the treatments may require excavation of contaminated soil or pumping of groundwater ("ex situ"), and washing activated carbon filtration media with microbes to Bio-recycle the filtration media. The Company provides technical engineering consultation and microbial blends as a subcontractor on projects or executes the work directly as a primary contractor in connection with both ex-situ and in situ processes. The Company also provides comprehensive civil and environmental engineering project management services including specialists to design, permit, build and operate environmental waste clean-up treatment systems using conventional, biological and filtration technologies.

History

The Company was incorporated under the laws of the state of Utah on January 30, 1986 and was re-domiciled in the State of Delaware in February 2001 under the name of Covingham Capital Corporation ("Covingham"). Covingham was an inactive publicly registered corporation with no significant assets or operations. On December 20, 2002, Covingham entered into a Capital Stock Exchange Agreement ("Agreement") with the stockholders of Sub Surface Waste Management, Inc. ("SSWM"), then a wholly-owned subsidiary of U.S. Microbics, Inc., organized under the laws of the State of Nevada. Effective with the Agreement, all previously outstanding common stock, preferred stock, options and warrants owned by SSWM stockholders were exchanged for an aggregate of 10,774,000 shares of the Covingham's common stock, 5,360,000 shares of the Covingham's series A convertible preferred stock, and stock options for 400,000 shares of Covingham's series A convertible preferred stock.

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

Mission

As of the end of the year 2004 the Company refocused its attention to pursue new work in Mexico to take advantage of the promulgation and enforcement of new environmental regulations comparable to U.S. federal standards under a signed treaty protocol of the North American Free Trade Agreement (NAFTA). Under these regulations the Company's proven and U.S. patented application technologies were successfully registered with SEMARNAT (Secretary of the Environment) and its enforcement agency PROFEPA (Mexico EPA). Under Mexico environmental regulations contractors must employ SEMARNAT approved and registered technologies for the remediation of toxic impacts and releases to the environment. The Company seeks to exploit its early entry and recognition into this newly created regulatory driven cleanup market through its contract with a U.S. manufacturer in Torreon, Mexico since 2004 providing environmental site assessment, engineering design and subsequent remedial action plan for the above ground surface (ex-situ) and below ground surface (in-situ) cleanup of petroleum hydrocarbon machine oil releases whose work plan has been approved and followed by PROFEPA. In 2005 the Company decided to hire a reputable and proven marketing firm with a successful track record in introducing U.S. based service technology companies into the market in Mexico. The goal is to establish a permanent source of project revenue in Mexico capitalizing on early entry and securing sustaining revenues with Federal and State clients through teaming arrangements and direct contracts.

In early 2006, the Company authorized the initiation of a new consolidating entity. Environmental Tec International, S.A. de C.V. (ETI) is a wholly owned subsidiary company of SSWM and is a registered legal company in the Estados Unidos Mexicanos (United Mexican States) or otherwise known as the Republic of Mexico chartered to pursue and execute environmental engineering, remediation and infrastructure projects. ETI itself has a subsidiary company in Mexico named Environmental Tec Constructores, S.A. de C.V. (Constructores) which has been established for the placement of direct hire labor whether professional, technical or manual as required to execute project contract commitments. Both ETI and Constructores are legally domiciled in Ciudad Juarez, Chihuahua, Mexico with project offices of convenience as required throughout the Republic of Mexico.

Remediation Services And Products

The Company provides engineered remediation solutions for cleanup of toxic waste releases to soil and groundwater. Prior to 2005, these services have been sold principally in the United States. Treatment may be in situ, using wells and subsurface injection/extraction points to administer the Company's proprietary microbial blends for bioremediation of various waste streams. The Company also provides ex situ treatment services using its Bio-Raptor™ system in conjunction with its proprietary microbial blends, providing direct technical engineering consultation as needed. The Company also uses the process from a recently granted a U.S. patent for its Bio-GAC™ system as a cost effective liquid and vapor phase waste stream treatment system for the removal of toxics such as petroleum hydrocarbons, perchlorates and other volatile organic compounds.

The Company also uses on some projects a unique collection of microbial cultures developed over a thirty-year period and licensed to the Company by XyclonyX, a subsidiary of U.S. Microbics, Inc., its parent company. The Company uses these cultured specific microbial blends to address specific identified wastes. The Company's in-house technicians work with an assigned Project Engineer to develop a site-specific engineered-remedial solution that will meet or exceed regulatory agency requirements.

Some of the past uses of the Company's products and processes include, but are not limited to, the following:

•	In situ bioremediation of underground contaminants in soil and groundwater;
•	Ex situ bioremediation of contaminants;
•	Bio-recycling of spent activated carbon filtration media; and
•	Open-water (both fresh and marine) containment/treatment bioremediation.

The Company's remediation technologies meet the requirements of the various industries as well as the EPA provision for application of naturally occurring and non-genetically modified microbes. The XyclonyX microbial products have received approval as "relatively safe" from the U.S. Department of Agriculture, its highest rating.

Sales And Marketing Of Services

The Company markets products and services directly to private and governmental clients, through sales agents and through joint venture partners utilizing revenue sharing agreements. The Company is also a technology service provider to third parties who have contracts with their own remediation clients.

Bio-Raptor™

Bio-Raptor™ is the Company's patented ex-situ bioremediation treatment system for cleaning up hydrocarbon-contaminated soil. The Bio-Raptor™ screens and treats soil contamination on-site, thereby reducing costs, maximizing material treatment surface area and aeration, reducing retention time, minimizing potential liability through on-site treatment and eliminating contaminant transportation-related risks and site downtime.

Bio-Raptor™ has high-throughputs of up to 500 tons per hour with larger and smaller customized models engineered to fit specific site remediation requirements. The Company has signed a Technology License Agreement with an affiliate, Xyclonyx, granting the Company a sub-license to use products, technical information and patent processes related to the Bio-Raptor™.

BAC™& Bio-GAC™

BAC™ and BioGAC™ are the bio-recycling technologies used to reactivate or extend the service life of on-line activated carbon filtration media used to control toxic pollutant emissions from both air and water waste streams. Examples include gasoline and diesel tank storage air filter systems and industrial waste water filters that feed the publicly owned treatment system.

Proprietary Microbial Blends

The Company purchases microbial blends from West Coast Fermentation Center, Inc., its parent company's wholly owned subsidiary, which manufactures and uses its own microbial blends for bioremediation purposes. Because of the high quality of the microbial blends purchased from West Coast Fermentation Center, Inc., and the Company’s desire to exercise a high degree of control and confidentiality over the manufacturing process, the Company has not considered alternative sources.

MTBEctomy™ - Formulated specifically to address the need for rapid remediation of MTBE and its daughter products such as Tri Butyl Alcohol. MTBEctomy™ is injected directly into impacted soil & groundwater resources to bioremediate the gasoline fraction containing MTBE in situ for underground leakage and cleanup of gasoline/fuel containment vessels (e.g. gasoline station tanks, etc.). The Company is currently the only licensee of this process for in situ treatment of petroleum contamination.

Remediline™-30xh - Formulated to deal effectively with the heavy, tarry types of oils, coal tars, and organic sludges. This product is particularly well suited for phenolic and other aromatic chemical structure wastes. Usually the product of choice for coking and wood preserving wastes.

Remediline™-30xfa - Biological above ground site remediation process used on hydrocarbon contaminated soils.

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

In August 2004 the Company's teaming partner Grupo Bartlett, S.A. de C.V. secured a registration license for the Company's licensed U.S. patented treatment systems with SEMARNAT, the environmental protection agency of the federal government of Mexico. This license allows the Company through its teaming partner to apply its technology solution for pollution cleanup contracts throughout Mexico. Only registered license technologies can be used by contractors in Mexico to address toxic cleanups approved by SEMARNAT. It is the belief of the Company that the license is one of the first five remediation technology systems approved.

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

The Company's representative clients include, UNOCAL, BARMAC (Brown & Root, McDermott), BP-ARCO, Chevron, Allied Waste Company, American Industrial Manufacturing Services (Denso North America), the law firm of Pepper Hamilton, LLP, Caratron Industries, Inc., Horsehead Industries, Signal Hill Petroleum, Global Solutions, Inc. & Fletcher Oil Co., LLC, Hopkins Real Estate Group, The Arthur Pearlman Group, One Hour Martinizing™, O. F. Mossburg & Sons, Applied Technical Solutions, ATC Associates, Enviro-Sciences and S&ME Consulting Engineers, ISE (InSinkErator), City of Chula Vista, CA, Whittaker Corporation, MFG/Tetra Tech, Grupo Protexa de Mexico, Charles Taylor Consultants of Mexico (Agents for Lloyd's of London Insurance Underwriters) and the South Carolina Department of Health & Environmental Control. More recently the Company’s clients have included the State of Puebla, Mexico and the Federal Electricity Commission of Mexico (CFE).

Competition

There are various methods that can be used to remediate soil. A comparison of these methods and the advantages and disadvantages of each method is shown in the table below.

Remediation Methods

Method	Costs	Pro	Con
Competitive Methods:
Thermal Desorbtion	• $80-120 per ton (mobile treatment)	• Soil with gasoline and light hydrocarbons.	• Low temperature heat only removes volatile constituents.
Incineration	• $150-$400 per ton (mobile incineration) • $300-$1,000 per ton (fixed incineration)	• At high temperatures, can sufficiently burn most compounds. • Works for light and heavy hydrocarbons	• Expensive excavation. • Can generate more hazardous compounds. • Projects can last many years. • Doesn't remediate heavy fuels.
Vapor Extraction	• Well field treatment, depends on time in field, cost up to $150,000 plus per acre	• Works for light hydrocarbons. • Can be inexpensive if concentrations are dilute.	• Lengthy time frames. • Doesn't work for heavy Bio-venting fuels such as diesel fuel.
Air Sparging	• Relies on bio-stimulation to reach cleanup goals, cost up to $500,000 per acre	• Works best for light hydrocarbons.	• Lengthy time frames. • Doesn't work for heavy fuels. • Treatment can take many years. • Expensive. • Carbon Filters often become obstructed.
Pump and Treat with carbon	• 5 Gallons Per Minute (GPM), $0.04-$0.06 per gallon	• Unobtrusive method.	• Carbon Filters must be recycled. • Waste disposed in traditional landfill.
Landfill Disposal	• $25-$100 per ton plus tax, transportation and licenses	• Contamination no longer is on your property.	• You are now legally responsible for the entire landfill.
Company's Methods:
Bio-GAC™	• 5 GPM, $.025-.03 per gallon	• Can be inexpensive.	• Depending on local cleanup limit regulations, i.e. TBA from MTBE may require more treatment time.
Bio-augmentation	• $15 to $100 per ton	• Inexpensive. • Can remediate all contaminants. • Unobtrusive.	• Lasts only up to several months, but may remediate at the source.

The Company believes that it can establish a competitive edge in the bioremediation market for three primary reasons. First, because the Company is majority-owned by a microorganism manufacturer, management believes that it can favorably compete in pricing with any distributor or contractor. Most microorganisms used in bioremediation are purchased from manufacturers by distributors who sell to outside contractors. Each additional entity in the distribution chain increases the cost of microorganism blends.

Second, because it has in-house engineering ability, the Company is able to execute remediation projects for its customers using these custom microbial blends not available to competitors. The Company licenses microbial cultures from U.S. Microbics, Inc. The Company has also licensed patented processes and other proprietary microbial products, unavailable to others, for a use on a wide range of toxins. Management believes that these unique blends, high microorganism counts, and extensive applications histories gives the Company a competitive edge over other providers of bioremediation services.\

And thirdly, the Company has made an early entrance into the remediation market and believes that it has an additional competitive edge over other remediation service providers.

Intellectual Property

The Company sub-licenses two patents from XyclonyX, an affiliate of the Company: (1) a patent for a method of treating hydrocarbon spills, which was issued on August 13, 1991; (2) a patent for a method of treating hydrocarbon contaminated soil issued on August 2, 1994, and (3) a patent for treatment of contaminated activated charcoal issued June 14, 2005

The Company's Chief Engineer Behzad Mirzayi, P.E., in conjunction with XyclonyX developed the BAC™ and Bio-GAC™ carbon recycling technology and carbon treatment of contaminated activated charcoal, for which a patent was filed on January 18, 2002 with the U.S. Patent and Trademark Office. In July 2004, the Company were notified that the patent was granted. The patent was published on June 14, 2005, Patent No.: US 6,905,603 B2. SSWM has completed a renewal of its license agreement with XyclonyX.

Research And Development

During the past two years the Company has done a minimal amount of basic research and development amounting to less than $50,000 in each fiscal year. Subject to available financing, the Company plans to spend approximately $150,000 to $200,000 on research and development over the next fiscal year, integrating its engineering services to incorporate new waste treatments into its final engineering design for customer project work.

USM Capital Group, Inc.

USM Capital Group, Inc. (UCGI) was incorporated in the State of Nevada, June 7, 2002. UCGI and has generated revenues and cash flow supporting affiliate subsidiary companies of U.S. Microbics by (1) Generating revenues in exchange for providing consulting services to clients, (2) Selling stock in client companies obtained for services in exchange for providing financial advisory services , and (3) Providing Administrative and Investor Relations services to client companies.

Human Resources

As of September 30, 2006, U.S. Microbics had 4 full-time employees and 4 full-time and 4 part-time consultants, for a combined total of 12 employees and consultants. U.S. Microbics' personnel are employed as follows: 4 in administrative functions; 2 in production support and engineering; 2 in financial activities, and 4 in business development and promotion. During fiscal year 2007, U.S. Microbics intends to hire additional consultants and employees in the areas of accounting, engineering, administration, and technical support. U.S. Microbics must also recruit additional qualified personnel for key positions in its microbial manufacturing and sales operations, including qualified personnel for product management, quality control functions. U.S. Microbics' failure to effectively recruit, hire, train and manage qualified personnel could have a material adverse effect on its business, financial condition and results of operations. See "Risk Factors-Our success depends in large part on our ability to attract and retain key employees and management."

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

Our Ability to Continue Operations is Dependent on a Number of Factors.

U.S. Microbics, Inc., and its subsidiaries are start-up companies with a business plan based on microbial technology, engineering application expertise and nine years of operating experience. We have experienced annual operating losses and negative operating cash flow since our changeover to an environmental biotechnology firm in 1997.

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

We are a start-up company engaged in developing and selling microbial technology and engineering application expertise. We have yet to establish any history of profitable operations. We have incurred annual operating losses of $3,539,190, $2,997,661, $4,041,046, $4,079,581, and $3,999,356, respectively, during the past five fiscal years of operation. As a result, at September 30, 2006, we had an accumulated deficit of $31,375,534. We have incurred net losses from continuing operations of $3,922,614 and $3,337,320 for the fiscal years ending September 30, 2006 and September 30, 2005. Our revenues have not been sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our products and services. No assurances can be given when this will occur or that we will ever be profitable.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended September 30, 2006, relative to our ability to continue as a going concern. Note R to our financial statements addressed management’s plans to address the working capital deficit. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We will most likely need to raise cash and additional working capital to cover the anticipated shortfall in our cash and working capital until such time as we become cash flow positive based solely on sales and service revenues less operating and other costs. At September 30, 2006, we had a working capital deficit of $1,651,309. The independent auditor's report for the year ended September 30, 2006, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $2,128,991 as of September 30, 2006, and an operating cash flow deficit of $2,033,865 for the year ended September 30, 2005. We do not currently have sufficient financial resources to fund our operations or those of our subsidiaries. Therefore, we need additional funds to continue these operations.

On June 10, 2004 our subsidiary Sub Surface Waste Management of Delaware, Inc., (“SSWM”), entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, pursuant to which Fusion Capital has agreed to purchase up to an aggregate, under certain conditions, of $6.0 million of their common stock. SSWM only has the right to receive $12,500 per trading day under the agreement with Fusion Capital unless our stock price equals or exceeds $0.70, in which case the daily amount may be increased under certain conditions as the price of SSWM common stock increases. Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.10. Assuming they sell 12,000,000 shares to Fusion Capital pursuant to the common stock purchase agreement, the selling price of our common stock to Fusion Capital would have to average at least $0.50 per share for them to receive the maximum proceeds of $6.0 million. However, SSWM has sold shares to Fusion during the year ended September 30, 2006 at varying price levels, leaving the remaining shares on the agreement at 7,679,251. Assuming SSWM sells 7,679,251 shares to Fusion Capital pursuant to the common stock purchase agreement at a purchase price of $0.10 per share (the closing sale price of the common stock on January 11, 2007 was $0.03), proceeds to SSWM would only be $767,925, unless it chooses to sell more than 7,679,251 shares, which it has the right, but not the obligation, to do. Of the $767,925, approximately $183,455 would be used to repay a note payable to Fusion Capital, for both principal and interest accrued as of September 30, 2006.

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

We currently have an extremely small staff comprised of 4 employees and 8 full time and part time consultants including employees of all subsidiaries. Although we believe that our employees, together with the consultants currently engaged by our company, will be able to handle most of our additional management, administrative, research and development, sales and marketing, and manufacturing requirements in the short term as we ramp up our sales and operations, we will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

We do not anticipate paying cash dividends on our common shares in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends or that even if the funds are legally available, that the dividends will be paid.

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

ITEM 2. DESCRIPTION OF PROPERTY

Since September 2004, the Company occupied new facilities of approximately 12,500 square feet of manufacturing, research and development and administration office space in the Camino Corporate Center in Carlsbad, California and 800 square feet of administration office space in Littleton, Colorado for the SSWM Engineering Services Division. The Company has a five-year lease commitment on the Carlsbad facility, which expires on August 31, 2008, with a five-year option and a right of first refusal on adjacent space. The Company has a month-to-month lease agreement on the Littleton facility. The Company also leases office space in Mexico City. The Company believes that these facilities should provide adequate space for the next year at which time one or more of the subsidiaries may have to relocate to other space. The monthly rent for each on the Carlsbad, California facility is $ 13,507, $ 866 for the office space in Littleton, and $ 3,000 for the office space in Mexico.

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

	Bid Price
Period	High	Low
December 31, 2006	$.01	$.01

Fiscal Year 2006:
September 30, 2006	$.02	$.01
June 30, 2006	.02	.01
March 31, 2006	.02	.02
December 31, 2005	.04	.02

Fiscal Year 2005:
September 30, 2005	$.07	.01
June 30, 2005	.02	.01
March 31, 2005	.05	.02
December 31, 2004	.03	.02

Holders

We have approximately 1,650 record holders of our common stock as of stock as of January 12, 2007.

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

Securities Authorized for Issuance Under Equity Incentive Plans

Set forth in the table below is information regarding awards made through compensation plans or arrangements through September 30, 2006, the most recently completed fiscal year.

Category	Number of Securities to be issued upon exercises of outstanding options and warrants	Weighted Average Exercise Price Of Outstanding Options and Warrants	Number of Securities available For future Plan Issuance
Equity compensation plans Approved by shareholders
2005-I Incentive Equity Stock Plan		$0.00
2005-II Incentive Equity Stock Plan		$0.00
Equity compensation plans not approved by shareholders	N/A

On April 21, 2003 our Board of Directors adopted the 2003 Incentive Equity Stock Plan (the "2003 Plan"). The 2003 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 10,000,000 shares of our Common Stock for awards to be made under the 2003 Plan. On April 25, 2003 we filed a registration statement on Form S-8 to register 5,000,000 of these shares. The 2003 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2003 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2003 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2003 Plan available for grant at September 30, 2005 was 0.

 On February 11, 2004 our Board of Directors adopted the 2004 Incentive Equity Stock Plan (the "2004 Plan"). The 2004 Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 25,000,000 shares of our Common Stock for awards to be made under the 2004 Plan. On February 16, 2004 we filed a registration statement on Form S-8 to register 15,000,000 of these shares. On April 14, 2004 we filed a registration statement on Form S-8 to register 10,000,000 of these shares. The 2004 Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2004 Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2004 Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2004 Plan available for grant at September 30, 2006 was 0.

 On March 22, 2005, our Board of Directors adopted the 2005-I Incentive Equity Stock Plan (the "2005-I Plan"). The 2005-I Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 50,000,000 shares of our Common Stock for awards to be made under the 2005-I Plan. On April 7, 2005 we filed a registration statement on Form S-8 to register 50,000,000 of these shares. The 2005-I Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2005-I Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2005-I Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2005-I Plan available for grant at September 30, 2006 was 0.

 On August 25, 2005, our Board of Directors adopted the 2005-II Incentive Equity Stock Plan (the "2005-II Plan"). The 2005-II Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 50,000,000 shares of our Common Stock for awards to be made under the 2005-II Plan. On September 9, 2005 we filed a registration statement on Form S-8 to register 50,000,000 of these shares. The 2005-II Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2005-II Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2005-II Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2005-II Plan available for grant at September 30, 2006 was 0.

 On April 10, 2006, our Board of Directors adopted the 2006-I Incentive Equity Stock Plan (the "2006-I Plan"). The 2006-I Plan authorizes the issuance of options, right to purchase Common Stock and stock bonuses to officers, employees, directors and consultants. We reserved 50,000,000 shares of our Common Stock for awards to be made under the 2006-I Plan. On April 11, 2006 we filed a registration statement on Form S-8 to register 50,000,000 of these shares. The 2006-I Plan is administered by a committee of two or more members of the Board of Directors or, if no committee is appointed, then by the Board of Directors. The 2006-I Plan allows for the issuance of incentive stock options (which can only be granted to employees), non-qualified stock options, stock awards, or stock bonuses. The committee, or the Board of Directors if there is no committee, determines the type of option granted, the exercise price, the option term, which may be no more than ten years, terms and conditions of exercisability and methods of exercise. Options must vest within ten-years. Under the 2006-I Plan, the exercise price may not be less than fair market value on the date of grant for the incentive stock options, and not less than 85% of the fair market value on the date of grant for non-qualified stock options. The number of options under the 2006-I Plan available for grant at September 30, 2006 was 14,867,766.

Recent Sales of Unregistered Securities

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the last three years. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c)

In September 30, 2006, a shareholder converted 500 shares of Series C preferred stock into 50,000 shares of common stock. Each share of Series C preferred stock converts into 100 shares of common stock.

In September 2006, the Company issued 2,000,000 shares of restricted common stock as for payroll and accrued expenses totaling $20,000. These shares were valued at a weighted average of $0.01 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In August 2006, the Company issued 2,000,000 shares of restricted common stock as for payroll and accrued expenses totaling $24,000. These shares were valued at a weighted average of $0.012 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In June 2006, the Company issued an aggregate of 4,550,000 shares of restricted common stock as compensation to consultants in exchange for a total of $75,500 of services and expenses incurred. These shares were valued at a weighted average of $0.016 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In June 2006, the Company issued 3,000,000 shares of restricted common stock as for payroll and accrued expenses totaling $31,000. These shares were valued at a weighted average of $0.0105 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In April 2006, the Company issued 2,000,000 shares of restricted common stock as for payroll and accrued expenses totaling $22,820. These shares were valued at a weighted average of $0.01141 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In April 2006, the Company issued an aggregate of 1,125,000 shares of restricted common stock as compensation to consultants in exchange for a total of $20,500 of services and expenses incurred. These shares were valued at a weighted average of $0.018 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In March 2006, the Company issued an aggregate of 2,000,000 shares of restricted common stock in exchange for $24,000. These shares were valued at a weighted average of $0.012 per share.

In February 2006, the Company issued 20,000 shares of preferred series C stock in exchange for $2,000. These shares were valued at a weighted average of $0.10 per share.

In February 2006, the Company issued an aggregate of 2,000,000 shares of restricted common stock in exchange for $24,000. These shares were valued at a weighted average of $0.012 per share.

In January 2006, the Company issued an aggregate of 1,250,000 shares of restricted common stock as compensation to consultants in exchange for a total of $20,000 of services and expenses incurred. These shares were valued at a weighted average of $0.016 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In October 2005, the Company issued 371,364 shares of restricted common stock as for accrued vacation expenses totaling $3,342. These shares were valued at a weighted average of $0.009 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In October 2005, the Company issued 500,000 shares of restricted common stock as for accrued interest expenses totaling $15,000. These shares were valued at a weighted average of $0.003 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

In September 30, 2005, a shareholder converted 300 shares of Series C preferred stock into 30,000 shares of common stock. Each share of Series C preferred stock converts into 100 shares of common stock.

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

Overview

During fiscal year 2006, the Company's efforts were directed to developing its biotechnology product line, fund raising, building organizational infrastructure, and help Sub-Surface Waste Management of Delaware, Inc. (SSWM) procure remediation contracts through the use of the Microbial Technology with engineered solutions.

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

Segment Reporting

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2006 and 2005 the Company operated in the following two reportable segments:

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

Results of Operations

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005:

The Company had revenues of $514,384 for fiscal year ended September 30, 2006 compared with revenues of $1,199,334 during the fiscal year ended September 30, 2005. This represents a decrease in revenue for 2006 from 2005 of 57%. The Company incurred a net loss of $3,539,190 in fiscal year ended 2006 compared to a net loss of $2,997,661 in fiscal year ended 2005. The loss incurred in fiscal 2006 was approximately 18% greater than that of 2005.

During fiscal year ended 2006, the Company had decreased revenues, primarily due to the discontinuation of several jobs by its subsidiary, Sub Surface Waste Management. In addition, the Company has been in pursuit of further developing its business operations in Mexico. Please refer to the segment reporting footnote in the financial statements. The Company had gross profit during fiscal years ended 2006 and 2005 of $40,590 and $429,765 respectively. The gross income for 2006 decreased by 90% from fiscal 2005.

Selling, general and administrative ("SG&A") expenses for fiscal year ended 2006 totaled $3,903,629 compared to $3,707,426 in fiscal year ended 2005. SG&A expenses increased in the fiscal year 2006, 5.3 % over SG&A expenses in 2005. SG&A expenses consisted of accounting, legal, consulting, public relations, subsidiary startup and organization and fund raising expenses. SG&A expenses also included non-cash charges from the issuance of stock in the amounts of $762,531 for fiscal year 2006 and $1,101,820 for fiscal year ended 2005, a year-to-year decrease of $339,289.

Interest expense for fiscal year ended 2006 was $67,989 compared to $133,198 for fiscal year 2005. The decrease in interest expense of $65,209 was due primarily to a decrease in outstanding notes payable.

As a result of the above-mentioned expenses, the net loss for fiscal 2006 was $3,539,190 compared to $2,997,661 for fiscal year ended 2005. This represents an increase in the net loss for 2006 over 2005 of $541,529 or a 18% decrease. Net loss per share decreased to $0.011 in fiscal year ended 2006 from a net loss per share of $0.017 in fiscal year ended 2005. The decrease in the net loss per share was due to the increase in weighted average common shares outstanding from 311,072,079 as of September 30, 2006 to 173,078,669 as of September 30, 2005.

There was no provision for income taxes in either fiscal year ended 2006 or fiscal year ended 2005 due to the net operating loss carry forwards from prior years, and the likelihood that the Company would be able to utilize these net operating losses in the future.

Liquidity and Capital Resources

Cash and cash equivalents totaled $341,678 on September 30, 2006, compared to $108,498 for the prior fiscal year ended September 30, 2005. During the fiscal year ended 2006, net cash used by operating activities totaled $2,128,991 compared to $1,946,996 for the fiscal year ended 2005. Operating activities included payments for accounting, legal fees and professional services.

Net cash provided by financing activities for fiscal year ended 2006 totaled $2,383,629 compared to $2,041,206 for the prior fiscal year. In 2006 funds were raised by issuing stock under the Employee Stock Option Plan of $1,297,801 by the Company, as well as $446,003 by a subsidiary. This is compared to the fiscal year 2005, in which funds were raised by issuing stock under the Employee Stock Option Plan of $596,000 by the Company, and $526,926 by a subsidiary. Additional funds of $345,000 were also provided by drawing from a $500,000 line of credit with Pilgrim Bank.

The Company has raised capital to meet its working capital and financing needs in the past, however, additional financing is required in order to meet its current and projected cash flow deficits from operations and development. The Company has obtained financing in the form of equity in order to provide the necessary working capital. On June 10, 2004, SSWM entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC ("Fusion") a Chicago-based institutional investor. Under terms of the agreement, Fusion has agreed to purchase from SSWM up to $6.0 million of its common stock over a 24-month period. Since the Securities & Exchange Commission declared effective a registration statement covering the securities issued or issue able to Fusion on November 9, 2004, each month SSWM has the right to sell to Fusion up to $250,000 of its common stock at a purchase price based upon the market price of SSWM's common stock on the date of each sale without any fixed discount to the market price. SSWM may also require Fusion to purchase lesser or greater amounts of its common stock each month up to $6.0 million in the aggregate. SSWM has the right to control the timing and the amount of stock sold to Fusion Capital. SSWM has the right to terminate the agreement at any time without any additional cost. SSWM also has the right, at its election, to enter into a new agreement with Fusion Capital under which Fusion would be required to purchase up to an additional $6.0 million of SSWM's common stock on the same terms and conditions as the original agreement.

A limiting factor on SSWM’s ability to sell shares of common stock to Fusion Capital is that there is a floor price of $0.10 per share. Until the market price of SSWM’s common stock is at or above $0.10 it will not be able to sell its common stock to Fusion Capital.

In addition, on August 4, 2004, SSWM entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The Note matured on January 31, 2005, and may be redeemed by SSWM, subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into SSWM’s common shares. The Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted, SSWM may issue more than 840,000 shares of its common stock to Fusion Capital, including interest as of the conversion date. SSWM has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note. On September 11, 2006, SSWM issued an aggregate of 3,256,094 shares of common stock to retire $50,000 of principal and $15,121 of accrued interest. These shares were valued at a weighted average of $0.02 per share.. The remaining balance of interest and principal on this note as of September 30, 2006 is $183,455 including $33,455 of accrued interest.

From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, SSWM shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest.

In the event Fusion Capital does not accept common stock as payment of their note, SSWM will be obligated to raise additional capital of $183,455 possibly through the sale of restricted common stock or through additional borrowings.. There is no assurance that SSWM will be able to raise the required funds to repay the loan to Fusion Capital.

On September 9, 2006, SSWM entered into a $500,000 line of credit agreement with a Pilgrim Bank maturing on September 9, 2007. The line of credit agreement is collateralized by substantially all the assets of the Company and a pledged certificates of deposit held as collateral by one of the Company’s affiliates. The line of credit has a fixed rate of interest of 7% per annum. As of September 30, 2006, the balance outstanding was $345,000.

To obtain this line of credit, a finance fee of 3,000,000 shares of SSWM restricted common stock was issued to an affiliate at discount of $0.032 per share. This resulted in a finance fee of $96,000 which is being amortized over the 12 month term of the debt. During the year ended September 30, 2006 , SSWM amortized $5,523 of this amount to interest expense

Net cash used by investing activities during fiscal year ended 2006 totaled $21,458 primarily from the purchase of property and equipment for operations in Mexico. In fiscal 2005 the company had net cash provided by investing activities of $62,458 primarily from a reduction in restricted cash balances.

Net working capital (current assets less current liabilities) was a negative $1,651,309 as of September 30, 2006 and negative $1,381,177 as of September 30, 2005. Working capital decreased by $270,132 or 19.5% from fiscal 2006 to 2005. The Company had a balance due on its payroll taxes deposits as of September 30, 2006 of approximately $204,735.

The Company needs to continue to raise funds through various financings to maintain its operations until such time as cash generated by operations is sufficient to meet its operating and capital requirements. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all. The Company had no long-term debt as of September 30, 2006.

Total shareholders' deficit increased to $7,586,257 during fiscal year ended 2006 from $6,450,519 for fiscal year ended 2005, or an increase of $1,135.738. The increase was the result of a net loss of approximately $3,539,190 less increases resulting from issuance of common stock and stock options under the employee stock option plan of $1,526,779, issuance of common stock in settlement of accrued expenses of $319,363, and issuance of common stock to consultants for services of $183,000

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

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

During fiscal year 2007, the Company projects expenditures for plant and equipment of approximately $150,000 and research and development costs of less than $100,000, assuming the Company raises projected capital. Research and development costs will be associated primarily with applications of in -situ bio-remediation, agriculture and water treatment.

The independent auditor's report on the Company's September 30, 2006 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Plan of Operations for the Fiscal Year Ending September 30, 2007

The Company’s objective is to operate profitably in 2007 by establishing profitable operations for SSWM in the bioremediation market using in-situ groundwater and wastewater treatment and the installation of drinking water systems in domestic and international markets. SSWM has a management team, capable of guiding them to profitable operations with sufficient working capital.

The SSWM engineering team has been working together over 9 years and has enjoyed a successful track record with prior companies and has commenced building a similar track record in SSWM.

With the revenue-generating project experience over the past year, SSWM has assisted the Company to switch from a research and development to a revenue-generating service company supported by a professional engineering staff. This marketing change, together with the industry shift to "Pay-for-Performance" projects in both markets, requires numerous technology demonstrations, longer marketing cycles, political support, local environmental agency approval, and customer awareness of alternative technologies that are "better, faster, cheaper and safer", using mother nature's technology coupled with sound engineering principals, rather than conventional technology. This marketing change to an alternative technology requires a paradigm shift in thinking and each company has adopted the "Pay-for-Performance" concept to help facilitate implementation of projects and related follow-on projects, which establish the economical and environmental benefits of the Microbial Technology. Based upon the successful projects and demonstrations completed during fiscal year 2005, SSWM expects additional profitable projects to be undertaken in fiscal year 2006 as working capital is raised in SSWM to fuel the growth. The Company expects to raise $5MM for SSWM via capital offering of SSWM and secure an additional $20MM of project financing. After the SSWM financing is in place, the Company will determine whether it should follow the same strategy with Bio-Con Microbes for agricultural applications.

With additional equity capital raised through SSWM, the Company plans to expand the SSWM project base in the United States and in Mexico. The Company intends to raise additional capital to fund operations through September 2007, and anticipates that cash generated from financings and projected revenues will enable it to fulfill cash needs for fiscal year 2006 operations. There can be no assurance that the Company will be able to raise such funds on terms acceptable to the Company, if at all, or to generate such revenues. There can be no assurance that the Company will receive such financing or generate revenues in the time frame anticipated, if at all.

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

New Accounting Standards

Recent Accounting Pronouncements

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

SFAS 152. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

SFAS 123R. On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock Warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. Accordingly, the Company will implement the revised standard in the forth quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

FIN 47. In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its financial position, results of operations or cash flows.

SFAS 154. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its financial position, results of operations or cash flows.

SFAS 155, On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

SFAS 156, In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

SFAS 157. In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

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

ITEM 7. FINANCIAL STATEMENTS

Securities and Exchange Commission

Washington, D.C. 20549

Financial Statements and Schedules

September 30, 2006 and 2005

U.S. Microbics, Inc. and Subsidiaries

Index to Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at September 30, 2006	F-3

Consolidated Statements of Operations for the years ended September 30, 2006 and 2005	F-4

Consolidated Statement of Deficiency in Stockholders' Equity for the two years ended September 30, 2006	F-5 ~ F-6

Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005	F-7 ~ F-8

Notes to Consolidated Financial Statements	F-9 ~ F-29

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

Board of Directors
U.S. Microbics, Inc. and Subsidiaries
Carlsbad, CA

We have audited the accompanying consolidated balance sheet of U.S. Microbics, Inc. and subsidiaries (the "Company") as of September 30, 2006 and the related consolidated statements of operations, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of September 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

McLean, Virginia
January 5, 2007

U.S. Microbics, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2006

2006
Assets
Current Assets:
Cash and Cash Equivalents	$341,678
Accounts Receivable	49,994
Prepaid Expenses and Other Assets (Note C)	155,415
Total Current Assets	547,087

Property and equipment - net (Note D)	152,614
Other assets	30,310

Total Assets	$730,011

Liabilities and Deficiency in Stockholders' Equity
Current Liabilities:
Line of Credit (Note E)	$345,000
Accounts Payable and Accrued Liabilities (Note F)	1,591,567
Note Payable (Note G)	150,000
Notes Payable to Related Parties, current portion (Note H)	111,829
Total Current Liabilities	2,198,396

Minority Interest (Note L)	6,117,872

Commitments and Contingencies (Note O)	-

Deficiency in Stockholders' Equity (Note I):
Preferred Stock
Convertible Preferred Stock, $.10 par value, authorized 20,000,000 shares:
Series II; authorized 500,000 shares; 5,875 shares issued and outstanding at September 30, 2006 (aggregate liquidation preference of $5,875)	588
Series B; authorized 500,000 shares; 5,272 shares issued and outstanding at September 30, 2006 (aggregate liquidation preference of $ 5,272)	527
Series C; authorized 50,000 shares; 33,338 shares issued and outstanding at September 30, 2006 (aggregate liquidation preference of $3,333,800)	3,334
Series D; authorized 50,000 shares; 43,330 shares issued and outstanding at September 30, 2006 (no liquidation preference)	4,330
Series E; authorized 50,000 shares; -0- shares issued and outstanding at September 30, 2006 (aggregate liquidation preference of $0 )	--
Series R; authorized 2,000,000 shares; -0- shares issued and outstanding at September 30, 2006 (aggregate liquidation preference of $0 )	--
Common Stock, $.0001 par value; authorized 500,000,000 shares; 404,630,489 shares issued and outstanding at September 30, 2006	40,463
Additional Paid-in Capital	25,315,763
Treasury Stock , at cost	(117,400)
Stock Subscriptions	(282,700)
Deferred Employee Stock Option Plan	--
Deferred Equity Issuance Costs	(668,500)
Deferred Financing Costs	(471,540)
Accumulated Deficit	(31,411,122)
(7,586,257)
Total Liabilities and Deficiency in Stockholders' Equity	$730,011

See accompanying notes to consolidated financial statements

U.S. Microbics, Inc. and Subsidiaries
Consolidated Statements of Operations
For The Years Ended September 30, 2006 and 2005

	2006	2005
Revenue	$514,384	$1,199,334

Cost of revenues	473,794	769,569

Gross profit	40,590	429,765

Selling, General and Administrative Expenses	3,903,629	3,707,426
Depreciation	59,575	59,659
	3,963,204	3,767,085

Loss from Operations	(3,922,614)	(3,337,320)

Other Income (Expenses)
Interest Income	849	2,010
Realized Gain (loss) on Sale of Security	113,455	--
Interest Expenses	(67,989)	(133,198)

Loss Before Income Taxes and Discontinued Operations	(3,876,299)	(3,468,508)

Minority Interest	337,109	470,847

Loss before Income Taxes	(3,539,190)	(2,997,661)

Income tax (benefit) expenses	--	--

Net Loss	$(3,539,190)	$(2,997,661)

Net Loss Per Common Share (Basic and Diluted)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding	311,072,079	173,078,669

See accompanying notes to consolidated financial statements

U.S. Microbics, Inc. and Subsidiaries
Consolidated Statements of Deficiency in Stockholders' Equity
For The Two Years Ended September 30, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Stock	Deferred Equity Issuance	Deferred	Accumulated
	Shares	Amount			Capital	Stock	Subscription	Cost	Financing	Deficit	Total
Balance at September 30, 2004	70,569	$7,057	143,859,331	$14,387	$21,250,703	$(117,400)	$(65,000)	$(783,500)	$(655,810)	$(24,874,271)	$(5,223,834)
Adjustment from previous period	29

Restricted stock for compensation to directors at .02 per share	--	--	375,000	38	7,462	--	--	--	--	--	7,500
Shares issued for employee bonus at .03 per share	--	--	600,000	60	17,940	--	--	--	--	--	18,000
Shares issued in exchange for cash	--	--	16,450,000	1,645	138,355	--	--	--	--	--	140,000
Shares issued to consultants for services	--	--	26,776,097	2,678	575,061	--	--	--	--	--	577,739
Shares issued to employee stock option plan	--	--	37,500,000	3,750	592,250	--	--	--	--	--	596,000
Common stock issued for payroll	--	--	5,817,845	581	65,530	--	--	--	--	--	66,111
Common stock issued for accrued vacation expense	--	--	13,287,908	1,328	118,262	--	--	--	--	--	119,590
Shares issued in settlement of accrued expenses	--	--	2,728,937	273	40,306	--	--	--	--	--	40,579
Shares issued to vendors for settlement of Accounts payable	--	--	6,026,240	602	86,881	--	--	--	--	--	87,483
Conversion of series II preferred stock to common	(250)	(25)	2,500	--	25	--	--	--	--	--	--
Conversion of series C preferred stock to common	(2,033)	(204)	203,250	20	184	--	--	--	--	--	--
Shares issued for Deferred equity issuance costs	--	--	--	--	(15,000)	--	--	15,000	--	--	--
Value of options for 1,400,000 commons shares issued for consulting expenses	--	--	--	--	120,574	--	--	--	--	--	120,574
Common stock issued by sub for stock subscription receivable	--	--	--	--	--	--	(5,000)	--	--	--	(5,000)
Cash received for stock subscription receivable	--	--	--	--	--	--	2,400	--	--	--	2,400
Net loss	--	--	--	--	--	--	--	--	--	(2,997,661)	(2,997,661)
Balance at September 30, 2005	68,315	$6,828	253,627,108	$25,362	$22,998,533	$(117,400)	$(67,600)	$(768,500)	$(655,810)	$(27,871,932)	$(6,450,519)

 U.S. Microbics, Inc. and Subsidiaries
Consolidated Statements of Deficiency in Stockholders' Equity
For The Two Years Ended September 30, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Stock	Deferred Equity Issuance	Deferred	Accumulated
	Shares	Amount			Capital	Stock	Subscription	Cost	Financing	Deficit	Total
Balance at September 30, 2005	68,315	$6,828	253,627,108	$25,362	$22,998,533	$(117,400)	$(67,600)	$(768,500)	$(655,810)	$(27,871,832)	$(6,450,519)
Adjustment from previous period
Common stock issued to consultants for services	--	--	10,311,332	1,031	181,969	--	--	--	--	--	183,000
Common stock issued under employee stock option plan	--	--	97,827,000	9,783	1,516,996	--	(85,140)	--	--	--	1,441,639
Common stock issued for accrued payroll and accrued vacation	--	--	1,367,781	137	17,863	--	--	--	--	--	18,000
Common stock issued and applied to Accounts payable	--	--	19,900,783	1,990	317,373	--	--	--	--	--	319,363
Common stock issued for computer equipment and applied to accounts payable	--	--	810,121	81	9,924	--	--	--	--	--	10,005
Restricted common stock issued for compensation to directors	--	--	1,250,000	125	19,875	--	--	--	--	--	20,000
Restricted common stock issued for cash received	--	--	4,000,000	400	47,600	--	--	--	--	--	48,000
Restricted common stock issued for services	--	--	5,675,000	568	95,433	--	--	--	--	--	96,001
Restricted common stock issued for accrued payroll	--	--	9,000,000	900	96,920	--	--	--	--	--	97,820
Restricted common stock issued for accrued vacation	--	--	371,364	37	3,305	--	--	--	--	--	3,342
Restricted common stock issued for accrued interest and interest expense	--	--	500,000	50	14,950	--	--	--	--	--	15,000
Preferred series C shares issued for cash received	20,000	2,000	--	--	--	--	--	--	--	--	2,000
Conversion of series C preferred stock to common	(500)	(50)	50,000	5	45	--	--	--	--	--	--
Cancel of stock subscription receivable	--	--	(60,000)	(6)	(14,994)	--	15,000		--	--	--
Outstanding options expense	--	--	--	--	9,971	--	--	--	--	--	9,971
Write off of uncollectible funds by a subsidiary	--	--	--	--	--	--	2,600	--	--	--	2,600
Employee stock option plan receivable For subsidiary	--	--	--	--	--	--	(147,560)	--	--	--	(147,560)
Common stock issued by subsidiary for deferred equity issuance cost	--	--	--	--	--	--	--	100,000	--	--	100,000
Cancel stock by subsidiary for Deferred financing cost									184,270
Net loss	--	--	--	--	--	--	--	--	--	(3,539,190)	(3,539,190)
Balance at September 30, 2006	87,815	$8,778	404,630,489	$40,463	$25,315,763	$(117,400)	$(282,700)	$(668,500)	$(471,540)	$(31,411,12)	$(7,586,257)

U.S. Microbics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Years Ended September 30, 2006 and 2005

	2006	2005
Cash flow from operating activities:
Net loss	$(3,539,190)	$(2,997,661)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	59,575	59,659
Bad debt expense	201,641	--
Minority interest	(337,109)	(470,847)
Impairment of investments	--	150,000
Employee stock option plan expense	143,837	--
Common stock issued in exchange for consulting expenses	279,000	577,739
Common stock issued for compensation	20,000	66,112
Common stock issued by subsidiaries for interest	15,122	--
Common stock issued by subsidiaries for compensation to directors	10,000	25,500
Common stock issued by subsidiaries for accounts payable	77,752	86,100
Common stock issued by subsidiaries for consulting expenses	29,600	175,025
Common stock issued by subsidiaries for payroll	136,288	40,770
Common stock issued by subsidiaries for finder’s fees	--	10,000
Employee stock option plan expense for subsidiaries	104,809	--
Cancellation of stock subscription by subsidiary	2,600	--
Preferred stock issued by subsidiaries for payroll	2,000	--
Stock options issued by subsidiaries in exchange for services	--	120,574
Conversion benefit amortized by subsidiary	--	72,792
Gain on sale of securities	113,455	--
Decrease (increase) in:
Accounts receivable	131,071	(168,732)
Cost & estimated profit in excess of billings	--	29,543
Prepaid expenses	(36,551)	76,991
Deposit and other assets	42,063	(188,529)
Increase (decrease) in:
Accounts payable and accrued liabilities	415,046	301,099
Net cash (used in) operating activities	(2,128,991)	(2,033,865)

Cash flow from investing activities:
Proceeds from restricted cash	35,573	86,869
Purchase of property and equipment	(57,031)	(24,411)
Net cash (used in) provided by investing activities	(21,458)	62,458

Cash flow from financing activities:
Line of credit	345,000	--
Net proceeds from notes payable	18,300	161,690
Issuance of common stock for cash receipts	48,000	--
Issuance of preferred stock for cash receipts	2,000	--
Issuance of common stock by subsidiaries	195,500	610,940
Issuance of preferred stock by subsidiaries	--	3,250
Proceeds from stock subscription receivable	--	2,400
Issuance of stock and stock options in private placements	--	140,000
Subsidiary stock sold by USM Capital Group	31,025	--
Issuance of common stock under ESOP	1,297,801	596,000
Issuance of common stock under ESOP by subsidiaries	446,003	526,926
Net cash provided by financing activities	2,383,629	2,041,206

Net increase in cash and cash equivalents	$233,180	$69,799
Cash and cash equivalents, beginning of period	$108,498	$38,699
Cash and cash equivalents, end of period	$341,678	$108,498

See accompanying notes to consolidated financial statements

Supplemental disclosure of cash flow information:	2006	2005

Cash paid for income taxes	$--	$--
Cash paid for interest	$--	$--
Conversion of preferred stock to common stock	$50	$229
Settlement of accrued expenses through issuance of stock	$--	$40,579
Common stock issuance by SSWM for finders fee	$10,000	$10,000
Common stock issued in exchange for services rendered	$279,000	$577,739
Common stock issued for compensation	$20,000	$25,500
Common stock issued for settlement of accounts payable	$319,364	$87,483
Common stock issued for computer equipment	$10,005	$--
Common stock issued for accrued vacation pay	$3,342	$119,591
Common stock issued for accrued payroll	$115,820	$66,112
Common stock issued for accrued note payable interest	$15,000	$--
Common stock issued by SSWM for interest	$15,122	$59,583
Preferred stock issued for cash received	$2,000	$2,000
Notes payable settled by issuance of common by SSWM	$50,000	$219,999
Accounts payable settled by SSWM through issuance of shares of common	$77,752	$161,481
Stock options issued in exchange for services by SSWM	$54,600	$120,574
Common issued by subsidiary for services	$--	$175,024
Common stock issued by subsidiary to employees for services	$136,288	$126,870
Common stock issued by subsidiary for compensation to director	$10,000	$--
Common stock issued by subsidiary for deferred equity issue cost	$(100,000)
Common stock issued by subsidiary for deposit	$--	$10,000
Common stock issued by subsidiary in settlement of advances	$85,000	$15,000
Preferred issued by subsidiary for services	$2,000	$2,000
Preferred issued by subsidiary for consulting contract	$360,000	$--
Preferred issued by subsidiary for licensing agreement	$150,000	$--
Preferred issued by subsidiary for deferred financing costs	$(184,270)
Preferred issued by subsidiary in settlement of accrued expenses	$--	$30,250
Subsidiary stock subscription receivable	$144,960	$5,000

See accompanying notes to consolidated financial statements

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
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

Accounts Receivable

The Company has elected to record bad debts using the direct write-off method. Generally accepted accounting principles require that the allowance method be used to recognize bad debts; however, the effect of using the direct write-off method is not materially different from the results that would have been obtained under the allowance method.

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
September 30, 2006

Note A - Summary of Accounting Policies (continued)

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

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur research and product development costs during the years ended September 30, 2006 and 2005.

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note A - Summary of Accounting Policies (continued)

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in opinion of management, it is more likely than not some portion or all of the deferred tax assets will not be realized. The Company currently has substantial net operating loss carryforwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During 2006 and 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note A - Summary of Accounting Policies (continued)

Advertising

Advertising and sales promotion costs are expensed as incurred. Advertising expense was not material to the consolidated statement of operations for the years ended September 30, 2006 and 2005.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,539,190 and $2,997,661 during the years ended September 30, 2006 and 2005, respectively. The Company's current liabilities exceeded its current assets by $1,651,309 as of September 30, 2006.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivable in determining its allowance for doubtful accounts. The allowance for doubtful accounts at September 30, 2006 was $0.

Stock Based Compensation

Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note A - Summary of Accounting Policies (continued)

The following table illustrates the effect on net income and earnings per share for the year ended 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to September 30, 2005:

2005
Net loss - as reported	$(2,997,661)
Add: Total stock based employee compensation expense as reported
under intrinsic value method (APB. No. 25)	--
Deduct: Total stock based employee compensation expense as
reported under fair value based method (SFAS No. 123)	--
Net loss - Pro Forma	$(2,997,661)

Net loss attributable to common stockholders - Pro forma	$(2,997,661)
Basic (and assuming dilution) loss per share - as reported	$(0.017)
Basic (and assuming dilution) loss per share - Pro forma	$(0.017)

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note A - Summary of Accounting Policies (continued)

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

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at the rates of exchange at the balance sheet date, and related revenue and expenses are translated at average monthly exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment. (See Note N)

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

New Accounting Pronouncements

SFAS 154. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its financial position, results of operations or cash flows.

SFAS 155, On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

SFAS 156, In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

SFAS 157. In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Note B - Restricted Cash

As of September 30, 2006, the Company did not have restricted cash balances. As of September 30, 2005, restricted cash consisted of one certificate of deposit $34,942 and accrued interest, which totaled $35,573. The certificate of deposit was pledged as collateral on letter of a credit (see Note L) issued to the State of South Carolina in lieu of performance bonds on a remediation project for McGill's Store. The letter of credit expired on September 18, 2006 and was not renewed.

Note C- Prepaid Expenses and Other Assets:

At September 30, 2006, prepaid expenses and other assets consisted of the following:

2006
Prepaid expenses:
Other receivables	$47,109
Prepaid rent	3,266
Deferred financing fees	90,477
Prepaid computer maintenance	12,563
Other	2,000
$155,415

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note D- Property And Equipment

At September 30, 2006, property and equipment consisted of the following:

2006
Property and equipment consisted of the following:
Office Furniture and Equipment	$256,783
Leasehold Improvement	37,727
Production Equipment	231,735
526,245
Less: Accumulated Depreciation	(373,631
$152,614

Depreciation expense for the years ended September 30, 2006 and 2005 was $59,575 and $59,659, respectively.

Note E- Line of Credit

On September 9, 2006, SSWM entered into a $500,000 line of credit agreement with a Pilgrim Bank maturing on September 9, 2007. The line of credit agreement is collateralized by substantially all the assets of SSWM and a pledged certificates of deposit held as collateral by one of its affiliates. The line of credit has a fixed rate of interest of 7% per annum. As of September 30, 2006, the balance outstanding was $345,000.

To obtain this line of credit, a finance fee of 3,000,000 shares of SSWM’s restricted common stock was issued to an affiliate at discount of $0.032 per share. This resulted in a finance fee of $96,000 which is being amortized over the 12 month term of the debt. During the year ended September 30, 2006 SSWM amortized $5,523 of this amount to interest expense.

Note F- Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at September 30, 2006 consists of the following:

2006
Accounts payable	$614,567
Accrued expenses:
Interest	68,286
Salaries, wages, vacation and related taxes	751,062
Others	157,652
$1,591,567

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

 Note G- Notes Payable

Notes payable to related parties at September 30, 2006 consists of the following:

2006
Fusion Capital Note Payable (terms described below)	$150,000

Fusion Capital Advance	--

Total	150,000
Less: current portion	150,000
$--

Fusion Capital Note

During August 2004, Sub Surface Waste Management of Delaware, Inc. (“SSWM”) received gross proceeds of $200,000 for a convertible note payable bearing 10% interest rate due on January 31, 2005. The Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to SSWM's common stock at the lower of $0.25 per share or 50% of its common stock fair market value based upon a twelve day moving average closing price over a ten (12) day period.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), SSWM recognized an imbedded beneficial conversion feature present in the note. SSWM allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. SSWM recognized and measured an aggregate of $40,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Note. The debt discount attributed to the beneficial conversion feature is amortized over the note's maturity period (180 days) as interest expense.

SSWM amortized $-0- and $26,667 of the discount associated with the beneficial conversion feature to interest expense during the years ended 2006 and 2005, respectively,

In connection with this note, SSWM issued detachable warrant granting the holders the right to acquire 250,000 shares of its common stock at $.275 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF-0027"), SSWM recognized the value attributable to the warrants in the amount of $67,500 to additional paid in capital and a discount against the note. SSWM valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.03%, a dividend yield of 0%, and volatility of 141%. The debt discount attributed to the value of the warrant issued was amortized over the note's maturity period (180 days) as interest expense.

For the period ending September 30, 2006 SSWM issued 3,256,094 shares of common stock valued at .02 per shares for a total of $65,121.88. The note to Fusion was reduced $50,000, and $15,121.88 was applied to accrued interest.

Fusion Capital Advance

During the year ended September 30, 2005, Fusion Capital Fund II, LLC ("Fusion") made an advance to SSWM of $100,000 on the $6,000,000 equity line. Simultaneously, the Sub Surface waste Management issued Fusion 64,655 shares of common stock as a partial repayment of the advance. The shares were valued at approximately $0.232 per share or a total value of $15,000.

During the year ended September 30, 2006, SSWM issued 1,000,000 shares of common stock to Fusion valued at .10 per share for a total value of $100,000. Of the 1,000,000 shares issued, 850,000 were issued to repay the advance for a total value of $85,000. The additional 150,000 share were issued for cash received at a price of $15,000.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note H - Notes Payable to Affiliates

At September 30, 2006, notes payable to affiliates consists of the following:

2006

Note payable to an entity controlled by the Chief Executive Officer; interest is charged at 10% per annum; unsecured and due in April 2005. The Company is in default under this note agreement.	$18,000

Convertible note payable, interest at 10% per annum and due in January 2003. The note holder has the option to convert unpaid note principal together with Accrued and unpaid interest to the Company's restricted common stock at $0.05 per share. The Company is in default under this note agreement.	15,000

Convertible note payable, interest at 25% per annum, short term loan paid in weekly installments. Note- holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at $0.04 per share.	100,000

Debt discount - beneficial conversion feature, net of accumulated Amortization of $ 31,250 as of September 30, 2006.	(22,321)

Notes payable (2) of $8,150 and $8,500 to the Chief Operating Officer of U.S. Microbics, Inc.: interest is charged at 12% per annum; unsecured and is payable March 8, 2005 and April 17, 2005 respectively. The company is in default under the terns of this agreement.	1,150

Total	$111,829
Less: current portion	111,829
$0

On May 31, 2006, SSWM entered into a $100,000 unsecured convertible note agreement with an affiliate. The convertible note is repayable in 50 weekly principal and interest payments of $2,500 beginning September 2006. The note holder has the option to convert unpaid note principal together with accrued and unpaid interest to SSWM's common stock at $0.04 per share. SSWM is currently in default of the note agreement. As of September 30, 2006, the principal balance outstanding was $100,000.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), SSWM recognized an imbedded beneficial conversion feature present in the note. SSWM allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. Sub Surface Waste Management recognized and measured an aggregate of $31,250 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the Note. The debt discount attributed to the beneficial conversion feature is amortized over the note's maturity period (1 year) as interest expense. SSWM amortized $8,929 for the year ended 2006 associated with the beneficial conversion feature charged to expenses.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note I - Deficiency in Stockholders' Equity

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note I - Deficiency in Stockholders' Equity (continued)

In August 11, 2006 the Board of Directors authorized the issuance of 2,000,000 shares of Series R non-convertible preferred stock. Each share of Series R preferred stock is entitled to preference upon liquidation of $2 per share, and the liquidation preference is junior only to that of all previously issued preferred shares. Each share of series R preferred stock is entitled to voting rights of 2,000 votes on all matters submitted to the shareholders. The holders of record of the series R preferred stock shall be entitled to receive cumulative dividends at the rate of 10% per annum on the face value ($0.10 per share). Dividends are payable quarterly.

The three-month holding period begins with the issue date. Subsequent dividends are paid quarterly until the Series E preferred shares are converted or called by the Company.

The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of September 30, 2006, there were 5,875 shares of Series II preferred stock, 5,272 shares of Series B preferred stock, 33,338 shares of Series C preferred stock, 43,330 shares of Series D preferred stock, and 0 shares of Series E preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 7,751,917 shares of common stock.

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

Preferred stock transactions during the year ended September 30, 2006:

During February 2006, the Company issued 20,000 shares of Series C preferred stock at .10 per shares for $2,000 in cash receipts.

During September 2006, the Company converted 500 shares of Series C preferred stock to 50,000 shares of common stock.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of September 30, 2006 and 2005, the Company has issued and has outstanding 404,630,489 and 253,627,108 shares of common stock, respectively. All valuations of common stock issued for services were based the fair value of the services received which did not differ materially from the value of the stock issued

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note I - Deficiency in Stockholders' Equity (continued)

Common stock transactions during the year ended September 30, 2005:

The Company issued an aggregate of 26,776,097 shares of common stock as compensation to consultants in exchange for a total of $577,739 of services and expenses incurred. These shares were valued at a weighted average of $0.022 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note I - Deficiency in Stockholders' Equity (continued)

Common stock transactions during the year ended September 30, 2006:

The Company issued an aggregate of 5,675,000 shares of restricted common stock as compensation to consultants in exchange for a total of $96,000 of services and expenses incurred. These shares were valued at a weighted average of $0.017 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

The Company issued an aggregate of 10,311,332 shares of common stock as compensation to consultants in exchange for a total of $183,000 of services and expenses incurred. These shares were valued at a weighted average of $0.018 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

The Company issued an aggregate of 4,000,000 shares of restricted common stock in exchange for $48,000. These shares were valued at a weighted average of $0.012 per share.

The Company issued an aggregate of 371,364 shares of restricted common stock to employees in exchange for a total of $3,342 accrued vacation expenses. These shares were valued at a weighted average of $0.009 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

The Company issued an aggregate of 1,367,781 shares of common stock to employees in exchange for a total of $18,000 for accrued payroll expenses. These shares were valued at a weighted average of $0.013 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

The Company issued 500,000 shares of restricted common stock in payment of interest expense of $15,000. These shares were valued at a weighted average of $0.03 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued

The Company issued an aggregate of 97,827,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. The combined cost and proceeds of the Employee Stock Option Plan is $1,526,778.

The Company issued an aggregate of 1,250,000 shares of restricted common stock to directors for a total of $20,000 of services rendered. These shares were valued at a weighted average of $0.016 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued

The Company issued an aggregate of 9,000,000 shares of restricted common stock to employees in exchange for a total of $97,820 for accrued payroll expenses. These shares were valued at a weighted average of $0.011 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

The Company issued an aggregate of 19,900,783 shares of common stock for a total of $319,364 of to settle accounts payable. These shares were valued at a weighted average of $0.016 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

The Company issued 810,121 shares of common stock for a total of $10,005 to purchase computer equipment. These shares were valued at a weighted average of $0.012 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note I - Deficiency in Stockholders' Equity (continued)

Treasury Stock

Treasury stock consists of 1,000 shares of Series C preferred stock and 700 shares of common stock that were returned to the Company upon the expiration of two stock subscription notes receivable during the year ended September 30, 2001.

Note J - Stock Options and Warrants

The Company issued options and warrants during the years ended September 30, 2006 and 2005 for consulting services, employee bonuses, fees in connection with obtaining financing, and various other services. The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2006 and 2005, respectively:

September 30, 2006:

	Options			Options

			Weighted		Weighted
Range of		Weighted Average	Average		Average
Exercise	Number	Remaining Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.03	6,000,000	2.68	$0.03	6,000,000	$0.03
0.02	500,000.33		0.02	500,000	0.02

	6,500,000	2.50	$0.03	6,500,000	$0.03

Transactions involving options and warrants issuance are summarized as follows:

		Weighted Average
	Shares	Exercise Price

Balance, September 30, 2004	7,557,823	$0.06
Granted	--	--
Exercised	869,906.62
Expired/Canceled	--	--
Balance, September 30, 2005	6,687,917.05
Granted	98,327,000.01
Exercised	97,827,000.01
Expired/Canceled	687,917.12
Balance, September 30, 2006	6,500,000	$.03

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note K - Stock Options and Warrants (continued)

The weighted-average fair value of stock options granted to employees and consultants during the years ended September 30, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2006	2005
Weighted average grant date fair value per share:	$0.02	$0.00
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.42%	--%
Expected stock price volatility	594.49%	--%
Expected dividend payout	--	--
Expected option/warrant life-years (a)	1.0	--
(a) The expected option/warrant life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $2,997,661 and $0.017 for the year ended September 30, 2005, respectively.

The aggregate amounts of the expense charged to operations for stock options and warrants granted in exchange for equipment purchases, compensation and consulting services was $143,837 for the year ended September 30, 2006.

The intrinsic value of options outstanding and exercisable is the difference between the fair market value of the Company’s common stock on the applicable date (“Measurement Value”) and the exercise price of those options that had an exercise price that was less than the Measurement Value. The intrinsic value of options exercised is the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price. At September 30, 2006, the options outstanding and exercisable had no value.

Note L - Minority Interest

USM Capital Group, Inc.

As of September 30, 2006 and 2005, the minority shareholders' share of the loss of USM Capital Group, Inc. was $39,620 and $154,415, respectively. As of September 30, 2006 and 2005, the minority interest was $337,109 and $422,609, respectively.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note L - Minority Interest (continued)

Sub Surface Waste Management, Inc.

During the years ended September 30, 2006 and 2005 Sub Surface Waste Management of Delaware (SSWM) had the following equity transactions:

Preferred stock transactions during the year ended September 30, 2005:

SSWM issued an aggregate of 121,000 shares of Preferred Series A to employees upon exercise of stock options. The proceeds for exercise of stock option was used to settle accrued expenses for a total of $30,250. These shares were valued at a weighted average of $0.25 per share.

SSWM converted 56,000 shares of Preferred Series A shares into 280,000 shares of common stock.

SSWM issued 20,000,000 shares of Preferred Series S shares to the Parent company, U.S. Microbics in settlement of $ 20,000 due to affiliate.

SSWM issued 5,000 shares of Preferred Series A to an employee upon exercise of stock option and receipt of $1,250. These shares were valued at $0.25 per share.

SSWM issued 8,000 shares of Preferred Series A to a consultant upon exercise of stock option. Proceed for exercise of stock option was settled for exchange for services for $2,000. These services were valued at $0.25 per share.

Preferred stock transactions during the year ended September 30, 2006:

SSWM converted 84,000 shares of Series A preferred stock into 420,000 shares of common stock. Each share of Series A preferred stock converts into 5 shares of common stock

SSWM cancelled 150,000 shares of Preferred Series B stock that had been issued as collateral to investors for lines of credit. The jobs that the lines of credit were intended to support were cancelled.

SSWM issued 1,500,000 shares of Preferred Series A stock to an affiliate for a total of $ 150,000 in payment of a $ 50,000 past due Technology License Agreement, and $100,000 for a new 10 Year Technology License Agreement that expires in 2015. These shares were valued at a weighted average of .10 per share.

SSWM issued 3,600,000 shares of Preferred Series A stock to an affiliate for a total of $ 360,000 in payment of a three year Consulting Contract that expires in July 2007. These shares were valued at a weighted average of .10 per share.

SSWM issued 8,000 shares of Preferred Series A to an employee upon exercise of stock option and decreased the value of accrued payroll by $2,000. These shares were valued at $0.25 per share.

Common stock transactions during the year ended September 30, 2005:

SSWM issued 12,657,623 shares of restricted common stock in exchange for $610,940, net of finance costs of $19,375.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note L - Minority Interest (continued)

SSWM issued an aggregate of 375,000 shares of common stock in settlement of a finders fee for a for a total of $10,000. These shares were valued at a weighted average of approximately $0.03 per share.

SSWM issued an aggregate of 4,654,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses.

Net proceeds to SSWM were $ 447,888. SSWM incurred expenses of $79,039.

SSWM issued an aggregate of 246,000 shares of common stock to employees in exchange for a total of $86,100 of services rendered. These shares were valued at a weighted average of $0.35 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

SSWM issued an aggregate of 509,615 shares of common stock to employees in exchange for a total of $40,770 of services rendered. These shares were valued at a weighted average of $0.08 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

SSWM issued an aggregate of 1,090,429 shares of common stock to settle accounts payable outstanding balance for a total of $161,481. These shares were valued at a weighted average of approximately $0.15 per share.

SSWM issued an aggregate of 1,371,032 shares of common stock to consultants exchange for a total of $175,025 for services and expenses rendered. These shares were valued at a weighted average of approximately $0.13 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

SSWM issued an aggregate of 4,903,498 shares of common stock to settle notes payable and accrued interest for a total of $279,583. These shares were valued at a weighted average of approximately $0.06 per share.

SSWM issued an aggregate of 781,700 shares of restricted common stock to an affiliate to satisfy a balance due to affiliate for a total of $46,900. These shares were valued at a weighted average of $0.06 per share.

SSWM issued 83,334 shares of restricted common stock valued at $10,000. SSWM reported an increase in deposits in regards to this transaction.

SSWM received a $100,000 advance on future stock sales from Fusion Capital. SSWM issued 64,655 shares of common stock associated with this advance. The transactions were valued at .232 per share. The remaining balance of the advance is $85,000 as of September 30, 2005.

Common stock transactions during the year ended September 30, 2006:

SSWM issued 7,450,000 shares of restricted common stock in exchange for $195,500.

SSWM issued 625,000 shares of common stock in settlement of a finder’s fee for a total of $25,000. These shares were valued at $0.04 per share.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note L - Minority Interest (continued)

SSWM issued 208,300 shares of restricted common stock as compensation to a director for a total of $10,000. These shares were valued at $0.048 per share.

SSWM issued an aggregate of 13,845,000 shares of common stock to employees under an employee stock option plan. Under this plan Employees were able to purchase stock at 85% of market price. Proceeds from the exercised options were used for general operating expenses. Net proceeds to SSWM were $446,003 with an Employee Stock Option Receivable of $147,560. SSWM incurred expenses of $104,809.

SSWM issued an aggregate of 3,893,940 shares of common stock to employees in exchange for a total of $136,288 in accrued payroll. These shares were valued at a weighted average of $0.035 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

SSWM issued an aggregate of 620,000 shares of common stock to consultants exchange for a total of $29,600 for services and expenses rendered. These shares were valued at a weighted average of approximately $0.048 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.
SSWM issued 850,000 shares of common stock to Fusion valued at .10 per share for a total value of $85,000. SSWM applied $85,000 for the full repayment of the advance.

SSWM issued an aggregate of 3,256,094 shares of common stock to settle notes payable and accrued interest for a total of $65,121. These shares were valued at a weighted average of $0.02 per share.

SSWM issued an aggregate of 1,480,000 shares of common stock to settle accounts payable outstanding balance for a total of $77,752. These shares were valued at a weighted average of approximately $0.05 per share.

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $33,000,000 which expire through 2023. The deferred tax asset related to the carry-forward is approximately $8,200,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will be realized. Significant changes in ownership may limit the Company's future use of its existing net operating losses.

Components of deferred tax assets as of September 30, 2006 are as follows:

Non Current:

Net operating loss carry-forward	$8,200,000

Valuation allowance	(8,200,000)
Net deferred tax asset	$--

 U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note N - Losses Per Common Share

The following table presents the computation of basic and diluted loss per share:

	2006	2005
Net loss available for common shareholders	$(3,539,190)	$(2,997,661)
Basic and fully diluted loss per share	(0.01)	(0.02)
Weighted average common shares outstanding	311,072,079	173,078,669

Note O - Commitments and Contingencies

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

Letters of Credit

As of September 30, 2006, the Company all letters of credit have expired.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note O - Commitments and Contingencies (continued)

Building Leases

During the year ended September 30, 1998, the Company began leasing office and warehouse space under an operating lease expiring on August 31, 2004. The Company extended the lease for five more years to October 31, 2008. Minimum future rental payments under the surviving lease for the fiscal years 2006 and beyond are as follows:

Annual Rent Expense
2007	195,191
2008	220,320
Total minimum rental payments	$415,511

Rent expense totaled $195,191 and $171,306, respectively, during the years ended September 30, 2006 and 2005.

Note P - Segment Information

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2006 and 2005, the Company operated in the following two reportable segments:

Consulting and Financial Services

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

Engineering Services

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

Note P - Segment Information (continued)

The following table summarizes segment asset and operating balances by reportable segment.

	2006	2005
Net Sales to External Customers:
Consulting and Financial Services	$--	$100,000
Engineering Services	514,384	1,099,334
Corporate	--	--

Total Sales to External Customers	$514,384	$1,199,334

Depreciation and Amortization:
Consulting and Financial Services	$--	$--
Engineering Services	24,714	13,233
Corporate	34,861	46,426
Total Depreciation and Amortization	$59,575	$59,659

General and Administrative Expense:
Consulting and Financial Services	$50	$10,461
Engineering Services	2,443,189	1,762,396
Corporate	1,460,390	1,934,569
Total General and Administrative Expense	$3,903,629	$3,707,426

Capital Expenditures:
Consulting and Financial Services	$--	$--
Engineering Services	67,036	52,647
Corporate	--	(28,236)
Total Capital Expenditures	$67,036	$24,411

Operating Income (Losses):
Consulting and Financial Services	$(50)	$89,539
Engineering Services	(2,427,313)	(1,488,537)
Corporate	(1,495,251)	(1,938,322)
Total Segment Operating Losses	$(3,922,614)	$(3,337,320)

Segment Assets:
Consulting and Financial Services	$278	$202
Engineering Services	566,510	550,898
Corporate	163,223	216,067
Total Segment Assets	$730,011	$767,167

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note P - Segment Information (continued)

One of the Company’s reportable business segments is operated in two geographic locations.

Those geographic locations are:

* United States
* Mexico

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	2006	2005
NET SALES TO EXTERNAL CUSTOMERS:
United States	$19,392	$227,915
Mexico	494,992	971,419
TOTAL SALES TO EXTERNAL CUSTOMERS	$514,384	$1,199,334

ASSETS:
United States	$650,995	$723,067
Mexico	79,016	44,100
TOTAL ASSETS	$730,011	$767,167

NOTE Q - ECONOMIC DEPENDENCY

Approximately 97% or $494,992 of sales during the year ended September 30, 2006, were for services performed for two clients located in Mexico. This compares to approximately 86% or $971,419 of sales to one client in Mexico for the fiscal year ended September 30, 2005. The Company is continuing to pursue clients in Mexico and it is projected that sales for the year ended September 30, 2007 will also be highly concentrated with clients located in Mexico. All new contracts presently being pursued in Mexico are with state or federal governmental entities.

The company did not have a significant concentration of purchases from any vendor during the years ended September 30, 2006 and 2005.

Note R - Going Concern

The accompanying consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended September 30, 2006, the Company incurred losses from operations of $3,539,190 and has a working capital deficit of $1,651,309. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note R - Going Concern (continued)

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

Note S - Subsequent Events

On October 26, 2006 the Company issued 3,156,566 shares of restricted common stock for accrued auto allowance and accrued payroll totaling $25,000. The shares were valued at $0.008 per share.

On November 2, 2006 the Company issued 1,670,000 shares of common stock for consulting services totaling $10,000. The shares were valued at $0.006 per share.

On November 2, 2006 the Company issued 1,000,000 shares of common stock for consulting services totaling $10,000. The shares were valued at $0.01 per share.

On November 18, 2006 the Company issued 187,500 shares of common stock for consulting services totaling $1,500. The shares were valued at $0.008 per share.

On December 6, 2006 the Company issued 3,000,000 shares of common stock for accounts payable of a subsidiary totaling $30,000. The shares were valued at $0.01 per share.

On December 11, 2006 the Company issued 1,538,462 shares of common stock for consulting services totaling $10,000. The shares were valued at $0.006 per share.

On December 11, 2006 the Company issued 3,000,000 shares of common stock for accounts payable of a subsidiary totaling $30,000. The shares were valued at $0.01 per share.

On January 5, 2007 the Company issued 3,471,784 shares of common stock for employee stock option plan. The shares were issued to a transfer agent to be sold on behalf of the employees.

On January 5, 2007 the Company issued 1,000,000 shares of common stock for consulting services totaling $9,000. The shares were valued at $0.009 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer ("CEO"), President, and our Chief Financial Officer ("CFO") carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President, and CFO believe:

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

U.S. Microbics, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

ITEM 8B.  OTHER INFORMATION

The Company had no information that it was required to disclose in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company and their ages at January 11, 2007 are as follows:

Name	Age	Position
Robert C. Brehm	59	President, Chief Executive Officer, Chairman of the Board
Mery C. Robinson	53	Director
Conrad Nagel	65	Chief Financial Officer
Bruce Beattie	53	Director, President, Sub Surface Waste Management, Inc.
Behzad Mirzayi	50	Director, Vice President and Chief Engineer of Sub Surface Waste Management, Inc.
Robert Key	60	Director
Mark A. Holmstedt	47	Director

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

		Annual Compensation		Long-Term Compensation
				Securities	Awards
Name and Principal			Restricted Stock	Underlying	Other Annual	All Other
Position	Fiscal Year	Salary ($)	Awards ($)	Options/SARs (#)	Compensation	Compensation
Robert C. Brehm (1,2)	2006	331,480
President	2005	362,460
	2004	318,000
	2003	318,000		--	--	--

Conrad Nagel (3)	2006	155,000
Chief Financial	2005	155,000
Officer	2004	143,000
	2003	143,000

Bruce Beattie (4)	2006	216,981
President of Sub	2005	196,445
Surface Waste	2004	178,843
Management, Inc.	2003	143,643

Behzad, Mirzayi (5)	2006	218,277
Vice President,	2005	191,449
and COO of Sub	2004	178,793
Surface Waste	2003	143,300
Management, Inc

(1)	Mr. Brehm's employment with the Company commenced in July 1997.

(2)
During fiscal year 1998, Mr. Brehm received the following shares as bonus compensation: 2,000 shares of Series D Preferred Stock valued at $5.00 per share in October 1997, 7,000 shares of Series D Preferred Stock valued at $10.00 per share in November 1997, and 500 shares of Series D Preferred Stock valued at $20.00 per share in May 1998.

(3)	Mr. Nagel's employment with the Company commenced in August 1998.

(4)	Mr. Beattie's employment with Sub Surface Waste Management, Inc. commenced in August 2000.

(5)	Mr. Mirzayi's employment with Sub Surface Waste Management, Inc. commenced in September, 2002

Stock Option Grants

There were no grants of stock options to any Named Executive Officers during the fiscal year ended September 30, 2006.

Stock Option Exercises

 There were no exercises of stock options by any Named Executive Officers during the fiscal year ended September 30, 2006. Set forth below is information with respect to the fiscal year-end value of all unexercised stock options held by such persons.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

			Number of Unexercised Options Held at Fiscal Year-End 2006		Value of Unexercised, In-The-Money Options at Fiscal Year-End 2006($)(2)
	Shares
	Acquired On	Value
Name	Exercise (#)	Realized ($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert C. Brehm	--	--	2,500,000	--	--	--
Mery C. Robinson	--	--	2,300,000	--	--	--
Conrad Nagel	--	--	700,000	--	--
Bruce Beattie	--	--	250,000	--	--
Behzad Mirzayi	--		250,000

(1)	Based on the closing price of $0.01 for the shares of common stock of the Company traded on the OTC Bulletin Board as of September 30, 2006

(2)	Closing market of a share of common stock on September 30, 2006 was $0.01

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of December 26, 2006, by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the four (4) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable community property laws, and, unless otherwise stated, their address is 6451 El Camino Real, Suite C , Carlsbad, California 92009.

Name and Address of Beneficial Owner	Amount (1)	Percent
Robert C. Brehm	27,300,098 (2)	6.52%
President, Chief Executive Officer and
Chairman of the Board

Mery C. Robinson	4,763,641(3)	1.14%
Chief Operating Officer,
Secretary and Director

Conrad Nagel	3,907,666 (4)	0.94%
Chief Financial Officer

Robert Key	746,230 (5)	0.18%
Director

Mark A. Holmstedt	2,275,950 (6)	0.55%
Director

Bruce Beattie	250,000 (7)	.06%
President,
SSWM Management

Bezhad Mirzay	1,064,237 (8)	.26%
Chief Executive Officer,
SSWM

All Officers and Directors
as a group	39,487,142	9.34%

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

(3)	Includes 2,300,000 shares issuable of Common Stock under stock options exercisable within 60 days of January 31, 2005.

(4)	Includes 600 shares in the name of spouse, Kathrina B. Nagel and (ii) 700,000 shares of Common Stock issuable under stock options and warrants exercisable within 60 days of January 31, 2005.

(5)
Includes (i) 565 shares of Series C Preferred Stock owned by Common Media Services Inc., an affiliate of Robert Key, convertible into 56,500 shares of Common Stock (ii) 689,730 shares of Common Stock owned by Common Media Services, Inc., an affiliate of Robert Key.

(6)	Includes 100 shares of Series C Preferred Stock which is convertible into 10,000 shares of common.

(7)	Includes of 250,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 31, 2005.

(8)	Includes of 250,000 shares of Common Stock issuable under stock options exercisable within 60 days of January 31, 2005.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended September 30, 2006 and September 30, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		September 30, 2006	September 30, 2005

(i)	Audit Fees	$87,500	$50,000
(ii)	Audit Related Fees	--	18,000
(iii)	Tax Fees	10,000	10,000
(iv)	All Other Fees	--	5,000
	Total fees	$97,500	$83,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of U.S. Microbics, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of U.S. Microbics, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.~~.~~

All Other Fees. Consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal years 2006 or 2005.

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

U.S. MICROBICS, INC.

Date: January 16, 2007 By: /s/ Robert C. Brehm
Robert C. Brehm, President and
Chief Executive Officer

Dated: January 16, 2007 By: /s/ Conrad Nagel
Conrad Nagel
Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated.

Name	Position	Date
/s/ Robert C. Brehm	Chief Executive Officer and Director	January 16, 2007
Robert B. Brehm

/s/ Conrad Nagel	Chief Financial Officer and Director	January 16, 2007
Conrad Nagel

/s/ Mery C. Robinson	Director	January 16, 2007
Mery C. Robinson

/s/ Robert Key	Director	January 16, 2007
Robert Key

/s/ Mark Holmstedt	Director	January 16, 2007
Mark Holmstedt