Form 10QSB
period 2006-12-31
US MICROBICS INC
filed 2007-02-20
CIK 774454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarter ended December 31, 2006

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Common Stock, $0.0001 par value per share - 409,823,301 shares outstanding as of February 12, 2007.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U.S. MICROBICS, INC., AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	As Of	As Of
	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
Current Assets:
Cash	$9,318	$341,678
Accounts receivable	32,593	49,994
Inventory	49,715	--
Prepaid expenses and other assets	125,499	155,415
Total current assets	217,125	547,087

Property And Equipment, Net
Office equipment	258,407	256,783
Leasehold improvements	14,376	14,376
Manufacturing equipment	240,499	231,735
Production and transportation equipment	23,351	23,351
	536,633	526,245
Less: accumulated depreciation	(387,803)	(373,631)
	148,830	152,614

Other Assets	30,310	30,310
Total assets	$396,265	$730,011

Liabilities And Deficiency In Stockholders' Equity
Current Liabilities:
Line of credit	492,599	345,000
Accounts payable and accrued expenses	1,710,073	1,591,567
Note payable	150,000	150,000
Notes payable to related parties, current portion	118,525	111,829
Total current liabilities	2,471,197	2,198,396

Total liabilities	2,471,197	2,198,396

Minority Interest	6,135,634	6,117,872

Deficiency In Stockholders' Equity:
Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:

Series II; authorized 500,000 shares; 5,875, and 5,875 issued and outstanding as of December 31, 2006 and September 30, 2006;aggregate liquidation preference of $5,875	588	588

Series B; authorized 500,000 shares; 5,272 and 5,272 shares issued and outstanding as of December 31, 2006 and September 30, 2006; aggregate liquidation preference of $5,272	527	527

Series C; authorized 50,000 shares; 33,339 and 33,339 issued and outstanding as of December 31, 2006 and September 30, 2006; aggregate liquidation preference of $3,333,900	3,334	3,334

Series D; authorized 50,000 shares; 43,330 and 43,330 shares issued and outstanding as of December 31, 2006 and September 30, 2006; no liquidation preference	4,330	4,330

Series E; authorized 50,000 shares; -0- shares issued and outstanding as of December 31, 2006 and September 30, 2006, (aggregate liquidation preference of $-0-)

Common stock; $.0001 par value; authorized 500,000,000 shares;407,026,451 and 404,630,489 shares issued and outstanding as of December 31, 2006 and September 30, 2006, respectively	40,703	40,463
Additional paid-in capital	25,359,510	25,315,763
Treasury stock, at cost	(117,400)	(117,400)
Stock subscriptions receivables	(137,725)	(282,700)
Deferred equity issuance costs	(668,500)	(668,500)
Deferred financing costs	(471,540)	(471,540)
Accumulated deficit	(32,224,393)	(31,411,122)
Total deficiency in stockholders' equity	(8,210,566)	(7,586,257)
Total liabilities and deficiency in stockholders' equity	$396,265	$730,011

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS, INC., AND SUBSIDIARIES
Consolidated Condensed Statements Of Operations
(Unaudited)

	For the Three Months Ended December 31,
	2006	2005
Revenues	$120,002	64,716

Cost of revenues	18,064	83,760

Gross profit (loss)	101,938	(19,044)

Selling, general and administrative expenses	920,123	916,024
Depreciation	14,172	13,972

Loss from operations	(832,357)	(949,040)

Other income (expense):

Interest Income	834	238

Interest expense	(34,686)	(18,623)

Realized gain (loss) on sale of securities	--	30,525

Loss before minority interest and income taxes	(866,209)	(936,900)

Minority interest	52,938	49,501

Net loss before income taxes	(813,271)	(887,399)

Income taxes	--	--

Net Loss	$(813,271)	$(887,399)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average common shares outstanding	405,429,143	261,053,017

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS, INC., AND SUBSIDIARIES
Consolidated Condensed Statements Of Cash Flows
(Unaudited)

	For the Three Months Ended December 31,
	2006	2005

Net Cash Used in Operating Activities	$(624,182)	$(216,127)

Net Cash Used in Investing Activities	(10,388)	(719)

Net Cash Provided by Financing Activities	302,210	285,161

Net increase (decrease) in Cash	(332,360)	68,315

Cash at Beginning of Period	341,678	108,498

Cash at End of Period	$9,318	$176,813

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued in exchange for services	$38,200	$75,000
Common stock issued for accounts payable	$60,000	$83,048
Common stock issued for accrued vacation pay	$--	$3,342
Common stock issued for accrued note payable interest	$--	$15,000
Employee stock options charged to operations	$--	$108,877
Common stock cancelled for accrued payroll	$87,820	$--
Black-Scholes expense for common stock options issued	$33,607	$--
Common stock issued by subsidiary in exchange for services	$13,200	$5,850
Common stock issued by subsidiary for accounts payable	$39,000	$--
Common stock issued in settlement of notes payable by subsidiary	$--	$85,000
Common stock issued by subsidiary for stock subscription receivable	$50,000	$--
Employee stock options for subsidiary charged to operations	$15,560	$--
Cash paid for:
Interest	$--	$--
Income taxes	$--	$--
Dividends	$--	$--

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006 And 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

U.S. Microbics, Inc. was organized on December 7, 1984 under the laws of the State of Colorado.

The Company has five wholly-owned (directly and indirectly) subsidiaries. Those companies are: Xyclonyx, West Coast Fermentation Center, USM Information Services, Inc., USM Products Inc and USM Resources Development. Additionally, the Company has four majority-owned subsidiaries: Sol Tech Corporation (also known as Wasteline Performance Corporation), USM Capital Group, Inc., Bio-Con Microbes Inc., and Sub-Surface Waste Management of Delaware, Inc. ("SSWM").

World Wide Water Systems, Inc. (Formerly USM Information Services, Inc.) was incorporated in the state of Nevada July 2003. The Corporation has been inactive since formation. It is presently owned 50% by US Microbics, Inc. and the other 50% by C. Trade, Inc.

Inventory

Inventory, consisting  primarily of labor costs, subcontract costs, and job related travel is valued at the lower of cost or market on average cost basis.

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
Three Months Ended December 31, 2006 And 2005
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

The following table illustrates the effect on net income and earnings per share for the first quarter of 2005, if we had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based compensation granted under equity award plans for awards granted prior to December 31, 2005:

Three Months Ended
December 31, 2005
Net loss available to common stockholders as reported	$(887,399)
Total stock option expense determined under fair value base method	--
Pro forma net loss	$(887,399)

Net loss per common share as reported:
Basic and diluted	$(.00)
Net loss per common share pro forma:
Basic and diluted	$(.00)

The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2006:

	Options and Warrants			Options and Warrants
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	4,687,500	4.82	$0.01	4,687,500	$0.01
0.02	500,000	0.07	0.02	500,000	0.02
0.03	6,000,000	2.42	0.03	6,000,000	0.03

$0.01-0.03	11,187,500	3.32	$0.02	11,187,500	$0.02

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006 And 2005
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions involving options and warrants issuance are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Balance, October 1, 2006	6,500,000	0.03
Granted	4,687,500	0.01
Exercised	--	--
Expired/Canceled	--	--
Balance, December 31, 2006	11,187,500	$0.02

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
Three Months Ended December 31, 2006 And 2005
(Unaudited)

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

NOTE B - NOTES PAYABLE

During August 2004, the Sub Surface Waste Management of Delaware, Inc. received gross proceeds of $200,000 for a convertible note payable bearing 10% interest rate and maturing on January 31, 2005. The Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $0.25 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a twelve day moving average closing price over a ten(12) day period. Upon maturation of the note on January 31, 2005, the interest rate increased to 15%. As of December 31, 2006 the principal balance owed on the note is $150,000 with an accrued interest liability of $56,013.

NOTE C - INVENTORIES

At December 31, 2006, inventories consist of the following:
Raw materials	$--
Work in progress	49,715
49,715

NOTE D - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $.10 per share. The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of December 31, 2006 there were 5,875 shares of Series II preferred stock, 5,272 shares of Series B preferred stock, 33,838 shares of Series C preferred stock, 43,330 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 7,801,917 shares of common stock.

Common Stock
The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of December 31, 2006 the Company has issued and outstanding 407,026,451 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

During the three months ended December 31, 2006, the Company issued 4,395,962 shares of common stock for services valued at $38,200. These shares were valued at a weighted average of $0.007 per share.

During the three months ended December 31, 2006, the Company issued 6,000,000 shares of common stock for accounts payable valued at $60,000. These shares were valued at $0.01 per share.

During the three months ended December 31, 2006, the Company cancelled 8,000,000 shares of restricted common stock for accrued payroll valued at $87,820. These shares were valued at a weighted average of $0.011 per share.

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006 And 2005
(Unaudited)

NOTE E - MINORITY INTEREST

During the three months ended December 31, 2006, Sub Surface Waste Management of Delaware, Inc. cancelled 975,000 shares of common stock that had previously been issued for use of the employee stock option plan.

During the three months ended December 31, 2006 Sub Surface Waste Management of Delaware, Inc. issued 975,000 shares of common stock for legal fees totaling $39,000. The shares were valued at $0.04 per share.

During the three months ended December 31, 2006, Sub Surface Waste Management of Delaware, Inc. issued 160,000 shares of restricted common stock upon conversion of 32,000 shares of Series A preferred stock.

During the three months ended December 31, 2006 Sub Surface Waste Management of Delaware, Inc. issued 500,000 shares of restricted common stock for investor relations services totaling $13,200. The shares were valued at $0.02 per share.

During the three months ended December 31, 2006 Sub Surface Waste Management of Delaware, Inc. issued 375,000 shares of restricted common stock for cash receipts totaling $7,500. The shares were valued at $0.02 per share.

During the three months ended December 31, 2006 Sub Surface Waste Management of Delaware, Inc. issued 2,500,000 shares of restricted common stock for stock subscriptions receivable totaling $50,000. The shares were valued at $0.02 per share.

For the three months ended December 31, 2006 the minority shareholders' share of the losses (income) of majority-owned subsidiaries was:

Amount

USM Capital Group, Inc.	$13
Sub Surface Waste Management of Delaware, Inc.	52,925
Sol-Tech Corporation	--
Bio-Con Microbes	--
Totals	$52,938

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
Three Months Ended December 31, 2006 And 2005
(Unaudited)

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
Three Months Ended December 31, 2006 And 2005
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

The following table summarizes segment asset and operating balances by reportable segment.

	For the Three Months Ended December 31,
	2006	2005
Net Sales to External Customers:
Consulting and Financial Services	$--	$--
Engineering Services Corporate	120,002	62,306
Corporate	--	2,410
Total Sales to External Customers	$120,002	$64,716

Depreciation Expense:
Consulting and Financial Services	$--	$--
Engineering Services	6,909	4,372
Corporate	7,263	9,600
Total Depreciation Expense	$14,172	$13,972

General and Administrative Expense:
Consulting and Financial Services	$133	$50
Engineering Services	575,856	454,862
Corporate	344,134	461,112
Total General and Administrative Expense	$920,123	$916,024

Capital Expenditures:
Consulting and Financial Services	$--	$--
Engineering Services	8,764	719
Corporate	1,624	--
Total Capital Expenditures	$10,388	$719

Operating (Losses):
Consulting and Financial Services	$(133)	$(50)
Engineering Services	(499,414)	(476,316)
Corporate	(332,810)	(472,674)
Total Segment Operating Losses	$(832,357)	$(949,040)

Segment Assets:
Consulting and Financial Services	$145	$277
Engineering Services - Net	$277,373	$606,668
Corporate	$118,747	$37,882
Total Segment Assets	$396,265	$644,827

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006 And 2005
(Unaudited)

NOTE G - SEGMENT INFORMATION (continued)

One of the Company's business segments operated in two geographic locations.

Those geographic segments are:

* United States
* Mexico

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	December 31,	December 31,
	2006	2005
Net Sales To External Customers:
United States	$30,357	$12,752
Mexico	$89,645	$51,964
Total Sales To External Customers	$120,002	$64,716

Assets:
United States	$272,904	$600,727
Mexico	$123,361	$44,100
Total Assets	$396,265	$644,827

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

RESULTS OF OPERATIONS

For The Three months ended December 31, 2006 And Three months ended December 31, 2005

The Company had revenues of $120,002 during the three months ended December 31, 2006, a 85% increase as compared to $64,716 of revenues for the three months ended December 31, 2005. Revenues for the three months ended December 31, 2006 consisted primarily of engineering services and bio-remediation of hydro-carbons in contaminated soil for projects in Mexico. The cost of revenues for the three months ended December 31, 2006 were $18,064 compared to $83,760 for the same period in 2005. Gross profit for the three months ended December 31, 2006 was $101,938 or 84% of sales compared to a gross loss of $19,044 for the corresponding period in fiscal 2005. The increase in revenue is due primarily to the increase in billing on contracts in Mexico.

Selling, general and administrative ("SG&A") expenses for the three months ended December 31, 2006 totaled $920,123 compared to $916,024 for the same period in fiscal 2005. SG&A expenses for the three months ended December 31, 2006 consisted mainly of occupancy, payroll, accounting and consulting services. Depreciation expense for the three months ended December 31, 2006 totaled $14,172 compared to $13,972 for the same period in fiscal 2005.

The Company incurred a loss from operations of $832,357 and had negative cash flows from operations of $624,182 during the three months ended December 31, 2006, compared to a loss from operations of $949,040 and negative cash flows from operations of $216,127 for the three months ended December 31, 2005. Basic and diluted net loss per share was $(0.00) for the three months ended December 31, 2006 and for the three months ended December 31, 2005.

The Company is expecting the revenues for the year ended September 30, 2007 to be greater than revenues generated the prior fiscal year. Although based on the current financial condition of the Company, additional capital will be required in order for the Company to maintain its ongoing operations. There can be no assurance that the Company or SSWM will be able to raise such capital on acceptable terms. Failure to obtain such capital or generate such revenues would have an adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

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

Liquidity And Capital Resources.

Cash and cash equivalents totaled $9,318 and $176,813 at December 31, 2006 and December 31, 2005..

During the three months ended December 31, 2006 the Company, with its subsidiaries, raised net proceeds of $302,210 through its financing activities. These financing activities included proceeds from the employee stock option plan and the issuance of common stock. As of December 31, 2006, the Company has negative working capital of $2,254,072 as compared to negative working capital of $1,585,112 as of December 31, 2005. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating capital requirements.

The Company believes that it may generate sufficient cash to continue its operations through September 30, 2007, and anticipates that cash generated from planned private placements and projected revenues from contracts during the next three quarters of fiscal 2007 will enable it to fulfill cash needs through fiscal 2007 operations.

On September 9, 2006, Sub Surface Waste Management of Delaware, Inc. entered into a $500,000 line of credit agreement with a Pilgrim Bank maturing on September 9, 2007. The line of credit agreement is collateralized by substantially all the assets of the Company and pledged certificates of deposit held as collateral by one of the Company’s affiliates. The line of credit has a fixed rate of interest of 7% per annum. As of December 31, 2006, the balance outstanding on the line of credit was $492,598.

To obtain this line of credit, a finance fee of 3,000,000 shares of restricted common stock was issued to an affiliate at discount of $0.032 per share. This resulted in a finance fee of $96,000 which is being amortized over the 12 month term of the debt. During the three months ended December 31, 2006 the Company amortized $24,197 of this amount to interest expense, leaving a remaining balance of $66,279 to be amortized during the remaining fiscal year.

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

The Company's independent certified public accountant has stated in their report included in the Company's September 30, 2006 Form 10-KSB, that the Company is having difficulties generating sufficient cash flows to meet its obligations and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Risks And Uncertainties

For the three months ended December 31, 2006, the Company has generated revenues of $120,002. During this same period, the Company incurred a net loss of $813,271 and had negative cash flows from operations of $624,182. As of December 31, 2006, the Company has an accumulated deficit of $32,224,393.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the fiscal quarter ending on December 31, 2006. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

In October 2006, the Company issued 3,156,566 shares of restricted common stock for accrued vacation and accrued auto allowance. These shares were valued at .008 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act.

In December 2006, the Company cancelled 3,156,566 shares of restricted common stock that has been issued for accrued vacation and accrued auto allowance. This transaction was deemed exempt from registration pursuant to section 4(2) of the Securities Act.

In December 2006, the Company cancelled 8,000,000 shares of restricted common stock that has been issued for accrued payroll. This transaction was deemed exempt from registration pursuant to section 4(2) of the Securities Act.

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
10/01/06-	--	--	--	--
10/31/06	0	$0	0	0

11/01/06-	--	--	--	--
11/30/06	0	$0	0	0

12/01/06-	--	--	--	--
12/31/06	0	$0	0	0

(1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Subsequent events:

Promissory Note

In addition, on August 4, 2004, Sub Surface Waste Management of Delaware, Inc. entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The Note matured on January 31, 2005, and may be redeemed by the Company, subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into the Company’s common shares. The Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted, the Company may issue more than 840,000 shares of its common stock to Fusion Capital, including interest as of the conversion date. The Company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note. The remaining balance of interest and principal on this note as of December 31, 2006 is $206,013 including $56,013 of accrued interest.

From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the Company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest.

In the event Fusion Capital does not accept common stock as payment of their note, the Company will be obligated to raise additional capital of $206,013 possibly through the sale of restricted common stock or through additional borrowings. There is no assurance that the Company will be able to raise the required funds to repay the loan to Fusion Capital.

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

U.S. MICROBICS, INC.

Date: February 20, 2007	By:	/s/ Robert C. Brehm
Robert C. Brehm, President and Chief Executive Officer

Date: February 20, 2007	By:	/s/ Conrad Nagel
Conrad Nagel, Chief Financial Officer