Form 10QSB
period 2007-03-31
US MICROBICS INC
filed 2007-05-21
CIK 774454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarter ended March 31, 2007

|_|	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ___________ to ___________
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No |_|

Common Stock, $0.0001 par value per share - 436,506,801 shares outstanding as of May 17, 2007.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes |_|; No ☒

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U.S. MICROBICS, INC., AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of	As of
	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)
Current Assets:
Cash	$16,711	$341,678
Accounts receivable	12,723	49,994
Inventory	51,656	--
Prepaid expenses and other assets	200,785	155,415
Total current assets	281,875	547,087

Property and equipment, net
Office equipment	258,356	256,783
Leasehold improvements	14,376	14,376
Manufacturing equipment	240,500	231,735
Production and transportation equipment	23,351	23,351
	536,583	526,245
Less: accumulated depreciation	(400,966)	(373,631)
	135,617	152,614

Other Assets	30,310	30,310
Total assets	$447,802	$730,011

Liabilities and deficiency in Stockholders' Equity
Current Liabilities:
Line of credit	$944,650	$345,000
Accounts payable and accrued expenses	1,672,448	1,591,567
Note payable	110,000	150,000
Notes payable to related parties, current portion	92,721	111,829
Total current liabilities	2,819,819	2,198,396

Total liabilities	2,819,819	2,198,396

Minority Interest	6,782,211	6,117,872

Deficiency in Stockholders' Equity:
Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
Series II; authorized 500,000 shares; 5,875, and 5,875 issued and outstanding as of March 31, 2007 and September 30, 2006;
aggregate liquidation preference of $5,875	588	588
Series B; authorized 500,000 shares; 5,272 and 5,272 shares issued and outstanding as of March 31, 2007 and September 30, 2006;
aggregate liquidation preference of $5,272	527	527
Series C; authorized 50,000 shares; 33,339 and 33,339 issued and outstanding as of March 31, 2007 and September 30, 2006; aggregate
liquidation preference of $3,333,900	3,334	3,334
Series D; authorized 50,000 shares; 43,330 and 43,330 shares issued and outstanding as of March 31, 2007 and September 30, 2006; no
liquidation preference	4,330	4,330
Series E; authorized 50,000 shares; -0- shares issued and outstanding as of March 31, 2007 and September 30, 2006,
(aggregate liquidation preference of $-0-)
Common stock; $.0001 par value; authorized 500,000,000 shares;
423,948,235 and 404,630,489 shares issued and outstanding as of
March 31, 2007 and September 30, 2006, respectively	42,395	40,463
Additional paid-in capital	25,432,442	25,315,763
Treasury stock, at cost	(117,400)	(117,400)
Stock subscriptions receivables	(243,502)	(282,700)
Deferred equity issuance costs	(668,500)	(668,500)
Deferred financing costs	(471,540)	(471,540)
Accumulated deficit	(33,136,902)	(31,411,122)
Total deficiency in stockholders' equity	(9,154,229)	(7,586,257)
Total liabilities and deficiency in stockholders' equity	$447,802	$730,011

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS, INC., AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2007	2006	2007	2006

Revenues	$174,289	$371,036	$54,287	$306,320
Cost of revenues	44,496	244,400	26,432	160,640

Gross profit	129,793	126,636	27,855	145,680

Selling, general and administrative expenses	1,973,916	1,828,288	1,053,793	912,264
Depreciation and amortization	27,334	27,681	13,162	13,709

Loss from operations	(1,871,457)	(1,729,333)	(1,039,100)	(780,293)

Other income (expense):
Interest income	901	467	67	229
Interest expense	(50,444)	(40,479)	(15,758)	(21,856)
Realized gain (loss) on sale of securities	--	30,525	--	--
Loss before minority interest and income taxes	(1,921,000)	(1,738,820)	(1,054,791)	(801,920)
Minority interest	195,221	129,191	142,283	79,690

Net Loss Before Income Taxes	(1,725,779)	(1,609,629)	(912,508)	(722,230)

Income tax expenses	--	--	--	--

Net loss	$(1,725,779)	$(1,609,629)	$(912,508)	$(722,230)

Net loss per common share (basic and diluted)	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding	414,649,693	277,166,578	421,612,017	293,280,139

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS, INC., AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended March 31,
	2007	2006

Net Cash Used in Operating Activities	$(1,262,383)	$(1,029,090)

Net Cash Used in Investing Activities	(10,337)	(57,030)

Net Cash Provided by Financing Activities	947,753	1,053,798

Net Decrease in Cash	(324,967)	(32,322)

Cash at Beginning of Period	341,678	108,498

Cash at End of Period	$16,711	$76,176

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued in exchange for services	$46,500	$75,000
Common stock issued in exchange for compensation	$--	$20,000
Common stock issued for accounts payable	$60,000	$96,648
Common stock issued for accrued vacation pay	$--	$3,342
Common stock issued for accrued note payable interest	$--	$15,000
Common stock issued for employee stock options charged to operations	$3,489	$164,459
Common stock issued for employee stock options for subscription receivable	$19,772	$--
Common stock issued for accrued payroll	$60,000	$--
Common stock cancelled for accrued payroll	$(87,820)	$--
Common stock cancelled for stock subscription receivable	$(50,000)	$--
Black-Scholes expense for common stock options issued	$66,670	$--
Common stock issued by subsidiary in exchange for services	$243,064	$9,600
Common stock issued by subsidiary in exchange for compensation	$--	$10,000
Common stock issued by subsidiary for accounts payable	$96,189	$47,752
Common stock issued by subsidiary for accrued payroll	$17,500	$--
Common stock issued in settlement of notes payable by subsidiary	$62,500	$85,000
Common stock issued by subsidiary for stock subscription receivable	$50,000	$--
Common stock issued by subsidiary for accrued interest	$14,670	$--
Common stock issued by subsidiary for a finance fee	$112,500	$--
Common stock issued by subsidiary for employee stock options charged to operations	$73,584	$--
Common stock issued by subsidiary for employee stock options for subscription receivable	$328,801	$--
Preferred stock issued by subsidiary for licensing agreement	$--	$150,000
Preferred stock issued by subsidiary for consulting agreement	$--	$360,000
Cash paid for:
Interest	$--	$--
Income taxes	$--	$--
Dividends	$--	$--

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2007 And 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2007 And 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2007:

	Options and Warrants			Options and Warrants
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	12,500,000	4.70	$0.01	12,500,000	$0.01
0.03	6,000,000	2.18	0.03	6,000,000	0.03

$0.01-0.03	18,500,000	3.88	$0.02	18,500,000	$0.02

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2007 And 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions involving options and warrants issuance are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Balance, October 1, 2006	6,500,000	0.03
Granted	4,687,500	0.01
Exercised	--	--
Expired/Canceled	--	--
Balance, December 31, 2006	11,187,500	$0.02
Granted	11,284,284	0.01
Exercised	(3,471,784)	(0.01)
Expired/Canceled	(500,000)	(0.02)
Balance, March 31, 2007	18,500,000	$0.02

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

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
Six Months Ended March 31, 2007 And 2006
(Unaudited)

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

In February 2007, the Financial Account Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE B - NOTES PAYABLE

In addition, on August 4, 2004, Sub Surface Waste Management of Delaware, Inc. entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The Note matured on January 31, 2005, and may be redeemed by the Company, subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into the Company’s common shares. The Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted, the Company may issue more than 840,000 shares of its common stock to Fusion Capital, including interest as of the conversion date. The Company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note. The remaining balance of interest and principal on this note as of March 31, 2007 is $158,040 including $48,040 of accrued interest.

From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the Company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest.

NOTE C - INVENTORIES

At March 31, 2007, inventories consist of the following:
Raw materials	$--
Work in progress	51,656

51,656

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2007 And 2006
(Unaudited)

NOTE D - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $.10 per share. The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of March 31, 2007 there were 5,875 shares of Series II preferred stock, 5,272 shares of Series B preferred stock, 33,339 shares of Series C preferred stock, 43,330 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 7,801,917 shares of common stock.

Common Stock
The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of March 31, 2007 the Company has issued and outstanding 423,948,235 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

During the six months ended March 31, 2007, the Company issued 12,000,000 shares of restricted common stock for accrued payroll valued at $60,000. These shares were valued at $0.005 per share.

During the six months ended March 31, 2007, the Company cancelled 50,000 shares of common stock for a stock subscription receivable valued at $50,000. These shares were valued at $1.00 per share.

During the six months ended March 31, 2007, the Company issued 3,471,784 shares of common stock for the employee stock option plan. The issuance of these shares incurred a receivable of $19,772 and an expense of $3,489 for the Company.

During the six months ended March 31, 2007, the Company issued 5,395,962 shares of common stock for services valued at $44,200. These shares were valued at a weighted average of $0.008 per share.

During the six months ended March 31, 2007, the Company issued 500,000 shares of restricted common stock for services valued at $2,300. These shares were valued at $0.005 per share.

During the six months ended March 31, 2007, the Company issued 6,000,000 shares of common stock for accounts payable valued at $60,000. These shares were valued at $0.01 per share.

During the six months ended March 31, 2007, the Company cancelled 8,000,000 shares of restricted common stock for accrued payroll valued at $87,820. These shares were valued at a weighted average of $0.011 per share.

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2007 And 2006
(Unaudited)

NOTE E - MINORITY INTEREST

During the six months ended March 31, 2007, Sub Surface Waste Management of Delaware, Inc. cancelled 975,000 shares of common stock that had previously been issued for use of the employee stock option plan.

During the six months ended March 31, 2007, Sub Surface Waste Management of Delaware, Inc. issued 15,000,000 shares of common stock for the employee stock option plan. The issuance of these shares incurred a receivable of $328,801 and an expense of $58,023 for the Company.

During the six months ended March 31, 2007 Sub Surface Waste Management of Delaware, Inc. issued 4,377,900 shares of common stock for services totaling $133,675. The shares were valued at a weighted average of $0.03 per share.

During the six months ended March 31, 2007 Sub Surface Waste Management of Delaware, Inc. issued 4,205,385 shares of common stock for a note payable and accrued interest totaling $54,670. Of this amount, $40,000 went toward principal and $14,670 went toward accrued interest. The shares were valued at $0.01 per share.

During the six months ended March 31, 2007 Sub Surface Waste Management of Delaware, Inc. issued 3,421,600 shares of common stock for legal fees totaling $96,189. The shares were valued at a weighted average of $0.03 per share.

During the six months ended March 31, 2007, Sub Surface Waste Management of Delaware, Inc. issued 160,000 shares of restricted common stock upon conversion of 32,000 shares of Series A preferred stock.

During the six months ended March 31, 2007 Sub Surface Waste Management of Delaware, Inc. issued 500,000 shares of restricted common stock for investor relations services totaling $13,200. The shares were valued at $0.02 per share.

During the six months ended March 31, 2007 Sub Surface Waste Management of Delaware, Inc. issued 700,000 shares of restricted common stock for accrued payroll totaling $17,500. The shares were valued at $0.02 per share.

During the six months ended March 31, 2007 Sub Surface Waste Management of Delaware, Inc. issued 775,000 shares of restricted common stock for cash receipts totaling $11,500. The shares were valued at a weighted average of $0.01 per share.

During the six months ended March 31, 2007 Sub Surface Waste Management of Delaware, Inc. issued 2,500,000 shares of restricted common stock for stock subscriptions receivable totaling $50,000. The shares were valued at $0.02 per share.

During the six months ended March 31, 2007 Sub Surface Waste Management of Delaware, Inc. issued 4,500,000 shares of restricted common stock for a note payable and an incurred finance fee totaling $135,000. The shares were valued at $0.005 per share.

For the six months ended March 31, 2007 the minority shareholders' share of the losses (income) of majority-owned subsidiaries was:

Amount

USM Capital Group, Inc.	$26
Sub Surface Waste Management of Delaware, Inc.	195,196
Sol-Tech Corporation	(1)
Bio-Con Microbes	--
Totals	$195,221

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

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2007 And 2006
(Unaudited)
NOTE G - SEGMENT INFORMATION

The Company's two reportable segments are managed separately based on fundamental differences in their operations. During 2007 and 2006, the Company operated in the following two reportable segments:

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
Six Months Ended March 31, 2007 And 2006
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

The following table summarizes segment asset and operating balances by reportable segment.

	For the Six Months Ended March 31,
	2007	2006
Net Sales to External Customers:
Consulting and Financial Services	$--	$--
Engineering Services Corporate	174,289	367,420
Corporate	--	3,616
Total Sales to External Customers	$174,289	$371,036

Depreciation Expense:
Consulting and Financial Services	$--	$--
Engineering Services	13,885	9,527
Corporate	13,449	18,154
Total Depreciation Expense	$27,334	$27,681

General and Administrative Expense:
Consulting and Financial Services	$169	$50
Engineering Services	1,266,868	1,216,411
Corporate	706,879	611,827
Total General and Administrative Expense	$1,973,916	$1,828,288

Capital Expenditures:
Consulting and Financial Services	$--	$--
Engineering Services	8,764	57,030
Corporate	1,573	--
Total Capital Expenditures	$10,337	$57,030

Operating (Losses):
Consulting and Financial Services	$(169)	$(50)
Engineering Services	(1,153,480)	(1,110,163)
Corporate	(717,808)	(619,120)
Total Segment Operating Losses	$(1,871,457)	$(1,729,333)

Segment Assets:
Consulting and Financial Services	$109	$277
Engineering Services - Net	$335,282	$580,666
Corporate	$112,411	$37,334
Total Segment Assets	$447,802	$618,277

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Six Months Ended March 31, 2007 And 2006
(Unaudited)

NOTE G - SEGMENT INFORMATION (continued)

One of the Company's business segments operated in two geographic locations.

Those geographic segments are:

* United States
* Mexico

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	March 31,	March 31,
	2007	2006
Net Sales To External Customers:
United States	$84,644	$17,084
Mexico	$89,645	$353,952
Total Sales To External Customers	$174,289	$371,036

Assets:
United States	$333,404	$448,907
Mexico	$114,398	$169,370
Total Assets	$447,802	$618,277

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

RESULTS OF OPERATIONS

For the six months and three months ended March 31, 2007 with six months and three months ended March 31, 2006

The Company had revenues of $174,289 and $54,287 during the six months and three months ended March 31, 2007. This represents a 53% decrease and 82% decrease respectively as compared to $371,036 and $306,320 of revenues for the six months and three months ended March 31, 2006. Revenues for the six months ended March 31, 2007 consisted primarily of engineering services and bio-remediation of hydro-carbons in contaminated soil for projects in Mexico. The cost of revenues for the six months and three months ended March 31, 2007 were $44,496 and $26,432 compared to $244,400 and $160,640 for the same period in 2006. Gross profit for the six months and three months ended March 31, 2007 was $129,793 and $27,855 or 74% and 51% of sales compared to a gross profit of $126,636 and $145,680 or 34% and 48% of sales for the corresponding period in fiscal 2006.

Selling, general and administrative ("SG&A") expenses for the six months and three months ended March 31, 2007 totaled $1,973,916 and $1,053,793 compared to $1,828,288 and $912,264 for the same period in fiscal 2006. SG&A expenses for the six months ended March 31, 2007 consisted mainly of occupancy, payroll, accounting, legal fees and consulting services. Depreciation expense for the six months and three months ended March 31, 2007 totaled $27,334 and $13,162 compared to $27,681 and $13,709 for the same period in fiscal 2006.

The Company incurred a loss from operations of $1,871,457 and $1,039,100 during the six months and three months ended March 31, 2007 and had negative cash flows from operations of $1,262,383 during the six months ended March 31, 2007, compared to a loss from operations of $1,729,333 and $780,293 for the six months and three months ended March 31, 2006 and negative cash flows from operations of $1,029,090 for the six months ended March 31, 2006. Basic and diluted net loss per share was $(0.00) and $(0.00) for the six months and three months ended March 31, 2007 and $(0.01) and $(0.00) for the six months and three months ended March 31, 2006.

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

Liquidity And Capital Resources.

Cash and cash equivalents totaled $16,711 and $76,176 at March 31, 2007 and March 31, 2006.

During the six months ended March 31, 2007 the Company, with its subsidiaries, raised net proceeds of $947,753 through its financing activities. These financing activities included draws from a line of credit, proceeds from the employee stock option plan and the issuance of common stock. As of March 31, 2007, the Company has negative working capital of $2,537,944 as compared to negative working capital of $1,490,658 as of March 31, 2006. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating capital requirements.

The Company believes that it may generate sufficient cash to continue its operations through September 30, 2007, and anticipates that cash generated from planned private placements and projected revenues from contracts during the next three quarters of fiscal 2007 will enable it to fulfill cash needs through fiscal 2007 operations.

On September 9, 2006, Sub Surface Waste Management of Delaware, Inc. entered into a $500,000 line of credit agreement with a Pilgrim Bank maturing on September 9, 2007. The line of credit agreement is collateralized by substantially all the assets of the Company and pledged certificates of deposit held as collateral by one of the Company’s affiliates. The line of credit has a fixed rate of interest of 7% per annum. In early January of 2007 this line of credit was increased to $1,000,000. As of March 31, 2007, the balance outstanding on the line of credit was $944,650.

To obtain this line of credit, a finance fee of 3,000,000 shares of restricted common stock of Sub Surface Waste Management of Delaware was issued to an affiliate at discount of $0.032 per share. Also, to obtain the increase in the line of credit this affiliate was issued an additional 4,500,000 shares of restricted common stock of Sub Surface Waste Management of Delaware at a discount of $0.005 per share. This resulted in finance fee of $96,000 and $112,500 which are being amortized over the 12 month term of the debt. During the six months ended March 31, 2007 the Company has amortized $65,051 of this amount to interest expense, leaving a remaining balance of $143,449 to be amortized during the remaining fiscal year.

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

Risks And Uncertainties

For the six months ended March 31, 2007, the Company has generated revenues of $174,289. During this same period, the Company incurred a net loss of $1,725,779 and had negative cash flows from operations of $1,262,383. As of March 31, 2007, the Company has an accumulated deficit of $33,136,902.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the fiscal quarter ending on March 31, 2007. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

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

In February 2007, the Company issued 500,000 shares of restricted common stock for consulting services. The shares were valued at a discounted price of $0.005 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act.

In February 2007, the Company issued 12,000,000 shares of restricted common stock for accrued payroll. The shares were valued at $0.005 per share in a transaction deemed exempt from registration pursuant to section 4(2) of the Securities Act.

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
10/01/06-	--	--	--	--
10/31/06	0	$0	0	0

11/01/06-	--	--	--	--
11/30/06	0	$0	0	0

12/01/06-	--	--	--	--
12/31/06	0	$0	0	0

01/01/07-	--	--	--	--
01/31/07	0	$0	0	0

02/01/07-	--	--	--	--
02/28/07	0	$0	0	0

03/01/07-	--	--	--	--
03/31/07	0	$0	0	0

(1) We have not entered into any plans or programs under which we may repurchase its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Subsequent events:

Promissory Note

In addition, on August 4, 2004, Sub Surface Waste Management of Delaware, Inc. entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The Note matured on January 31, 2005, and may be redeemed by the Company, subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into the Company’s common shares. The Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted, the Company may issue more than 840,000 shares of its common stock to Fusion Capital, including interest as of the conversion date. The Company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note. The remaining balance of interest and principal on this note as of March 31, 2007 is $158,040 including $48,040 of accrued interest.

From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the Company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest.

In the event Fusion Capital does not accept common stock as payment of their note, the Company will be obligated to raise additional capital of $158,040 possibly through the sale of restricted common stock or through additional borrowings. There is no assurance that the Company will be able to raise the required funds to repay the loan to Fusion Capital.

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

U.S. MICROBICS, INC.

Date: May 21, 2007	By:	/s/ Robert C. Brehm
Robert C. Brehm, President and Chief Executive Officer

COMPANY NAME CORPORATION

Date: May 21, 2007	By:	/s/ Conrad Nagel
Conrad Nagel, Chief Financial Officer