Form 10QSB
period 2007-06-30
US MICROBICS INC
filed 2007-08-20
CIK 774454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

|X|	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarter ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Common Stock, $0.0001 par value per share – 453,469,901 shares outstanding as of August 20, 2007.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U.S. MICROBICS, INC., AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	As of	As of
	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
Current Assets:
Cash	$4,393	$341,678
Accounts receivable	48,890	49,994
Inventory	57,247	--
Prepaid expenses and other assets	157,732	155,415
Total current assets	268,262	547,087

Property and equipment, net
Office equipment	258,356	256,783
Leasehold improvements	14,376	14,376
Manufacturing equipment	240,500	231,735
Production and transportation equipment	23,351	23,351
	536,583	526,245
Less: accumulated depreciation	(413,545)	(373,631)
	123,038	152,614

Other Assets	30,310	30,310
Total assets	$421,610	$730,011

Liabilities and deficiency in Stockholders' Equity
Current Liabilities:
Line of credit	$999,665	$345,000
Accounts payable and accrued expenses	2,020,100	1,591,567
Note payable	110,000	150,000
Notes payable to related parties, current portion	93,418	111,829
Total current liabilities	3,223,183	2,198,396

Total liabilities	3,223,183	2,198,396

Minority Interest	6,828,171	6,117,872

Deficiency in Stockholders' Equity:
Convertible preferred stock, $.10 par value; 20,000,000 shares authorized:
Series II; authorized 500,000 shares; 5,875, and 5,875 issued and outstanding as of June 30, 2007 and September 30, 2006;
aggregate liquidation preference of $5,875	588	588
Series B; authorized 500,000 shares; 5,272 and 5,272 shares issued and outstanding as of June 30, 2007 and September 30, 2006;
aggregate liquidation preference of $5,272	527	527
Series C; authorized 500,000 shares; 33,339 and 33,339 issued and outstanding as of June 30, 2007 and September 30, 2006; aggregate
liquidation preference of $3,333,900	3,334	3,334
Series D; authorized 500,000 shares; 43,330 and 43,330 shares issued and outstanding as of June 30, 2007 and September 30, 2006; no
liquidation preference	4,330	4,330
Series E; authorized 50,000 shares; -0- shares issued and outstanding as of June 30, 2007 and September 30, 2006,
(aggregate liquidation preference of $-0-)
Series R; authorized 2,000,000 shares; -0- shares issued and outstanding as of June 30, 2007 and September 30, 2006,
(aggregate liquidation preference of $-0-)
Common stock; $.0001 par value; authorized 500,000,000 shares;
449,131,735 and 404,630,489 shares issued and outstanding as of
June 30, 2007 and September 30, 2006, respectively	44,913	40,463
Additional paid-in capital	25,713,730	25,315,763
Treasury stock, at cost	(117,400)	(117,400)
Stock subscriptions receivables	(53,526)	(282,700)
Deferred equity issuance costs	(668,500)	(668,500)
Deferred financing costs	(471,540)	(471,540)
Accumulated deficit	(34,086,200)	(31,411,122)
Total deficiency in stockholders' equity	(9,629,744)	(7,586,257)
Total liabilities and deficiency in stockholders' equity	$421,610	$730,011

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS, INC., AND SUBSIDIARIES
Consolidated Condensed Statements of Losses
(Unaudited)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$232,118	$447,697	$57,829	$76,661
Cost of revenues	85,892	283,382	41,396	38,982

Gross profit	146,226	164,315	16,433	37,679

Selling, general and administrative expenses	3,075,900	2,864,069	1,101,984	1,035,781
Depreciation and amortization	39,913	44,543	12,579	16,862

Loss from operations	(2,969,587)	(2,744,297)	(1,098,130)	(1,014,964)

Other income (expense):
Interest income	910	818	9	351
Interest expense	(75,014)	(49,133)	(24,570)	(8,654)
Realized gain (loss) on sale of securities	--	30,525	--	--
Loss before minority interest and income taxes	(3,043,691)	(2,762,087)	(1,122,691)	(1,023,267)

Minority interest	368,613	189,520	173,392	60,329

Net Loss Before Income Taxes	(2,675,078)	(2,572,567)	(949,299)	(962,938)

Income tax expenses	--	--	--	--

Net loss	$(2,675,078)	$(2,572,567)	$(949,299)	$(962,938)

Net loss per common share (basic and diluted)	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding	419,547,371	290,308,517	429,342,735	316,592,399

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS, INC., AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2007	2006

Net Cash Used in Operating Activities	$(1,649,833)	$(1,586,333)

Purchase of property and equipment	(11,961)	(57,030)
Disposal of property and equipment	1,624	--
Net Gain on sale of securities	--	500
Net Cash Used in Investing Activities	(10,337)	(56,530)

Proceeds from line of credit	654,665	--
Proceeds from notes payable – related parties	4,089	20,532
Proceeds from common stock issued for ESOP	140,339	996,844
Cash received for common stock	--	48,000
Cash received for preferred stock	--	2,000
Proceeds from SSWM common stock issued for ESOP	472,292	137,000
Cash received for SSWM common stock	11,500	15,000
Proceeds from SSWM stock subscription receivable	40,000	--
Net Cash Provided by Financing Activities	1,322,885	1,659,360

Net Decrease in Cash	(337,285)	16,497

Cash at Beginning of Period	341,678	108,498

Cash at End of Period	$4,393	$124,995

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued for cash received	$--	$48,000
Common stock issued in exchange for services	$94,700	$244,000
Common stock issued in exchange for compensation	$--	$20,000
Common stock issued for accounts payable	$124,000	$259,364
Common stock issued for accrued vacation pay	$--	$3,342
Common stock issued for accrued note payable interest	$--	$15,000
Common stock issued for employee stock options charged to operations	$17,422	$280,988
Common stock issued for employee stock options for subscription receivable	$98,725	$--
Common stock issued for accrued payroll	$102,000	$53,820
Common stock cancelled for accrued payroll	$(87,820)	$--
Common stock cancelled for stock subscription receivable	$(50,000)	$--
Preferred stock issued for cash received	$--	$2,000
Black-Scholes expense for common stock options issued	$103,389	$--
Common stock issued by subsidiary in exchange for services (S-8 and restricted)	$218,375	$29,600
Common stock issued to employees by subsidiary in exchange for compensation	$--	$112,000
Common stock issued to director by subsidiary in exchange for compensation	$10,000	$10,000
Common stock issued by subsidiary for accounts payable	$141,565	$77,752
Common stock issued by subsidiary for accrued payroll	$17,500	$--
Common stock issued in settlement of notes payable by subsidiary (S-8 and restricted)	$62,500	$85,000
Common stock issued by subsidiary for stock subscription receivable	$50,000	$--
Common stock issued by subsidiary for accrued interest	$14,670	$--
Common stock issued by subsidiary for a finance fee	$112,500	$--
Common stock issued by subsidiary for employee stock options charged to operations	$115,391	$--
Common stock issued by subsidiary for employee stock options for subscription receivable	$324,912	$--
Preferred stock issued to employees by subsidiary for compensation	$--	$2,000
Preferred stock issued by subsidiary for licensing agreement	$--	$150,000
Preferred stock issued by subsidiary for consulting agreement	$--	$360,000
Cash paid for:
Interest	$--	$--
Income taxes	$--	$--
Dividends	$--	$--

See accompanying footnotes to the unaudited consolidated condensed financial statements.

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2007 And 2006
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated September 30, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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
Nine Months Ended June 30, 2007 And 2006
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

The following table summarizes the changes in options and warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at June 30, 2007:

	Options and Warrants			Options and Warrants
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	14,964,285	4.56	$0.01	14,964,285	$0.01
0.03	6,000,000	1.93	0.03	6,000,000	0.03

$0.01-0.03	20,964,285	3.80	$0.01	20,964,285	$0.01

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2007 And 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Transactions involving options and warrants issuance are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Balance, October 1, 2006	6,500,000	$0.03
Granted	4,687,500	0.01
Exercised	--	--
Expired/Canceled	--	--
Balance, December 31, 2006	11,187,500	0.02
Granted	11,284,284	0.01
Exercised	(3,471,784)	(0.01)
Expired/Canceled	(500,000)	(0.02)
Balance, March 31, 2007	18,500,000	0.02
Granted	14,464,285	0.01
Exercised	(12,000,000)	(0.01)
Expired/Canceled	--	--
Balance, June 30, 2007	20,964,285	$0.01

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

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2007 And 2006
(Unaudited)

SFAS 156, In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The  Company  does not  expect its  adoption  of this new standard  to have a  material  impact  on its  financial  position,  results  of operations or cash flows.

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

NOTE B - NOTES PAYABLE

During August 2004, the Sub Surface Waste Management of Delaware, Inc. received gross proceeds of $200,000 for a convertible note payable bearing 10% interest rate and maturing on January 31, 2005. The Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at the lower of $0.25 per share or 50% of the Company's common stock fair market value of the Company's common stock based upon a twelve day moving average closing price over a ten(12) day period. Upon maturation of the note on January 31, 2005, the interest rate increased to 15%. As of June 30, 2007 the principal balance owed on the note is $110,000 with an accrued interest liability of $54,146.

NOTE C – INVENTORIES

At June 30, 2007, inventories consist of the following:

Raw materials	$--
Work in progress	57,247

57,247

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2007 And 2006
(Unaudited)

NOTE D - CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 20,000,000 shares of convertible preferred stock with a par value of $.10 per share. The Company has reserved 42,500,000 shares of its $.0001 par value common stock for conversion of preferred stock issuances. As of June 30, 2007 there were 5,875 shares of Series II preferred stock, 5,272 shares of Series B preferred stock, 33,339 shares of Series C preferred stock and 43,330 shares of Series D preferred stock issued and outstanding. Conversion of all issued and outstanding convertible preferred stock to common stock would result in an additional 7,801,917 shares of common stock.

Common Stock
The Company is authorized to issue 500,000,000 shares of common stock with a par value of $.0001 per share. As of June 30, 2007 the Company has issued and outstanding 449,131,735 shares of common stock. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered and charged to the statement of losses.

During the nine months ended June 30, 2007, the Company issued 16,000,000 shares of restricted common stock for accrued payroll valued at $102,000. These shares were valued at a weighted average of $0.006 per share.

During the nine months ended June 30, 2007, the Company cancelled 50,000 shares of common stock for a stock subscription receivable valued at $50,000. These shares were valued at $1.00 per share.

During the nine months ended June 30, 2007, the Company issued 13,471,784 shares of common stock for the employee stock option plan. The issuance of these shares incurred a receivable of $98,725 and an expense of $17,422 for the Company.

During the nine months ended June 30, 2007, the Company issued 9,579,462 shares of common stock for services valued at $92,400. These shares were valued at a weighted average of $0.01 per share.

During the nine months ended June 30, 2007, the Company issued 500,000 shares of restricted common stock for services valued at $2,300. These shares were valued at $0.005 per share.

During the nine months ended June 30, 2007, the Company issued 13,,000,000 shares of common stock for accounts payable valued at $124,000. These shares were valued at $0.01 per share.

During the nine months ended June 30, 2007, the Company cancelled 8,000,000 shares of restricted common stock for accrued payroll valued at $87,820. These shares were valued at a weighted average of $0.011 per share.

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2007 And 2006
(Unaudited)

NOTE E - MINORITY INTEREST

During the nine months ended June 30, 2007, SSWM cancelled 975,000 shares of common stock that had previously been issued for use of the employee stock option plan.

During the nine months ended June 30, 2007, SSWM issued 19,947,500 shares of common stock for the employee stock option plan. The issuance of these shares incurred a receivable of $407,406 and an expense of $71,895 for the Company.

During the nine months ended June 30, 2007 SSWM issued 7,677,900 shares of common stock for services totaling $205,175. The shares were valued at a weighted average of $0.03 per share.

During the nine months ended June 30, 2007 SSWM issued 4,205,385 shares of common stock for a note payable and accrued interest totaling $54,670. Of this amount, $40,000 went toward principal and $14,670 went toward accrued interest. The shares were valued at $0.01 per share.

During the nine months ended June 30, 2007 SSWM issued 6,171,700 shares of common stock for legal fees totaling $141,565. The shares were valued at a weighted average of $0.02 per share.

During the nine months ended June 30, 2007, SSWM issued 160,000 shares of restricted common stock upon conversion of 32,000 shares of Series A preferred stock.

During the nine months ended June 30, 2007 SSWM issued 500,000 shares of restricted common stock for investor relations services totaling $13,200. The shares were valued at $0.02 per share.

During the nine months ended June 30, 2007 SSWM issued 477,000 shares of restricted common stock to a director as compensation totaling $10,000. The shares were valued at $0.02 per share.

During the nine months ended June 30, 2007 SSWM issued 700,000 shares of restricted common stock for accrued payroll totaling $17,500. The shares were valued at $0.02 per share.

During the nine months ended June 30, 2007 SSWM issued 775,000 shares of restricted common stock for cash receipts totaling $11,500. The shares were valued at a weighted average of $0.01 per share.

During the nine months ended June 30, 2007 SSWM issued 2,500,000 shares of restricted common stock for stock subscriptions receivable totaling $50,000. The shares were valued at $0.02 per share.

During the nine months ended June 30, 2007 SSWM issued 4,500,000 shares of restricted common stock for a note payable of $22,500 and an incurred finance fee of $112,500 totaling $135,000. The shares were valued at $0.005 per share.

For the three months ended June 30, 2007 the minority shareholders' share of the losses (income) of majority-owned subsidiaries was:

Amount

USM Capital Group, Inc.	$12
Sub Surface Waste Management of Delaware, Inc.	173,381
Sol-Tech Corporation	--
Bio-Con Microbes	--
Totals	$173,393

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2007 And 2006
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
Nine Months Ended June 30, 2007 And 2006
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

The following table summarizes segment asset and operating balances by reportable segment.

	For the Nine Months Ended June 30,
	2007	2006
Net Sales to External Customers:
Consulting and Financial Services	$--	$--
Engineering Services Corporate	229,668	444,082
Corporate	2,450	3,615
Total Sales to External Customers	$232,118	$447,697

Depreciation Expense:
Consulting and Financial Services	$--	$--
Engineering Services	20,850	18,151
Corporate	19,063	26,392
Total Depreciation Expense	$39,913	$44,543

General and Administrative Expense:
Consulting and Financial Services	$202	$50
Engineering Services	2,028,732	1,640,064
Corporate	1,046,966	1,223,955
Total General and Administrative Expense	$3,075,900	$2,864,069

Capital Expenditures:
Consulting and Financial Services	$--	$--
Engineering Services	8,764	57,030
Corporate	1,573	--
Total Capital Expenditures	$10,337	$57,030

Operating (Losses):
Consulting and Financial Services	$(202)	$(50)
Engineering Services	(1,909,586)	(1,522,911)
Corporate	(1,059,799)	(1,221,336)
Total Segment Operating Losses	$(2,969,587)	$(2,744,297)

Segment Assets:
Consulting and Financial Services	$76	$277
Engineering Services – Net	274,263	584,612
Corporate	147,271	59,589
Total Segment Assets	$421,610	$644,478

U.S. MICROBICS INC., AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2007 And 2006
(Unaudited)

NOTE G - SEGMENT INFORMATION (continued)

One of the Company's business segments operated in two geographic locations.

Those geographic segments are:

* United States
* Mexico

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

	June 30,	June 30,
	2007	2006
Net Sales To External Customers:
United States	$142,473	$17,083
Mexico	89,645	430,614
Total Sales To External Customers	$232,118	$447,697

Assets:
United States	$299,840	$513,679
Mexico	121,770	130,799
Total Assets	$421,610	$644,478

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words "estimate," "anticipate," "believe," "expect," or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified below, as well as the matters set forth in the Company's Annual Report on 10-KSB for the year ended September 30, 2006 and its other SEC filings. These risks and uncertainties could cause the company's actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

RESULTS OF OPERATIONS

For the nine months and three months ended June 30, 2007 with nine months and three months ended June 30, 2006

The Company had revenues of $232,118 and $57,829 during the nine months and three months ended June 30, 2007. This represents a 48% decrease and 25% decrease respectively as compared to $447,697 and $76,661 of revenues for the nine months and three months ended June 30, 2006. Revenues for the nine months ended June 30, 2007 consisted primarily of engineering services and bio-remediation of hydro-carbons in contaminated soil for projects in Mexico. The cost of revenues for the nine months and three months ended June 30, 2007 were $85,892 and $41,396 compared to $283,382 and $38,982 for the same period in 2006. Gross profit for the nine months and three months ended June 30, 2007 was $146,226 and $16,433 or 63% and 28% of sales compared to a gross profit of $164,315 and $37,679 or 37% and 49% of sales for the corresponding period in fiscal 2006.

Selling, general and administrative ("SG&A") expenses for the nine months and three months ended June 30, 2007 totaled $3,075,900 and $1,101,984 compared to $2,864,069 and $1,035,781 for the same period in fiscal 2006. SG&A expenses for the nine months ended June 30, 2007 consisted mainly of occupancy, payroll, accounting, legal fees and consulting services. Depreciation expense for the nine months and three months ended June 30, 2007 totaled $39,913 and $12,579 compared to $44,543 and $16,862 for the same period in fiscal 2006.

The Company incurred a loss from operations of $2,969,587 and $1,098,130 during the nine months and three months ended June 30, 2007 and had negative cash flows from operations of $1,649,833 during the nine months ended June 30, 2007, compared to a loss from operations of $2,744,297 and $1,014,964 for the nine months and three months ended June 30, 2006 and negative cash flows from operations of $1,596,305 for the nine months ended June 30, 2006. Basic and diluted net loss per share was $(0.01) and $(0.00) for the nine months and three months ended June 30, 2007 and $(0.01) and $(0.00) for the nine months and three months ended June 30, 2006.

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

Liquidity And Capital Resources.

Cash and cash equivalents totaled $4,393 and $124,995 at June 30, 2007 and June 30, 2006.

During the nine months ended June 30, 2007 the Company, with its subsidiaries, raised net proceeds of $1,322,885 through its financing activities. These financing activities included draws from a line of credit, proceeds from the employee stock option plan and the issuance of common stock. As of June 30, 2007, the Company has negative working capital of $2,954,921 as compared to negative working capital of $1,354,373 as of June 30, 2006. The Company will need to continue to raise funds by various financing methods such as private placements to maintain its operations until such time as cash generated by operations is sufficient to meet its operating capital requirements.

The Company believes that it may generate sufficient cash to continue its operations through September 30, 2007, and anticipates that cash generated from planned private placements and projected revenues from contracts during the next three quarters of fiscal 2007 will enable it to fulfill cash needs through fiscal 2007 operations.

On September 9, 2006, Sub Surface Waste Management of Delaware, Inc. entered into a $500,000 line of credit agreement with a Pilgrim Bank maturing on September 9, 2007.  The line of credit agreement is collateralized by substantially all the assets of the Company and pledged certificates of deposit held as collateral by one of the Company’s affiliates. The line of credit has a fixed rate of interest of 7% per annum. In early January of 2007 this line of credit was increased to $1,000,000. As of June 30, 2007, the balance outstanding on the line of credit was $999,665.

To obtain this line of credit, a finance fee of 3,000,000 shares of restricted common stock of Sub Surface Waste Management of Delaware was issued to an affiliate at discount of $0.032 per share. Also, to obtain the increase in the line of credit this affiliate was issued an additional 4,500,000 shares of restricted common stock of Sub Surface Waste Management of Delaware at a discount of $0.005 per share. This resulted in finance fee of $96,000 and $112,500 which are being amortized over the 12 month term of the debt. During the nine months ended June 30, 2007 the Company has amortized $152,077 of this amount to interest expense, leaving a remaining balance of $56,423 to be amortized during the remaining fiscal year.

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

Promissory Note

In addition, on August 4, 2004, Sub Surface Waste Management of Delaware, Inc. entered into a loan agreement and convertible promissory note with Fusion Capital to borrow $200,000 at annual interest rate of 10%. The Note matured on January 31, 2005, and may be redeemed by the Company, subject to Fusion Capital's right to convert any outstanding principal and accrued interest due into the Company’s common shares. The Note shall convert at a price equal to the lesser of (i) 50% of the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) trading days prior to the submission of a conversion notice or (ii) $0.25 per share. In connection with the Note, Fusion Capital was issued 250,000 warrants with an exercise price of $.275 per share. If the Note is converted, the Company may issue more than 840,000 shares of its common stock to Fusion Capital, including interest as of the conversion date. The Company has registered up to 1,500,000 in connection with the conversion of the Note to preserve its option to utilize its cash resources for purposes other than paying down the Note. The remaining balance of interest and principal on this note as of June 30, 2007 is $164,146 including $54,146 of accrued interest.

From and after the maturity date or after the occurrence of an event of default under the Note, the interest rate shall be increased to fifteen percent (15%) and shall be calculated in accordance with the terms of the Note. At any time after the maturity date, the Company shall redeem Note for cash equal to 125% of the outstanding principal plus accrued interest.

In the event Fusion Capital does not accept common stock as payment of their note, the Company will be obligated to raise additional capital of $164,146 possibly through the sale of restricted common stock or through additional borrowings. There is no assurance that the Company will be able to raise the required funds to repay the loan to Fusion Capital.

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

Risks And Uncertainties

For the nine months ended June 30, 2007, the Company has generated revenues of $232,118. During this same period, the Company incurred a net loss of $2,675,078 and had negative cash flows from operations of $1,649,833. As of June 30, 2007, the Company has an accumulated deficit of $34,086,200.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN UNREGISTERED SECURITIES AND USE OF PROCEEDS.

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, during the fiscal quarter ending on  June 30, 2007. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions.

In October 2006, the Company issued 3,156,566 shares of restricted common stock for accrued vacation and accrued auto allowance. The shares were valued at .008 per share.

In December 2006, the Company cancelled 3,156,566 shares of restricted common stock that has been issued for accrued vacation and accrued auto allowance.

In December 2006, the Company cancelled 8,000,000 shares of restricted common stock that has been issued for accrued payroll.

In February 2007, the Company issued 500,000 shares of restricted common stock for consulting services. The shares were valued at a discounted price of $0.005 per share.

In February 2007, the Company issued 12,000,000 shares of restricted common stock for accrued payroll. The shares were valued at $0.005 per share.

In April 2007, the Company issued 2,000,000 shares of restricted common stock for accrued payroll. The shares were valued at $0.01 per share.

In June 2007, the Company issued 2,000,000 shares of restricted common stock for accrued payroll. The shares were valued at $0.01 per share.

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) that May Yet Be Purchased Under the Plans or Programs (1)
10/01/06-	--	--	--	--
10/31/06	0	$0	0	0

11/01/06-	--	--	--	--
11/30/06	0	$0	0	0

12/01/06-	--	--	--	--
12/31/06	0	$0	0	0

01/01/07-	--	--	--	--
01/31/07	0	$0	0	0

02/01/07-	--	--	--	--
02/28/07	0	$0	0	0

03/01/07-	--	--	--	--
03/31/07	0	$0	0	0

04/01/07-	--	--	--	--
04/30/07	0	$0	0	0

05/01/07-	--	--	--	--
05/31/07	0	$0	0	0

06/01/07-	--	--	--	--
06/30/07	0	$0	0	0

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

U.S. MICROBICS, INC.

Date: August 20, 2007	By:	/s/ Robert C. Brehm
Robert C. Brehm, President and Chief Executive Officer

COMPANY NAME CORPORATION

Date: August 20, 2007	By:	/s/ Conrad Nagel
Conrad Nagel, Chief Financial Officer